Form 10-K
period 2012-12-31
Triton Pacific Investment Corporation, Inc.
filed 2013-03-29
CIK 1521945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-174873

Triton Pacific Investment Corporation, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10877 Wilshire Blvd., 12th Floor
Los Angeles, CA 90024
(Address of principal executive offices)

(310) 943-4990
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $15.00 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share. There were no shares held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter.)

          As of March 29, 2013, there were 7,500 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Statement Regarding Forward Looking Information

          The following information contains statements that constitute forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global capital market conditions, our ability to obtain credit lines or credit facilities on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable borrowers for our loans and the ability of such borrowers to make payments under their respective loans. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this report.

Item 1.	Business

General

          We are a newly-formed specialty finance company. We will primarily make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long term capital appreciation. On completion of this offering, we will be an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) will serve as our investment adviser and TFA Associates, LLC will serve as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

          On September 4, 2012 our prospectus was declared effective by the Securities and Exchange Commission (“SEC”). The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250.

          Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

-	Focusing primarily on debt and equity investments in small and mid-sized private U.S. companies, which we define as companies;

-	Leveraging the experience and expertise of our Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well balanced portfolio.

          We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We will be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

-	Investment opportunities

-	Market conditions

-	Perceived Risk

          Depending on the amount of capital we raise in this offering and subject to subsequent changes in our capital base, we expect that our private equity investments will generally range between $1 million and $25 million per portfolio company, although this range may change at the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, syndicated loan opportunities, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through sub-advisers.

          We will generally source our private equity investments through third party intermediaries. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunity of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the opportunity. We will endeavor to identify the best exit strategy for each investment, including methodology (for example, a sale, company redemption or public offering) and an appropriate time horizon. We will then attempt to build each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions. We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to wait out unfavorable market conditions.

          We intend to generate the majority of our current income by investing in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated investments that we make generally have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

          As a Business Development Company (“BDC”), we will be subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest in transactions originated by affiliates of our Adviser, including TPCP and certain of its affiliates, unless we obtain an exemptive order from the SEC. We may seek exemptive orders for investments and there is no assurance that such exemptions would be granted if requested, and in either instance conflicts of interests with affiliates of our Adviser might exist (see “Risk Factors” in Item 1A of this report). Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including the Company’s, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of the Company, the clients for which participation is appropriate and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the Company Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

About our Adviser

          Our Adviser is registered as an investment adviser under the Adviser Act. Our Adviser and Triton Pacific Group, Inc. are under the common control of Craig Faggen, who is also our Chief Executive Officer. Triton Pacific Group, Inc. is an investment management firm that focuses primarily on private equity investments through its subsidiary, Triton Pacific Capital Partners and affiliated investment funds. Since 2001, TPCP has focused on debt and equity investments in small to mid-sized private companies generally with revenues of less than $250 million. Since its inception, affiliates of TPCP have invested in the aggregate more than $110 million in private companies with an estimated aggregate enterprise value at the time of acquisition of approximately $200 million.

          Craig J. Faggen, Ivan Faggen, Joseph Davis, Thomas Scott and Sean D. Gjos will initially make up the investment committee of our Adviser. Together, they have over 125 years of collective investment, operational and advisory experience, primarily working with small to mid-sized companies. Members of this team have been working together sourcing, structuring, investing and managing investments in small to middle market companies for no less than five years.

          Our board of directors includes a majority of independent directors and will oversee and monitor the activities of our Adviser as well as our investment portfolio and performance and will annually review the compensation paid to our Adviser. See “Investment Adviser Agreement”, below. In addition to managing our portfolio, our Adviser will provide on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance. Both we and our Adviser will have the right to terminate the investment adviser agreement between us without penalty upon 60 days’ written notice to the other.

Our Market Opportunity

          We will generally target domestic companies for private equity investments with revenues from $10 to $250 million and EBITDA (earnings before interest taxes depreciation and amortization) between $1.0 and $25 million. This segment of the market represents a large majority of the private businesses in the United States, accounting for 31% of U.S. gross domestic product and 20% of the US work force (representing 23 million working Americans)*. In particular, we believe that this market offers significant investment opportunities due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7 2010 Private Company Trendsetter Barometer, 38% of business owners plan to monetize their businesses in the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by the desire to retire.

*	U.S. Census Bureau: 2007 County Business Patterns and 2007 Economic Census.

          We find that companies in the lower middle market have historically been poorly and inefficiently served by the capital markets. The recent banking and financial crisis has further limited access to credit throughout the economy, particularly affecting lower middle market companies, which have become even more constrained in their ability to access either debt or equity from the few sources previously available. We believe that this relative decline in competition has created a compelling opportunity for a well-capitalized specialty financial services company with experience in investing in small to mid-size companies. The current market dynamics will drive higher quality deals to companies such as ours and will allow us to be more selective in our investment process. The members of the investment committee of our Adviser have demonstrated their ability to source and invest in these companies on attractive terms.

          We believe that opportunities in senior secured and second lien secured loans are attractive not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, and generally carry restrictive covenants aimed at ensuring repayment before unsecured creditors. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would otherwise receive from our debt securities. Although, in many cases, the loan documents governing these securities provide for an interest rate floor.

Business Strategy and Competitive Advantage

Focus on ‘Basic’ Businesses within the Lower Middle Market. Our private equity investments will primarily consist of small to mid-sized private U.S. businesses described above. We believe that these companies are often overlooked by larger private equity firms and funds and have less access to the capital markets than their larger competitors. This creates an opportunity to make investments in these companies on more attractive terms than are typically present in larger market transactions. We generally will invest in entrepreneurial, but established, companies with positive cash flow. We will focus on businesses in industries, including healthcare services, software and IT, business services, consumer products, specialty finance, light manufacturing, logistics and value-added distribution.

Employ disciplined underwriting policies and rigorous portfolio management. Our Adviser has developed an extensive underwriting and due diligence process for private equity investments which includes a review of the competitive position, financial performance, industry dynamics, and growth opportunity for each potential portfolio company. In addition, we will seek to invest with management teams or other private equity sponsors who have proven capabilities in building value.

Equity Investment Opportunities. For equity investments, we will seek to identify companies with solid management and untapped potential that can benefit from a combination of new capital and strategic relationships and our operating expertise and guidance. While the founders of such companies have built successful enterprises, they often need additional capital, management resources and a more sophisticated operating infrastructure to take the company to the next level. We believe that these companies, led by appropriately motivated and incentivized management teams, can be vehicles for creating substantial value through accelerated growth and operational improvements.

Opportunistic Debt Investments (Attractive Yield with Reduced Risk). We will seek to identify attractive debt investments that capitalize on our Adviser’s areas of expertise within the lower middle market. These investments will generally be structured to generate meaningful current cash flow for us while also permitting us to participate in value creation through, for example, equity participation rights. These investments will be senior to equity in the capital structure, thereby reducing risk.

High Yield Corporate Debt. We will seek to invest in senior secured loans, second lien secured loans, and, to a lesser extent, subordinated loans and corporate bonds of established companies. Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants.

Value Added Management. When making an investment, we will attempt to leverage our Adviser’s operational and financial expertise to strengthen portfolio company management teams and assist companies to achieve their full potential. For equity investments, we will employ our Adviser’s Value Enhancement Program to further develop the corporate infrastructure of portfolio companies with a view to accelerating and enhancing their “exit readiness”. Our value enhancement program takes a company through a four-step process of development towards a targeted exit strategy. These include the “Strategic Planning Process”, “Preparing the Business for Rapid Growth”, “Accelerated Growth” and “Value Maximization & Realization”. This strategy has often resulted in a short-term reduction in a company’s earnings and cash flow while their sales catch up with the costs associated with more robust infrastructure that we help put in place to support rapid growth. The intended result is a larger, more professional organization, which can either be used as a platform for future expansion or be built into a potential add-on for a larger company in its market, in either instance an attractive target for a larger private equity fund or a strategic corporate buyer.

Leverage the experience and expertise of our Adviser. Our Adviser’s management team is primarily from TPCP which was founded in 2001 to provide access to capital and management/operational expertise to the underserved lower middle market. TPCP has since expanded to include multiple affiliates and the management of numerous investment funds that specialize in providing investment opportunities in the lower middle market for institutional and individual investors and a broad array of capital resources to mature middle market companies.

Capitalize on our Adviser’s strong relationships and market reputation. We believe that our Adviser will benefit from its association with Triton Pacific Group, Inc. and TPCP which have an extensive network of relationships and specialize in dealing with the lower middle market.

Industry Experts. It is our intent to utilize operating partners who have expertise in specific industries that we find attractive and the wherewithal to play an active role in creating value for our investments that fall within their areas of expertise.

Strong Deal Flow. We believe that our Adviser will have strong deal flow as a result of extensive TPCP’s relationships with numerous transaction brokers and small financial intermediaries as well as its strong reputation in its market space.

Investment Objectives and Policies

          Our investment objective is to generate both current income and long term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We will be managed by our Adviser. Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We will enter into an administrative agreement with our Administrator, which is also an affiliate of our Adviser and controlled by Mr. Faggen. Our Administrator will provide the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. Our Administrator will act as our transfer agent, plan administrator, distribution paying agent and registrar, although it may retain one or more third parties to assist in providing such services to us. At the time of this offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional compliance and administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

          We anticipate making private equity investments from the proceeds of this offering predominately in lower middle market companies. We expect that each investment will range between $1 million and $25 million, although this investment size will vary with the size of our capital base. We define lower middle market companies as those with annual revenues of between $10 million and $250 million, and EBITDA of between $1 million and $25 million. We anticipate that our investments will take the form of newly-originated loans and equity investments as well as investments in secondary market transactions, including equity purchased from current owners and loans acquired from banks, other specialty finance companies, private equity sponsors, loan syndications and other investors.

          We anticipate our debt investments will primarily consist of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans and corporate bonds of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The majority of our debt investments are expected to be made in small and middle-market companies, which we define as companies with annual revenue of $10 million to $2.5 billion at the time of investment. In many environments, we believe such a focus offers an opportunity for superior risk adjusted returns.

          The structure of our investments is likely to vary and we expect to invest throughout a portfolio company’s capital structure, including, but not limited to, senior secured and unsecured debt, mezzanine debt, preferred equity, common equity, warrants and other instruments, many of which generate current yield. In addition, in order to diversify our investment portfolio and to the extent allowed by the Company Act and consistent with our continued qualification as a RIC, we may also invest in loans to larger companies which should be more liquid than the debt securities of smaller companies.

          So that we continue to qualify as a BDC, we intend to make investments so that at least 70% of our assets are “qualifying assets” for purposes of the Company Act. We may invest the balance of our portfolio in opportunistic “non-qualifying assets” investments in order to seek enhanced returns for our stockholders. Such investments may include investments in the debt and equity instruments of broadly traded public companies. We expect that these investments generally will be in debt securities that are non-investment grade. Within this 30% basket, we may also invest in debt and equity securities of companies located outside of the United States. All such investments are intended to be made in compliance with the Company Act and in a manner that will not jeopardize our status as a RIC.

          The initial members of our management team will be Craig Faggen, who will serve as our chief executive officer and chairman of the board; and Michael Carroll, who will serve as our chief financial officer and secretary. Mr. Faggen is also an officer of our Adviser and Messrs. Faggen and Carroll are also officers of our Administrator.

Our Adviser

          Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is majority owned by Triton Pacific affiliates, which are controlled by Mr. Faggen. We expect that Mr. Faggen will be the principal officer of the Adviser.

          Mr. Ivan Faggen; Mr. Craig Faggen; Mr. Joseph Davis; Mr. Thomas Scott; and Mr. Sean Gjos will initially be members of the investment committee of our Adviser.

Market opportunity

          Our target market, domestic companies with revenues from $10 to $250 million and EBITDA between $1 and $25 million, represents a large majority of the private businesses in the United States, accounting for 31% of US gross domestic product and 20% of the US work force (representing 23 million working Americans).†

Companies in the U.S. by Revenue*

* Excludes companies with less than $5 million in revenues.
Source: U.S. Census Bureau: 2007 County Business Patterns and 2007 Economic Census.

          In particular, we believe that this market offers significant investment opportunities due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7, 2010 Private Company Trendsetter Barometer, 38% of business owners plan to monetize their businesses within the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by a desire to retire.

          We find that companies in the lower middle market have historically been poorly and inefficiently served by the capital markets. Many U.S. financial institutions are ill-suited to lend to such companies because such lending (i) is more labor intensive than lending to large companies due to the smaller size of each investment and the fragmented nature of information available about them, (ii) requires enhanced due diligence and underwriting practices, including greater and more sustained interaction with management and financial analysis tailored to the lower middle market, and (iii) may require more extensive on-going monitoring.

          The recent banking and financial crisis has further limited access to credit throughout the economy and particularly affected lower middle market companies, which have become even more constrained in their ability to access either debt or equity from what few sources were previously available. Many significant participants in the debt markets over the past five years, such as hedge funds and managers of collateralized loan obligations, have contracted or eliminated their origination activities as investor credit concerns have reduced their available funding. Moreover, many regional banks have failed and many that have not continue to face significant balance sheet constraints and increased regulatory scrutiny, which we believe restricts their ability to provide loans to lower middle market companies, We believe that this relative decline in competition has created a compelling opportunity for well-capitalized specialty financial services companies with experience in investing in small to mid-size companies and will drive higher quality deals to companies such as ours and allow us to be more selective in our investment process. The members of the investment committee of our Adviser have demonstrated their ability to source and invest in these companies on attractive terms.

†	Source: Census Bureau 2007

Business Strategy

Focus on ‘Basic’ Businesses within the Lower Middle Market

          We will primarily invest in small and mid-sized private companies as described above. We believe that these companies are often overlooked by larger private equity investors and have less access to the capital markets than their larger competitors due to the fact that they are small and, accordingly, more difficult to source and, in some case, manage. This creates an opportunity to invest in these companies at lower valuations and on more attractive terms than are typically present in larger market transactions. We generally will invest in entrepreneurial, but established companies with positive cash flow. We will focus on businesses in what we call ‘basic’ industries—that is, industries in which growth is not dependent on a continuous cycle of new technological development—including healthcare services, software and IT, business services, consumer products, specialty finance, light manufacturing, logistics and value-added distribution.

Disciplined Underwriting and Rigorous Portfolio Management

          Our Adviser will employ a disciplined underwriting and due diligence process which will include an extensive initial review of all prospective portfolio companies, their competitive position, financial performance and the dynamics of the industry in which they compete. We will seek to invest with management teams or other private equity sponsors who have a demonstrated track record building value. Through our Adviser, we will offer managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings, review all compliance certificates and covenants and maintain our awareness of critical industry developments and trends

Equity Investment Opportunities

          For equity investments, we will seek to identify companies with solid management and untapped potential that would benefit from a combination of new capital and strategic relationships and our operating expertise and guidance. While the founders of such companies have built successful enterprises, they often need additional capital and management resources and a more sophisticated perspective to take the company to the next level. We believe that these companies, led by appropriately motivated management teams, can be vehicles for creating substantial value through accelerated growth and operational improvements.

Value-Added Management

          For equity investments, we will seek to negotiate terms that will provide us with significant influence or control of a portfolio company. When making an investment, we will attempt to leverage our Adviser’s operational and financial expertise to strengthen portfolio company management teams and assist them in achieving their full potential. To do so, we will employ our Adviser’s Value Enhancement Program, to change the corporate infrastructure of portfolio companies with a view to accelerating and enhancing their “exit readiness”. This strategy has often resulted in a short-term reduction in portfolio company earnings and cash flow while the company’s sales catch up with the more robust infrastructure required for rapid growth that we help put in place. The intended result, however, is a larger, more professional organization, which can either be used as a platform for future expansion or be built into a potential add-on to a larger player in its market; in either instance an attractive target for a larger private equity fund or a strategic corporate buyer.

Opportunistic Debt Investment (Attractive Yield with Reduced Risk)

          We will seek to identify attractive debt investments that capitalize on our Adviser’s areas of expertise within the lower middle market. These investments will be senior to equity in the capital structure, thereby reducing risk. In addition, our investments will focus on long-term credit performance and principal protection. Likewise, we will structure our loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, low leverage levels and strong contractual protections. Our private equity debt investments will have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative, and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of loss of capital while allowing for meaningful current cash flow to investors and some level of participation in value creation through equity participation rights.

High Yield Corporate Debt

          We will seek to invest in senior secured loans, second lien secured loans, and, to a lesser extent, subordinated loans and corporate bonds of established companies. Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants.

Well Established Firm and Experienced Investment Committee

          Our Adviser’s management team is primarily from TPCP, which was founded in 2001 to provide access to capital and management/operational expertise to the underserved lower middle market. TPCP has since expanded to include multiple affiliates and the management of numerous investment funds that specialize in providing specialty investment opportunities in the lower middle market for institutional and individual investors and a broad array of capital resources to mature lower middle market companies. TPCP has to date invested in 18 companies with an estimated aggregate enterprise value at the time of acquisition of approximately $200 million. We believe that the investment committee of our Adviser has developed an extensive network of relationships and a specialty in dealing with the lower middle market, as well as a reputation for its expertise, fair dealing, flexibility and ability to handle transactions beyond the reach of others in this market space.

Industry Experts

          We may call upon a select group of operating partners who have expertise in specific industries that we find attractive and the wherewithal to play an active role in creating value for our investments that fall within their areas of expertise.

Strong Deal Flow

          We believe that our Adviser will have strong deal flow as a result of the strong market reputation of the Adviser and its principals as investors and its and their extensive network of relationships with numerous transaction brokers and small financial intermediaries. We believe that their industry relationships with other private equity sponsors, investment banks, business brokers, merger and acquisition advisers, financial services companies and commercial banks are a significant source for new investment opportunities. We believe our Adviser is well known in the financial sponsor community, and that its experience and reputation provide a competitive advantage in originating new investments. From time to time, we may receive referrals for new prospective investments for which we may pay a referral fee or a finder’s fee.

Diversification

          We recognize that an over concentration in one or a limited number of positions in our portfolio would increase the risk of exposure to adverse changes in a single investment. We will endeavor to construct and maintain our portfolio to reduce such risks, including through investments throughout a company’s capital structures and among companies in a multitude of different industries and geographic markets, thereby reducing the concentration of risk in any one type of investment, company or sector of the economy. We cannot guarantee that we will be successful in this effort.

Investment Philosophy

          We will focus on the following key elements when evaluating a private equity investment opportunity

Attractive Industries: We will identify industries that exhibit strong growth characteristics or consolidation attributes, are experiencing rapid rates of change or are beginning to transform their business models.

Solid Management: Management is critically important in any company. However, making significant changes in strategy or operations or driving towards rapid expansion places additional demands on leadership. Therefore, we are only interested in investing in companies with solid management teams in place or where there is a clear and achievable strategy of attracting the right people to the team. In all cases, we firmly believe it is essential for management to be committed to agreed-upon strategic objectives for the company prior to making an investment.

Positive Cash Flow: We will identify companies with a sufficient history or clear prospect of positive cash flow to allow for distributions, while retaining sufficient cash to grow the company.

Operating Inefficiencies/Modernization: Many small businesses have not taken advantage of the tools that have become available to their industry to drive operational efficiencies and support more rapid growth. We will look to invest in companies that have potential because they have not yet benefited from new production techniques, new technologies, or other promising industry trends that have benefited their larger competitors.

Ability to Add Value: Our Adviser’s experienced executives can be valuable to any management team, particularly those attempting to grow their company aggressively. We will evaluate each prospective investment to understand our ability, through our Adviser, to be a value-added partner, either as a member of the board or as a more active advisor.

Investment Principles

          We have established the following principles, which we believe, when consistently followed and properly executed, will result in successful private equity investments:

•	Each investment will be premised on a specific strategic opportunity.

•

We will conduct extensive due diligence to obtain an in-depth understanding of the business and its industry in order to identify and evaluate the strategic and financial opportunities associated with the investment and the risks associated with those opportunities.

•

The purchase price or loan terms must be determined from an assessment of the overall investment opportunity and associated risks, not solely the competitive environment. We will not pay the “market price” for an investment should we believe the inherent value of the investment will not sustain such a price. The result may be “missed” opportunities. However, we believe that investment discipline will better serve our investors in the long run.

•	The pricing and structuring of the transaction will be determined by the requirements and objectives of the strategic plan, not vice versa.

•	Management must understand, agree with, and be committed to the goals of a strategic plan and must have the proper incentives to achieve such goals.

•	We will invest on terms that will provide us with relatively significant influence or control over the companies.

Investment Process

          Private equity investments are expected to be made in well-managed privately-owned companies. Investment opportunities will be generated by our Adviser from its relationships with private equity sponsors, bankers, executives and its extensive deal network.

          When pursuing an investment, each stage of the investment process presents an opportunity to create value in the prospective investment.

Stage I - Sourcing: Transactions are sourced primarily from intermediaries, including national, regional and local investment banks as well as local business brokers. Although some private equity groups prefer to source “proprietary” deals (i.e., non-marketed deals, without an intermediary), our Adviser has found that intermediaries play a valuable role in educating sellers in the lower middle market as to the pricing realities of the market and the structural requirements of investors.

To ensure a large volume of deals, our Adviser has amassed a database of more than 4,000 investment intermediaries and market participants (including other private equity sponsors) who focus on small to medium sized companies. In order to keep these intermediaries engaged, our Adviser has developed a comprehensive, fully integrated direct marketing plan including broadcast emails, letters, telephone calls, and visits to keep the intermediaries updated on recent transactions to assure that they remain on the intermediaries priority list.

In addition, members of our Adviser have built relationships with executives in industries we believe to be attractive. These executives may become a source for proprietary opportunities and may be available as industry partners to help evaluate, invest and subsequently grow the companies.

Stage II - Due Diligence: A thorough understanding and evaluation of the strategic opportunity offered by a potential investment and the risks and opportunities unique to a company and its marketplace is crucial at the outset. This can only be achieved through an extensive due diligence process and comprehensive financial and operational analysis of the business. We believe that the due diligence process is not just a financial review, but rather a comprehensive industry, operational, management, marketing, technical and legal assessment. In conducting its due diligence, our Adviser may capitalize on industry partners’ expertise and relationships when relevant.

During the initial screening, our Adviser will evaluate the company, assesses its management and look to identify the primary risks and opportunities of the business. During the detailed due diligence, our Adviser will employ a checklist of more than 100 standard questions as well as questions specific to the business and industry that have been derived from industry standards and modified by experience and the initial screening process. As part of this process, they will conduct a thorough operational due diligence review. This may include site visits to gain an accurate impression of the business and management’s capabilities.

The decision to invest is reached by consensus among the members of the investment committee of our Adviser and then must be approved by our board of directors. Our Adviser believes that its focus on effective internal communication and its team-based compensation structure has created an environment for a collaborative, open and complete process, and ultimately leads to better investment decisions.

Stage III – Structuring Transactions: We believe that the members of the investment committee of our Adviser have developed complex structuring expertise and deep mergers and acquisitions experience which we will be able to leverage when making a portfolio company investment. The intent is to structure transactions in a manner that is fair to the existing shareholders and yet minimizes the downside risk to us. Because of the inefficiencies in the lower middle market, we believe we will be able to obtain structures that offer significant risk mitigation for investors.

Stage IV - Building Companies: Our overall objective is to generate returns from our private equity investment portfolio of 20%+ per year. To meet this objective, we will focus a portion of our Adviser’s efforts on building our investments into larger, more efficient, and more valuable businesses. We are not in the business of running companies, but our Adviser has an investment committee with extensive portfolio management experience that is dedicated to, and experienced in working with companies to build and enhance their operations. For equity and equity like investments, our Adviser utilizes a unique Value Enhancement Program (see following chart) to help companies achieve this goal.

Regulation

          Prior to the completion of this offering, we will elect to be regulated as a BDC under the Company Act. The Company Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The Company Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Company Act. In addition, the Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

          The Company Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

          We will generally not be able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors—Risks Related to Business Development Companies”. Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

          We may invest 100% of our assets in securities or obligations acquired directly from issuers in privately-negotiated transactions. With respect such securities, we may, for the purpose of public resale, be deemed an “underwriter” for purposes of the Securities Act. We may acquire warrants to purchase common stock of our portfolio companies in connection with acquisition financings or other investments and we may acquire rights to require our portfolio companies to repurchase the securities we acquire from them in certain circumstances. We do not intend to acquire securities issued by any investment company that exceeds the limits imposed by the Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities or obligations of one investment company or invest more than 10% of our total assets in the securities or obligations of more than one investment company. None of our investment policies are fundamental and may be changed without stockholder approval.

          As a business development company, we will not be permitted to invest in any company in which our Adviser or any its affiliates currently have an investment or to make any co-investments with our Adviser or any of its affiliates without an exemptive order from the SEC. There can be no assurance, however, that we would obtain such exemptive relief. While we have not yet determined whether or not we will, in fact, participate in investments with other affiliates of our Adviser, such co-investment opportunities might give rise to actual or perceived conflicts of interest among us and other participating accounts. To mitigate these conflicts we and the Adviser have developed policies and procedures which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the appropriateness of an investment for each party concerned, the relative amounts of capital available from each such party for new investments, the then current investment programs and objectives and portfolio positions of each party and any other factors deemed appropriate, and (ii) obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms.

Qualifying Assets

          Under the Company Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the Company Act, which are referred to as “qualifying assets”, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Company Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;
b.

is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the Company Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.

is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial Assistance

          In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a company.

Temporary Investments

          Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

          We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Related to Business Development Companies”. Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of Ethics

          We have adopted a code of ethics in accordance with Rule 17j-1 under the Company Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to the registration statement of which this prospectus is a part. You may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

Compliance Policies and Procedures

          We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. The Company’s chief compliance officer, with whom we contract services, is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

          We anticipate delegating our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that we anticipate that our Adviser will follow are set forth below. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.

Introduction
As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of our Adviser are intended to comply with Section 206 of the Advisers Act and Rule 206(4)-6 thereunder.

Proxy Policies
Our Adviser will vote proxies relating to portfolio securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records
You may obtain information, without charge, regarding how our Adviser votes proxies with respect to our portfolio securities by making a written request for proxy voting information to our Chief Compliance Officer, 10877 Wilshire Blvd. 12th Floor, Los Angeles, CA 90024.

Other Matters

          We will be periodically examined by the SEC for compliance with the Company Act.

          We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Further, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

          We will be subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•

pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 12a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Jumpstart Our Business Startups Act (the “JOBS Act”).

          The Jumpstart Our Business Startups Act (the “JOBS Act”) became law on April 5, 2012. The JOBS Act substantially reduces the regulatory burdens on “emerging growth companies” (“EGCs”), which are companies with less than $1 billion in annual revenue and of which we will qualify during and following an IPO, and also substantially relaxes restrictions on communications with potential investors in the context of both public and private offerings. Relevant for our purposes EGCs:

•	are exempts from Section 404(b) of the Sarbanes-Oxley Act which requires public companies to obtain an auditor attestation report on internal controls; and

•

are exempt from any new accounting standards issued after April 5, 2012 (unless we choose to avail ourselves of such new standards in whole—meaning should we choose any new accounting standards we will be subject to them all), until such time as any new accounting standards become mandatory for private companies.

          Certain other provisions, which may be relevant, including the elimination of restrictions on publicity in connection with certain private offerings, will not become effective until the SEC adopts implementing rules.

Tax Status

          We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gain that we distribute to our stockholders from our tax earnings and profits. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. See “Material U.S. Federal Income Tax Considerations.”

License Agreement

          We have entered into a license agreement with Triton Pacific Group, Inc. pursuant to which it has agreed to grant us a non-exclusive, royalty-free license to use the name and brand “Triton Pacific”, its related trademarks and other proprietary property. Under this agreement, we will have a right to use the “Triton Pacific” name and brand, for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Triton Pacific” name and brand. Triton Pacific Group, Inc. is controlled by Craig Faggen, its president and our chairman of the board and chief executive officer.

Employees

          We do not currently have any employees. Each of our executive officers is a principal, officer or employee of Triton Pacific Adviser (or an affiliate), which manages and oversees our investment operations.

Corporate Information

          Our executive offices are located at 10877 Wilshire Blvd., 12th Floor, Los Angeles, CA 90024 and our telephone number is (310) 943-4990.

          Both our quarterly reports on Form 10-Q and our annual reports on Form 10-K will be made available on our website at www.tritonpacificinvestments.com at the end of each fiscal quarter and fiscal year, as applicable, as will any interim reports on Form 8-K that we file from time to time with the SEC. These reports will also be available on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this prospectus, you should consider carefully the following information before making an investment in us. The following should not be considered a complete summary of all the risks associated with an investment, but if any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have no operating history.

          We were formed in April of 2011 and will not commence operations until we have raised assets in an amount that our Adviser determines is sufficient to fund the initial investments of our investment program, which amount has not yet been determined and will depend on the portfolio company opportunities available to us and economic conditions and similar factors prevailing at the time. We have no operating history on which you might otherwise rely to evaluate our business and prospects. Prior to the first closing of this offering, we will not have operated as a BDC or qualified to be treated as a RIC and our Adviser will not have previously managed us or any other BDC or RIC. Consequently, we have no operating results as a BDC or RIC that can demonstrate to you the likely effect of the related regulatory frameworks on our business or our ability to operate our business under those frameworks. We will be subject to all of the business risks and uncertainties associated with any new business, particularly of this type, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification as a BDC or RIC, and that the value of our common stock could decline substantially.

We have not identified specific investments that we will make with the proceeds of this offering, and you will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

          Neither we nor our Adviser has identified, made or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on our Adviser and our board of directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. This may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our ability to enter into transactions with our affiliates is restricted.

          We are prohibited under the Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be deemed to be our affiliate for purposes of the Company Act and we will generally be prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our disinterested directors. The Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same companies (whether at the same or different times), without prior approval of our disinterested directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company owned, in whole or in significant part, by a private equity fund managed by our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. There is no assurance that any required SEC approvals will be obtained.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

          If we fail to continuously qualify as a business development company, we might become subject to regulation as a registered closed-end investment company under the Company Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the Company Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Regulation” in Part I, Item 1 of this report.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

          In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy an annual distribution requirement. As a result, in order to fund new investments, we may need to periodically access the capital markets to raise cash. We may do so by issuing “senior securities,” including borrowing money from banks or other financial institutions and issuing preferred stock, up to the maximum amount allowed under the Company Act—which allows us to borrow only in amounts such that our asset coverage, as defined in the Company Act, equals at least 200% of our gross assets less all of our liabilities not represented by senior securities, immediately after each issuance of senior securities. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability, in comparison to other companies, to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution.

          If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from making distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

          If we issue preferred stock, it would rank senior to our common stock in our capital structure and preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences (including as to dividends) and privileges more favorable than those of our common stockholders. The presence of preferred stock could have the effect of delaying or preventing a change in control or other transaction that might provide a premium price of our common stockholders or otherwise be in your best interest. Holders of our common stock would directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue.

          We generally are not able to issue or sell our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders (as well as those stockholders that are not affiliated with us) approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If our common stock trades at a discount to our net asset value per share, this restriction could adversely affect our ability to raise capital.

          We also may make rights offerings to our stockholders at prices less than net asset value per share, subject to applicable requirements of the Company Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and our stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on terms favorable to us or at all.

          In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The Company Act also may impose restrictions on the structure of any securitization.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.

          Under the Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. Since most of our investments will not be publicly-traded or actively traded on a secondary market, our board of directors will determine their fair value quarterly in good faith.

          Factors that may be considered in determining the fair value of our investments include: dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any related collateral, the earnings of the portfolio company and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value per share on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Because our business model depends to a significant extent upon the business relationships of our Adviser, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

          We expect that our Adviser will depend on its relationships with private equity sponsors, investment banks and commercial banks, and we may rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The amount and timing of distributions are uncertain and may represent a return of capital.

          We intend to declare distributions quarterly and pay distributions on a quarterly basis beginning as soon as practicable after we have obtained the minimum offering requirement. We intend to make distributions to our stockholders out of assets legally available for distribution. The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from this offering. Therefore, portions of the distributions that we pay may represent a return of your capital, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

          Nonetheless, we may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

          To obtain and maintain RIC status and be relieved of federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. See “Material U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the Company Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

          If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

          Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value per share, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree or for purposes other than those contemplated at the time of this offering.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.

          Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

          In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the investment adviser agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

          If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining the management personnel we employ. Currently, individuals employed by our Adviser and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

          Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital. The use of leverage to partially finance our investments, through borrowings from banks and other lenders, will increase the risk of investing in our common stock. If the value of our assets decreases, leveraging would cause our net asset value per share to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions. Leverage is generally considered a speculative investment technique.

Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

          In order to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. These requirements limit the amounts we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

          While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms or at all. Also, as a business development company, we generally will not be permitted to issue equity securities at a price below net asset value per share without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value per share and share price could decline. Lastly, any additional equity raised will dilute the interest of current investors.

In selecting and structuring investments appropriate for us, our Adviser will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

          Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Risks Related to our Adviser and Its Affiliates

Reliance on our Adviser

          We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser and its investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. The departure of any of the members of our Adviser could have a material adverse effect on our ability to achieve our investment objective. There can be no assurances that the individuals currently employed by the Adviser who will manage our portfolio will continue to be employed by the Adviser or that the Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow.

Our Adviser has no prior experience managing a business development company or a RIC.

          The Company Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles previously managed by the principals and members of the investment committee of our Adviser. Our Adviser does not have any prior experience managing a BDC or a RIC. Its lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

There are significant potential conflicts of interest which could adversely impact our investment returns.

          Our executive officers and directors, and the principals of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by their affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Faggen, our president and chief executive officer, and the president of our Adviser, as well as other members of Triton Pacific Group, Inc. and its affiliates who may also be members of the investment committee of our Adviser, manage and, following this offering, will continue to manage other funds which are currently in their investment phase or, though fully invested, are continuing to be actively managed. In addition, in the future, the principals of our Adviser may manage other funds which may from time to time have overlapping investment objectives with ours and, accordingly, may invest in asset classes similar to those targeted by us. If this should occur, the principals of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our Adviser’s investment professionals may endeavor to create independent teams to represent conflicting parties and to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds. In light of such potential conflicts, and as required under the Advisers Act, our Adviser has adopted a Code of Ethics that, among other things, is intended to provide a framework of principles and procedures for resolving conflicts of interest in a manner consistent with our Adviser’s fiduciary obligations to its clients.

The incentive fee we pay to our Adviser in respect of capital gains may be effectively greater than 20%.

          As a result of the operation of the cumulative method of calculating the incentive fees on capital gains we pay to our Adviser, the cumulative aggregate incentive fee received by our Adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

The involvement of our Adviser’s investment professionals in our valuation process may create conflicts of interest.

          Many of our portfolio investments will not be in publicly-traded securities. As a result, the value of these securities will not be readily available. We will value these securities at fair value as determined in good faith by our Board of Directors. In connection with that determination, investment professionals from our Adviser will prepare valuations based upon the most recent financial statements and projected financial results available from our investments. The participation of our Adviser’s investment professionals in our valuation process could result in a conflict of interest as our Adviser’s management fee is based, in part, on our gross assets.

Our fee structure may induce our Adviser to cause us to borrow and make speculative investments.

          We will pay management and incentive fees to our Adviser based on our total assets, including indebtedness. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after payment of such fees and other expenses resulting in a lower rate of return than one might achieve through direct investments. Our base management fee will be payable based upon our gross assets, which would include any borrowings. This may encourage our Adviser to use leverage to make additional investments and grow our asset base, which would involve the risks attendant to leverage discussed elsewhere in this prospectus. In addition, the incentive fee payable by us to our Adviser may create an incentive for it to use leverage and make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.

          The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to favor investments that have a greater use of leverage or greater risk, but higher potential total returns. As our Adviser has agreed to waive any incentive fee on current income to which it could have received fees in accordance with the Advisers Act, it could potentially be incentivized to seek riskier investments with greater capital gains, while eschewing investments with an increased current income feature.

          In view of these factors, among other things, our board of directors is charged with protecting our interests by monitoring how our Advisor addresses these and other potential conflicts of interests associated with its services and compensation. While our board of directors will not review or approve each investment, our independent directors will periodically review our Advisor’s services and portfolio decisions and performance, as well as the appropriateness of its compensation in light of such factors.

Risks Relating to Our Investments

Our investments may be risky, and we could lose all or part of our investment.

          Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

•

May have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	May have limited financial resources and limited access to capital markets and may be unable to meet their obligations under their debt instruments, some of which we may hold or may be senior to us;
•

Are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us. As well, limited resources may make it difficult to attract the necessary talent or invest in the necessary infrastructure to help the company grow;

•

Generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•

Generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

          In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

          We will invest primarily in privately-held companies. These investments are typically illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price or outside of a normal amortization schedule for debt investments. Private companies also have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. In addition, little public information generally exists about these companies, which may include a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our Adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

If we make unsecured investments, those investments might not generate sufficient cash flow to service their debt obligations to us.

          We may make unsecured debt investments and debt investments that are subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a company, that company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service its debt obligations to us and to more senior lenders.

If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

          We are authorized to invest in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments.

Risks associated with Original Issued Discount bonds and Payment in Kind debt instruments.

          We may make debt investments or finance transactions with debt instruments that may either be issued at a discount to their face value and provide no interest payments over the life of the instrument (original discount bonds—“OID”), or we may receive warrants in connection with the origination of loans, or we may make debt investments from which we may receive payments in kind (“PIK”) interest payments that are capitalized for some portion or over the life of the loan. Each of these types of instruments represent particular kinds of risk as they do not generate cash flow, though for tax purposes and for our status as a RIC they will require us to recognize income which must be taxed or distributed.

          More specifically, for any warrants received we will be required to determine the cost basis of such warrants (or other equity related securities received) based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants (or other equity). Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the warrant or other equity instruments is treated as original issue discount for which we will be required to immediately recognize income. PIK loans generally represent a significantly higher credit risk than coupon loans. PIK loans have unreliable valuations because their continuing accruals require judgments about the collectability of the deferred payments and the value of any collateral. PIK accruals may create uncertainty about the source of distributions to shareholders (that is, cash distributions might come from offering proceeds or our capital rather than income). Further, the deferral of PIK interest has the effect of increasing assets under management and, therefore, increasing the base management fee at a compounding rate, which may create the risk of non-refundable cash payments to the adviser based on accruals that may never be realized.

The lack of liquidity in our investments may adversely affect our business.

          We will make equity investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in the companies in which we invest.

          After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to the company or have the opportunity to increase our investment through the exercise of options or warrants to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative effect on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may dilute our interest in the company or may reduce the expected yield on the investment.

The companies in which we invest may incur debt that ranks equally with, or senior to, our investments in such companies.

          We will invest in all levels of the capital structure of our portfolio companies. These companies may have, or may be permitted to obtain, additional financing which may rank equally with, or senior to, our investment. By their terms, such financings may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive such payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company, holders of instruments ranking senior to our investment would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior investors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of financing ranking equally with our investments, we would have to share on an equal basis any distributions with other investors holding such financing in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the portfolio company.

The disposition of our investments may result in contingent liabilities.

          Most of our investments will involve private securities. In connection with their disposition, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that our representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

Second priority liens on collateral securing loans that we make to a company may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

          Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing such companies’ senior secured debt. The first priority liens on the collateral will secure the obligations of the companies to their senior lenders and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the senior loans. The holders of senior secured obligations will generally control the liquidation of the collateral and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we do. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by second priority liens after payment in full of all senior secured obligations. If such proceeds are not sufficient to repay amounts owed to junior lenders, then we, to the extent we are not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

          The rights we may have with respect to the collateral securing the loans we make to a company with outstanding senior debt may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the senior lenders. Under such agreements, at any time that senior secured obligations are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the senior secured obligations:: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control companies to which we provide debt.

          We do not expect to control portfolio companies in which we make debt investments, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that the management of such a portfolio company may make business decisions with which we disagree or, as representative of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-publicly-traded companies, we may not be able to dispose of our interests in a portfolio company as readily as we would like or at an appropriate valuation. As a result, a company may make decisions that could decrease the value of our holdings.

We may incur lender liability as a result of our lending activities.

          In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories generally referred to as “lender liability.” Lender liability is generally based on the idea that a lender has either violated a contractual or implied duty of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of fiduciary duties owed to the borrower, its stockholders and its other creditors. As a lender, we may be subject to allegations of lender liability, which could be costly to defend and a distraction to our management and could result in significant liability.

Defaults by our portfolio companies will harm our operating results.

          The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants.

We may not realize gains from our equity investments.

          We will make direct equity investments in portfolio companies. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal in such investments will be primarily to realize gains upon our disposition of such equity interests. However, our equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity investments, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

We may be subject to additional risks if we invest in foreign companies or engage in related hedging transactions.

          The Company Act generally requires that 70% of our investments be in domestic issuers. Our investment program does not currently contemplate that we will make significant investments in non-US businesses, but it is possible that, to a limited extent, we could invest in such companies in the lower middle market should compelling opportunities for such investments present themselves and such investments complement our overall strategy and enhance the diversification of our portfolio. If we invest in foreign issuers, we may also engage in hedging transactions to minimize our foreign currency or interest rate exposure, though such investment strategies would not be used to increase our returns. Investing in foreign securities and engaging in hedging transactions would entail additional risks. Investing in foreign securities involves risks that are not necessarily associated with domestic securities investments such as: (i) the political, economic and social structures of some foreign countries may be less stable and more volatile than those in the U.S., which may have a significant effect on the markets for foreign securities; (ii) government supervision and regulation of foreign securities and currency markets, trading systems and brokers may be less than in the U.S.; (iii) foreign issuers may not be subject to the same disclosure, accounting and financial reporting standards and practices as U.S. issuers, which may make some foreign investments inherently riskier than domestic investments; (iv) the securities of certain foreign issuers may be less liquid (harder to sell) and more volatile; and (v) currency exchange rate fluctuations and policies may introduce significant uncertainties as to the return on foreign investment and, in some circumstances may produce losses in of themselves. The risks of foreign investments typically are greater in less developed countries or emerging market countries. While hedging transactions would be intended to offset declines in the value of our foreign portfolio positions, they could also limit the amount of our gain should such values increase. While we would enter into hedging transactions in order to reduce currency rate and interest rate risks, unanticipated changes in such rates could result in poorer overall investment performance than if we had not done so. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and in the portfolio positions being hedged could vary and such variations could prevent us from achieving the intended hedge and expose us to a risk of loss.

We will experience fluctuations in our quarterly operating results.

          We will experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of, our recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied on as being indicative of our performance in future periods.

We may concentrate our investments in companies in a particular industry or industries.

          If we concentrate our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results.

Risks Relating to Economic Conditions

Continued disruption of the capital and credit markets could negatively affect our business.

          As a BDC, it will be essential for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital or credit markets, we may be unable to pursue attractive new business opportunities or we may be forced to curtail our operations. Since mid-2007, the capital and credit markets have experienced extreme volatility and disruption, creating uncertainty in the financial markets in general. Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the secondary credit crisis in Europe, the uncertainty surrounding the United States rapidly increasing national debt and continuing global economic malaise have kept markets volatile. Corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. Ongoing disruptive conditions and new governmental legislation or rule-making to address them may negatively affect our ability to obtain financing or increase our funding costs which could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. Continued volatility could affect how we manage our portfolios and could negatively affect our returns.

Adverse economic conditions or increased competition for investment opportunities could delay deployment of our capital, reduce returns and result in losses.

          Adverse economic conditions may make it difficult to find suitable investments promptly, efficiently or effectively in a manner that is most beneficial to our stockholders. Any delay in investment, or inability to find suitable investments, could adversely affect our performance, retard or reduce distributions and reduce our overall return to investors. We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as commercial banks and other traditional financial services companies and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, increasingly make investments in small to mid-sized private U.S. companies. As a result, competition for investment opportunities in private U.S. companies is intense and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring for portfolio companies than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure and, if we do, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of loss of capital. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number or the size of our competitors in this target market could force us to accept less attractive investment terms. Further, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions imposed on us as a BDC.

Economic recessions or downturns could impair a company in which we invest and harm our operating results.

          Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In that case, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

Changes in interest rates may affect our cost of capital and net investment income.

          Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. We expect that our long term fixed rate investments will be financed primarily with equity and long term debt. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We may occasionally use interest rate risk management techniques, primarily in highly volatile market conditions, in an effort to limit our exposure to interest rate fluctuations, but we will not use such techniques as a means of enhancing our returns. These techniques may include various interest rate hedging activities to the extent permitted by the Company Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

Recent changes in financial regulations (the Dodd-Frank Act).

          On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

Future changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

          We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations (including regulations under the Dodd-Frank Act) could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

          Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

          Upon commencement of this offering, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules and regulations, we may be adversely affected.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

          Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic or global economies and create additional uncertainties, which may negatively affect the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

          As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation” on page 12. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the Company Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the Company Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.

Risks Relating to this Offering and Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline in our net asset value per share.

          The purchase price at which you purchase shares will be determined at each monthly closing date to ensure that the sales price is equal to or greater than the net asset value per share of our shares, after deducting the sales load. In the event of a decrease in our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 10% below our current offering price, net of the sales load, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. If (i) our net asset value per share decreases to more than 10% below our then current net offering price and (ii) our board of directors believes that such decrease is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 10% above our net asset value per share. If our board of directors determines that the decrease is the result of a temporary movement in the credit markets, investors may purchase shares at an offering price per share, net of the sales load, which represents a premium to the net asset value per share of greater than 10%.

Delays in the application of offering proceeds to our investment program may adversely affect our results.

          To the extent that there are significant delays in the application of the initial or subsequent proceeds of this offering to our investment program, from time to time, due to market conditions, the relative lack of suitable investment candidates or the time needed for transaction due diligence and execution, it will be more difficult to achieve our investment objectives and our returns may be adversely affected.

This is a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

          This offering is being made on a best efforts basis, whereby our Dealer Manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

The shares sold in this offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

          The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Therefore, if you purchase shares you will likely have limited ability to sell your shares. We currently intend to list our shares on a national securities exchange between five and seven years following the completion of this offering, or, if we believe that market conditions are then not suited for a listing, we will attempt to complete an alternative liquidity event, such as the sale of all or substantially all of our remaining assets followed by a liquidation, merger, or other transaction in which our stockholders would receive cash or shares of a publicly-traded company.There can be no assurance, however, that we will be able to obtain a listing or complete a liquidity event within such time frame. Should we not be able to do so within seven years following the end of this offering, subject to the authority of the independent directors or the rights of the stockholders to postpone liquidation, we will cease to make investments in new portfolio companies and will begin the orderly liquidation of our assets (which may include allowing our debt securities to mature and disposing of our equity interests to the extent feasible.) However, upon the vote of a majority of stockholders eligible to vote at any stockholder meeting we may suspend the liquidation of the company for such time as the stockholders may agree or we may extend the date upon which we must cease to make investments in new portfolio companies and begin an orderly liquidation of our assets for up to three consecutive periods of 12 months each upon the vote of a majority of our independent directors.

          In making a decision to apply for listing of our shares, our directors will determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management considerations and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

California residents will not be exempted for trading of our securities in accordance with Corporations Code §25104(h).

          We have been informed by the California Department of Corporations that our shareholders will not be able to trade their shares on the secondary market in California in reliance upon the exemption under Corporations Code §25104(h). However, there may be other exemptions to cover private sales by a bona fide owner for his own account without advertising and without being effected by or through a broker dealer in a public offering. Investors are encouraged to seek the advice of their independent legal counsel.

Forced liquidation and being publicly listed may have adverse impact on the value of our common stock.

          Because we are required to seek to list our shares or a liquidity event not more than seven years after completion of this offering, subject to the authority of the independent directors or the rights of the shareholders to postpone liquidation, we may be forced to seek a listing or a liquidation when market conditions are not favorable which may have an adverse impact on the value of our shares.

          The trading price of our common stock, if we become listed, may fluctuate substantially. The price of our common stock that will prevail in the market in the future will depend on many factors, some of which are beyond our control and may not be directly related to our operating performance. In fact, shares of publicly-traded closed-end investment companies frequently trade at a discount to their net asset value per share. If our shares are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below net asset value per share. This risk is separate and distinct from the risk that our net asset value per share may decline.

          You should also be aware that due to the potential volatility of our stock price once a market for our stock is established, we may become more susceptible to securities litigation, as other publicly-traded entities have experienced. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We established the offering price for our shares of common stock on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

          The price of our common stock was established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our investments.

Because our Dealer Manager is an affiliate of our Adviser, you will not have the benefit of an independent review of the prospectus customarily performed in underwritten offerings.

          The Dealer Manager is an affiliate of Triton Pacific Group, Inc. and will not make an independent review of us or this offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly-traded companies.

Our Dealer Manager has no experience selling shares on behalf of a BDC and may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

          The success of this offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain a network of licensed securities brokers-dealers and other agents. Our Dealer Manager has no experience selling shares on behalf of a BDC. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to construct a portfolio of a sufficiently broad array of assets. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through this offering to implement our investment strategy. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

          As soon as practicable after we have obtained the minimum offering requirement we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of the offering price on the date of repurchase. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During this offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

          When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be 90% of the offering price on the date of repurchase under ordinary conditions, may be lower than what you paid in connection with your purchase of shares in our offering.

          In addition, if you choose to participate in our share repurchase program, you will be required to provide us with notice of your intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although you will have the ability to withdraw your repurchase request prior to the repurchase date, to the extent you seek to sell your shares to us as part of our periodic share repurchase program, you will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in the timeframe contemplated by this prospectus.

          Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of this offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

          In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with our Adviser in transactions originated by our Adviser unless we first obtain an exemptive order from the SEC. We may seek exemptive orders, and the SEC has granted exemptive relief for co-investments to other BDCs in the past. However, there can be no assurance that we will obtain such relief.

          We anticipate that, depending on market conditions, it may take us several months before we have raised sufficient funds to make any investments or to invest the proceeds of this offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

          Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. After your purchase in this offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to employees of our Adviser or Administrator. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Distribution Reinvestment Plan will dilute the interest of those who do not Opt-in.

          We currently have a dividend re-investment plan that requires participants to “Opt-in” to re-invest dividends paid. For those investors who do not “Opt-in” to the dividend re-investment plan their interest in the company will be diluted over time, relative to those investors who do “Opt-in” to have their distributions used to purchase additional shares of our common stock.

We may issue preferred stock as a means to access additional capital, which could adversely affect common shareholders and subject us to specific regulation under the Company Act.

          We may issue preferred stock as a means to increase flexibility in structuring future financings and acquisitions. However, preferred stock has rights and preferences that would adversely affect the holders of common stock, including preferences as to cash distributions and preferences upon the liquidation or dissolution of the Company. As well, every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the Company Act require the separate vote of the holders of any issued and outstanding preferred stock.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

          Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties, (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

          Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

          Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Federal Income Tax Risks

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC

          To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the Company Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities; if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

          If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

          For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest, or issued with warrants, or, in certain cases, with increasing interest rates), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

          Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

You may receive shares of our common stock as distributions, which could result in adverse tax consequences to you.

          In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock.

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

          If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

          A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

Item 1B.	Unresolved Staff Comments

          There are no unresolved comments at this time.

Item 2.	Properties

          We do not own any real estate or other physical properties materially important to our operation. We believe that the office facilities of the Advisor are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings

          None of us, our Advisors or our Administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our Advisors or Administrator. From time to time, we, our Advisors or Administrator may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures

          Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

          There is no established public trading market for our common stock, and we do not expect one to develop. Therefore, there is a risk that a shareholder may not be able to sell our stock at a time or price acceptable to the shareholder, or at all.

Continuous Public Offering of Common Stock

          We are currently selling our shares of common stock on a continuous basis. On June 14, 2011, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and our company commenced its Offering.

          Pursuant to the offering, we will sell our shares on a continuous basis at an initial offering price of $15 per share. If our net asset value per share increases by more than 10% from our net asset value per share as of the previous closing (which we have determined to be material), we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of the sales load, which is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in this offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in this offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

•	The net asset value per share of our common stock disclosed in the most recent periodic report we filed with the SEC;

•

Our management’s assessment of whether any material change in our net asset value per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value per share to the period ending two days prior to the date of the closing; and

•

The magnitude of the difference between the net asset value per share disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value per share since the date of the most recently disclosed net asset value per share, and the offering price of the shares of our common stock at the date of closing.

          Importantly, this determination does not require that we calculate net asset value per share in connection with each closing and sale of shares of our common stock, but instead it involves the determination by the board of directors or a committee thereof that, at the time at which the closing and sale is made, we are not selling shares of our common stock at a price which, after deducting the sales load, is materially below the then current net asset value per share.

          Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting the sales load, is materially below the then current net asset value per share of our common stock at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which this prospectus is a part) to suspend the offering of shares of our common stock pursuant to this prospectus if our net asset value per share fluctuates by certain amounts in certain circumstances until the prospectus is amended, our board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value per share within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting the sales load, is materially below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value per share to ensure that such undertaking has not been triggered.

          As of December 31, 2012, 7,500 shares were outstanding, all held by our Adviser, Triton Pacific Adviser. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year ended December 31, 2012
	Shares	Amount
Gross Proceeds from Offering	7,500	$101,250
Commissions and Marketing Support Fees
Reinvestment of Distributions
Net Proceeds to Company	7,500	$101,250
Average Net Proceeds Per Share	$13.50

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 1, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	20,000,000,000	—	7,500

As of March 1, 2013, we had one record holder of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities in the year ended December 31, 2012.

Distributions

          No distributions authorized, declared or paid for the year ended December 31, 2012.

          We intend to authorize, declare and pay distributions quarterly as soon as practicable after we have obtained the minimum offering requirement. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a quarterly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders.

          Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

          From time to time and not less than quarterly, our Adviser will be required to review our accounts to determine whether distributions are appropriate. We shall distribute pro rata to our stockholders funds received by us which our Adviser deems unnecessary for us to retain.

          To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98% of our capital gain in excess of capital loss for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Company Act or if distributions are limited by the terms of any of our borrowings.

          We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

          We intend to use newly issued shares to implement the plan. The number of shares we will issue to you is determined by dividing the total dollar amount of the distribution payable to you by a price equal to 95% of the price that the shares are sold in the offering on such monthly closing date or such price as is otherwise determined as provided above.

          There will be no sales load or other sales charges to you if you elect to participate in the distribution reinvestment plan. We will pay our Administrator’s fees for its services with respect to the plan.

          If you receive distributions in the form of stock, you generally are subject to the same federal, state and local tax consequences as you would be had you elected to receive your distributions in cash. Your basis for determining gain or loss upon the sale of stock received in a distribution from us will be equal to the total dollar amount of the distribution payable in cash. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to your account.

Item 6. Selected Financial Data

          The following selected financial data for the year ended December 31, 2012, and for the period from April 29. 2011, (Inception) to December 31, 2011 is derived from our consolidated financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report. The U.S. dollar amounts are presented in thousands, except for per share data.

	Year Ended December 31, 2012	Period from April 29, 2011 (Inception) to December 31, 2011
	(U.S. dollar amounts in thousands, except per share data)
Statement of operations data:
Investment income	$—	$—
Operating expenses
Total expenses	80	—
Net investment income	(80)	—
Realized and unrealized gain	—	—
Net decrease in net assets resulting from operations	$(80)	$—
Per share data:
Net investment income - basic and diluted(1)	$(16.03)
Net increase in net assets resulting from operations—basic and diluted(1)	$(16.03)
Distributions declared	$—
Balance sheet data:
Total assets	$532	$—
Credit facility	$—	—
Total net assets	$22	$—

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

          The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-K.

          Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Triton Pacific Investment Corporation, Inc.

Forward-Looking Statements

          Some of the statements in this quarterly report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

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

          Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our last post-effective, amended registration statement filed on form N-2 dated March 21, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2013.

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

Overview

          We are a newly-formed specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) will serve as our investment adviser and TFA Associates, LLC will serve as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

          Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

-

Focusing primarily on debt and equity investments in small and mid-sized private U.S. companies, which we define as companies with annual revenue of from $10 million to $250 million at the time of investment;

-	Leveraging the experience and expertise of our Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well balanced portfolio.

          We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We will be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

-	Investment opportunities

-	Market conditions

-	Perceived Risk

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

          We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

-	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and management services agreement;

-	the cost of calculating our net asset value, including the cost of any third-party valuation services;

-	the cost of effecting sales and repurchase of shares of our common stock and other securities;

-	investment advisory fees;

-

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

-	transfer agent and custodial fees;

-	fees and expenses associated with marketing efforts;

-	federal and state registration fees;

-	federal, state and local taxes;

-	independent directors’ fees and expenses;

-	costs of proxy statements, stockholders’ reports and notices;

-	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

-	direct costs such as printing, mailing, long distance telephone, and staff;

-	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

-	costs associated with our reporting and compliance obligations under the Company Act and applicable federal and state securities laws;

-	brokerage commissions for our investments;

-	legal, accounting and other costs associated with structuring, negotiating, documenting and completing our investment transactions;

-	all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the investment adviser agreement; and
-

all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the administration agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

          We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$8,321	100.0%	$8,321	100.0%
Total	$8,321	100.0%	$8,321	100.0%

          As of December 31, 2012, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

          We commenced principal operations on September 4, 2012, and therefore have no prior periods with which to compare our operating results.

Operating results for the three and twelve months ended December 31, 2012 are as follows:

	For the three months ended December 31, 2012	For the twelve months ended December 31, 2012
Total investment income (loss)	$0	$0
Total expenses, net	43,508	79,733
Net investment income (loss)	(43,508)	(79,733)
Net realized gains (losses)	0	0
Net unrealized gains (losses)	0	0
Net decrease in net assets resulting from operations	$(43,508)	$(79,733)

Investment Income

          For the three and twelve months ended December 31, 2012, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses totaled $43,508 for the three months ended December 31, 2012, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $2,577 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the three months ended December 31, 2012, thus removing the expense for the base management fee.

          Total operating expenses totaled $79,733 for the twelve months ended December 31, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the period were $3,291 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the three months ended December 31, 2012, thus removing the expense for the base management fee.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three and twelve months ended December 31, 2012, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and twelve months ended December 31, 2012, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended December 31, 2012, we recorded a net loss of $43,508 versus a net loss of $79,733 for the twelve months ended December 31, 2012. Based on 7,500 and 4,973 weighted average common shares outstanding for the three and twelve months ended December 31, 2012, respectively, our per share net decrease in net assets resulting from operations was $5.80 for the three months ended December 31, 2012 versus a per share net decrease in net assets from operations of $16.03 for the twelve months ended December 31, 2012.

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

          This is a continuous offering of our shares. We will file post-effective amendments to the registration statement to allow us to continue this offering for at least two years. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. We will not sell any shares unless we raise gross offering proceeds of $2.5 million, which we refer to as the minimum offering requirement. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent, City National Bank, in trust for our subscribers’ benefit, pending release to us. If we do not satisfy the minimum offering during the time period of the continuous offering, we will promptly return all funds in the escrow account (including interest). We will not deduct any fees or expenses if we return funds from the escrow account. At such time as we have met our minimum offering requirement, subscription funds held by City National Bank will be released from escrow to us within approximately 30 days and investors with subscription funds held in the escrow will be admitted as stockholders as soon as practicable, but in no event later than 10 days after such release.

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

          No distributions were declared for the three months ended December 31, 2012 or for the twelve months ended December 31, 2012.

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

          Though, in accordance with the Advisers Act, the Adviser could have received an incentive fee on both current income earned and income from capital gains, the Adviser has agreed to waive any incentive fees from current income. As such, the Adviser will be paid an incentive fee only upon the realization of a capital gain from the sale of an investment. The incentive fee will be calculated and payable quarterly in arrears or as of the date of our liquidation or the termination of the investment adviser agreement, and will equal 20% of our realized capital gains on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Our current primary market risk is the lack of liquidity in the marketplace which could prevent us from raising sufficient funds to adequately invest in a broad pool of assets. We are subject to other financial market risks, including changes in interest rates. However, at this time, with no portfolio investments, this risk is immaterial.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Triton Pacific Investment Corporation, Inc.

We have audited the accompanying balance sheet of Triton Pacific Investment Corporation, Inc.(a Maryland corporation in the development stage) (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended. Triton Pacific Investment Corporation, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/FGMK, LLC
Bannockburn, IL
March 29, 2013

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF FINANCIAL POSITION
DECEMBER 31, 2012

ASSETS
CURRENT ASSETS
Cash	$8,321
Prepaid expenses	1,215
Deferred offering costs	521,641

531,177

PROPERTY AND EQUIPMENT	2,495
Less: Accumulated depreciation	(1,247)

1,248

$532,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$230,288
Due to related parties	280,620

510,908
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value,
75,000,000 shares authorized,
7,500 shares issued and outstanding	7
Additional paid-in capital	101,243
Accumulated deficit during the development stage	(79,733)

21,517

$532,425

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
PERIODS ENDED DECEMBER 31, 2012

	Year Ended December 31, 2012	April 29, 2011 (Date of Inception) Through December 31, 2012

INVESTMENT INCOME	$—	$—

OPERATING EXPENSES
Board fees	46,500	46,500
Professional fees	23,302	23,302
Management fees	3,291	3,291
Other operating expenses	9,931	9,931

Expenses before waiver of management fees	83,024	83,024
Waiver of management fees	(3,291)	(3,291)

	79,733	79,733

NET LOSS	$(79,733)	$(79,733)

PER SHARE INFORMATION - BASIC AND DILUTED
Net loss	$(16.03)	$(26.88)

Weighted average common shares outstanding	4,973	2,966

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD ENDED DECEMBER 31, 2012

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
Operations
Net loss				$(79,733)	$(79,733)
Net decrease in stockholders’ equity resulting from operations					(79,733)
Capital share transactions
Issuance of common stock	7,500	7	101,243		101,250
Net increase in equity resulting from capital share transactions					101,250
Total increase in stockholders’ equity					21,517
Stockholders’ equity at beginning of year					—
Stockholders’ equity at end of year					$21,517

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
PERIODS ENDED DECEMBER 31, 2012

	Year Ended December 31, 2012	April 29, 2011 (Date of Inception) Through December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,733)	$(79,733)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	1,247	1,247
Change in assets and liabilities
Prepaid expenses	(1,215)	(1,215)
Accounts payable	5,288	5,288
Accrued expenses	46,500	46,500
NET CASH USED IN OPERATING ACTIVITIES	(27,913)	(27,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(2,495)	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	(2,495)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	101,250	101,250
Deferred offering costs	(62,521)	(62,521)
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,729	38,729

NET CHANGE IN CASH	8,321	8,321

CASH - BEGINNING OF PERIOD	$—	$—

CASH - END OF PERIOD	$8,321	$8,321

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$234,120	$234,120
Deferred offering costs in accrued expenses	$225,000	$225,000

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a newly organized specialty finance company. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company intends to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1940, as amended (the “Offering”). The Company has set a minimum offering requirement of $2,500,000 and will not sell any shares unless this minimum is satisfied.

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

Basis of Presentation. The accompanying audited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company believes the significant accounting policies described below affect the more significant judgments and estimates used in the preparation of its financial statements. Accordingly, the policies described below are the policies that the Company believes are and will be the most critical to fully understanding and evaluating the Company’s historical financial condition and results of operations.

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

Depreciation. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairment charges from inception through December 31, 2012.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to this Offering and the investment and management of its assets. All of the Company’s outstanding common stock is owned by the Adviser as of December 31, 2012.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Independent Directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires June 2013 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $34,830 for registration and organization expenditures as of December 31, 2012. This amount is expected to be repaid from the proceeds of the Offering.

All management fees earned by the Adviser through December 31, 2012 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires June 2013 and may continue automatically for successive annual periods, as approved by the Company.

Triton Pacific Capital Partners, LLC has advanced the Company $195,199 as of December 31, 2012 for registration and organization expenditures. This amount is expected to be repaid from the proceeds of the Offering.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $4,091 as of December 31, 2012 for offering expenditures. This amount is expected to be repaid from the proceeds of the Offering.

Directors will receive an annual cash retainer of $20,000, plus $1,000 for every meeting they attend and reimbursement of any reasonable out of pocket expenses incurred in such connection. In addition, the Chairman of the Audit Committee will receive an annual cash retainer of $10,000 and members of the Audit Committee will receive an annual fee of $2,500 for their additional services, as well as $500 per Audit Committee meeting and reimbursement of any reasonable out of pocket expenses incurred. We will not, however, pay any compensation to directors who also serve as executive officers for us or our Adviser. In addition, we will purchase directors’ and officers’ liability insurance on behalf of our directors and officers.

Fees of $46,500 have been accrued through December 31, 2012. The Board has indicated a potential willingness to continue accruing these fees during the development stage of the Company.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

December 31, 2012
Accounts payable and accrued liabilities
Legal	$225,000
Professional	5,288

230,288

Due to related parties
Legal	143,191
Licenses, fees and registration expenses	63,660
Board expenses	46,500
Other offering expenses	27,269

280,620

$510,908

All costs paid by Affiliates are directly passed through to the Company. There is no gain created to the Affiliates.

NOTE 4 – PER SHARE INFORMATION

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The current Net Asset Value (NAV), or book value per share based on 7,500 shares outstanding is $2.87 per share as of December 31, 2012.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events from December 31, 2012 through March 29, 2013, the date the accompanying financial statements were available to be issued, and is not aware of any material subsequent events occurring during this period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

          Our internal control over financial reporting includes those policies and procedures that:

          1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

          2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of directors; and

          3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

          During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

          Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

          The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

          The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

          The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1

Second Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

10.1

Form of Dealer Manager Agreement by and between Registrant and Triton Pacific Securities, LLC. (Incorporated by reference, Exhibit 2(H), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 20, 2012.)

10.2

Form of Participating Dealer Agreement and Participating Dealer Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 2 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on February 18, 2011.)

10.3

License Agreement by and between Registrant and Triton Pacific Group, Inc. (Incorporated by reference to Exhibit 2(K) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on June 14, 2011.)

10.4

Administration Agreement by and between the Registrant and TFA Associates, LLC. (Incorporated by reference, Exhibit 2(K), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 20, 2012.)

10.5

Investment Advisory Agreement by and between Registrant and Triton Pacific Adviser, LLC. (Incorporated by reference, Exhibit 6, filed with Post-Effective Amendment No. 5 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15,2013.

14.1

Amended Code of Ethics of the Registrant (Incorporated by reference, Exhibit 2(R), filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 29, 2011.)

31.1

Certification of Chief Executive Officer of Triton Pacific Investment Incorporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Triton Pacific Investment Corporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2013.

CORPORATE CAPITAL TRUST, INC.

By:	/s/ Craig J. Faggen
CRAIG J. FAGGEN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael L. Carroll
MICHAEL L. CARROLL
Chief Financial Officer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig J. Faggen	Director and Chairman of the Board and CEO	March 29, 2013
Craig J. Faggen

/s/ Ivan Faggen	Director	March 29, 2013
Ivan Faggen

/s/ Ronald Ruther	Independent Director	March 29, 2013
Ronald Ruther

/s/ William Pruitt	Independent Director	March 29, 2013
William Pruitt

/s/ Marshall Goldberg	Independent Director	March 29, 2013
Marshall Goldberg