Form 10-Q
period 2013-03-31
Triton Pacific Investment Corporation, Inc.
filed 2013-05-15
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-174873

Triton Pacific Investment Corporation, Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

          As of March 31, 2013, the Registrant had 7,500 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF FINANCIAL POSITION

	(unaudited) March 31, 2013	December 31, 2012
CURRENT ASSETS
Cash	$3,033	$8,321
Prepaid expenses	715	1,215
Deferred offering costs	592,850	521,641

	596,598	531,177

PROPERTY AND EQUIPMENT	2,495	2,495
Less: Accumulated depreciation	(1,663)	(1,247)

	832	1,248

	$597,430	$532,425

LIABILITIES
Accounts payable and accrued liabilities	$246,084	$230,288
Due to related parties	378,045	280,620

	624,129	510,908
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,500 shares issued and outstanding	7	7
Additional paid-in capital	101,243	101,243
Accumulated deficit during the development stage	(127,949)	(79,733)

	(26,699)	21,517

	$597,430	$532,425

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2013	April 29, 2011 (Date of Inception) Through March 31, 2013

INVESTMENT INCOME	$—	$—

OPERATING EXPENSES
Board fees	24,750	71,250
Professional fees	20,900	44,202
Management fees	2,825	6,116
Other operating expenses	2,566	12,497

Expenses before waiver of management fees	51,041	134,065
Waiver of management fees	(2,825)	(6,116)

	48,216	127,949

NET LOSS	$(48,216)	$(127,949)

PER SHARE INFORMATION - BASIC AND DILUTED
Net loss	$(6.43)	$(36.07)

Weighted average common shares outstanding	7,500	3,547

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total

Operations
Net loss				$(48,216)	$(48,216)
Net decrease in stockholders’ equity resulting from operations					(48,216)
Total decrease in stockholders’ equity					(48,216)
Stockholders’ equity at beginning of year					21,517
Stockholders’ deficit at end of period					$(26,699)

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2013	April 29, 2011 (Date of Inception) Through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,216)	$(127,949)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	416	1,663
Change in assets and liabilities
Prepaid expenses	500	(715)
Accounts payable	15,796	21,084
Accrued expenses	97,425	143,925
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,921	38,008

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	—	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	—	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	101,250
Deferred offering costs	(71,209)	(133,730)
NET CASH USED IN FINANCING ACTIVITIES	(71,209)	(32,480)

NET CHANGE IN CASH	(5,288)	3,033

CASH - BEGINNING OF PERIOD	$8,321	$—

CASH - END OF PERIOD	$3,033	$3,033

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$71,209	$305,329
Deferred offering costs in accrued expenses	$225,000	$225,000

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a newly organized specialty finance company. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company intends to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). The Company has set a minimum offering requirement of $2,500,000 and will not sell any shares unless this minimum is satisfied.

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

The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser will oversee the management of the Company’s activities and will be responsible for making the investment decisions for the portfolio.

The Company sold 7,500 shares to the Adviser on May 3, 2012, at $13.50 per share, which represents the initial public offering price of $15.00 per share minus selling commissions and dealer manager fees aggregating $1.50.

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. No comparative periods have been included for the first quarter 2012 as the Company had not yet commenced operations.

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

Depreciation. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairment charges from inception through March 31, 2013.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2013 and December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to this Offering and the investment and management of its assets. All of the Company's outstanding common stock is owned by the Adviser as of March 31, 2013.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires June 2013 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $51,670 for registration and organization expenditures as of March 31, 2013. This amount is expected to be repaid from the proceeds of the Offering.

All management fees earned by the Adviser through March 31, 2013 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires June 2013 and may continue automatically for successive annual periods, as approved by the Company.

Triton Pacific Capital Partners, LLC has advanced the Company $247,695 as of March 31, 2013 for registration and organization expenditures. This amount is expected to be repaid from the proceeds of the Offering.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $7,430 as of March 31, 2013 for offering expenditures. This amount is expected to be repaid from the proceeds of the Offering.

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

Director fees of $71,250 have been accrued through March 31, 2013. The Board has indicated a potential willingness to continue accruing these fees during the development stage of the Company.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	March 31, 2013	December 31, 2012
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	21,084	5,288

	246,084	230,288

Due to Related Parties
Legal	158,191	143,191
Licenses, fees and registration expenses	78,688	63,660
Board expenses	71,250	46,500
Other offering expenses	69,916	27,269

	378,045	280,620

	$624,129	$510,908

All costs paid by affiliates of the Company are directly passed through to the Company. There is no gain credited to the Affiliates.

NOTE 4 – PER SHARE INFORMATION

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The current Net Asset Value (NAV), or book value per share based on 7,500 shares outstanding is ($3.56) per share as of March 31, 2013.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events from March 31, 2013 through May 15, 2013, the date the accompanying financial statements were available to be issued, and is not aware of any material subsequent events occurring during this period.

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

Overview

          We are a newly-formed specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) will serve as our investment adviser and TFA Associates, LLC will serve as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250.

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

          We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We will be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

-Investment opportunities

-Market conditions

-Perceived Risk

          Depending on the amount of capital we raise in the Offering and subject to subsequent changes in our capital base, we expect that our investments will generally range between $1 million and $25 million per portfolio company, although this range may change in the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, syndicated loan opportunities, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through sub-advisers.

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

          As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest in transactions originated by affiliates of our Adviser, including TPCP and certain of its affiliates, unless we obtain an exemptive order from the SEC. We are seeking exemptive orders for investments, though there is no assurance that such exemptions will be granted, and in either instance, conflicts of interests with affiliates of our Adviser might exist. Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including the Company’s, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of the Company, the clients for which participation is appropriate and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

-all other expenses incurred by our Adviser in performing its obligations, subject to the limitations included in the investment adviser agreement; and

-all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the administration agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

          We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2013:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$3,033	100.0%	$3,033	100.0%
Total	$3,033	100.0%	$3,033	100.0%

          As of March 31, 2013, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

          We commenced principal operations on September 4, 2012, and therefore have no prior first quarter periods with which to compare our operating results.

Operating results for the three months ended March 31, 2013 are as follows:

For the three months ended March 31, 2013
Total investment income (loss)	$0
Total expenses, net	48,216
Net investment income (loss)	-48,216
Net realized gains (losses)	0
Net unrealized gains (losses)	0

Net decrease in net assets resulting from operations	$-48,216

Investment Income

          For the three months ended March 31, 2013, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses totaled $48,216 for the three months ended March 31, 2013, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $2,825 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the three months ended March 31, 2013, thus removing the expense for the base management fee.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three months ended March 31, 2013, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and twelve months ended March 31, 2013, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended March 31, 2013, we recorded a net loss of $48,216. Based on 7,500 weighted average common shares outstanding, our per share net decrease in net assets resulting from operations was $6.43 for the three months ended March 31, 2013.

Financial Condition, Liquidity and Capital Resources

          We will generate cash primarily from the net proceeds of the Offering, and from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in companies, and payments of our expenses and distributions to holders of our common stock.

          The Offering is a continuous offering of our shares. We will file post-effective amendments to the registration statement for the Offering to allow us to continue this offering for at least two years. The dealer manager for the Offering is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. We will not sell any shares unless we raise gross offering proceeds of $2.5 million, which we refer to as the minimum offering requirement. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent, City National Bank, in trust for our subscribers’ benefit, pending release to us. If we do not satisfy the minimum offering during the time period of the continuous offering, we will promptly return all funds in the escrow account (including interest). We will not deduct any fees or expenses if we return funds from the escrow account. At such time as we have met our minimum offering requirement, subscription funds held by City National Bank will be released from escrow to us within approximately 30 days and investors with subscription funds held in the escrow will be admitted as stockholders as soon as practicable, but in no event later than 10 days after such release.

          Subsequent to obtaining the minimum offering requirement, we will sell our shares on a continuous basis at a price of $15.00; however, if our net asset value per share increases above $15.00 per share by more than 10%, we will increase the offering price to a price which, after deduction of the sales load, will be at least equal to our net asset value per share. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, our board of directors or a committee thereof is required to make the determination within 48 hours of the time that we price our shares for sale that we are not selling shares of our common stock at a price materially below our then current net asset value per share. Prior to each closing, to the extent we are required to do so under applicable disclosure obligations, we will provide updates, including with regard to any changes in the offering price per share, by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

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

Distributions

          We have elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

          We intend to authorize, declare and pay distributions quarterly as soon as practicable after we have obtained the minimum offering requirement. Subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a quarterly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the quarter using record and declaration dates and the distributions will begin to accrue on the date we accept a subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

          We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders.

          No distributions were declared for the three months ended March 31, 2013.

Related Party Transactions

          We have entered into an investment advisory agreement with Triton Pacific Adviser in which our senior management holds equity interests. Members of our senior management also serve as principals of other investment managers affiliated with Triton Pacific Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

          We have entered into an administration agreement with TFA Associates in which our senior management holds equity interests and act as principals.

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

          The base management fee will be calculated at a quarterly rate of 0.5% of our average gross assets (including amounts borrowed for investment purposes) and payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee for any calendar quarter will be calculated based on the average value of our gross assets at the end of that and the immediately preceding quarters, appropriately adjusted for any share issuances or repurchases during that quarter. The base management fee may or may not be taken in whole or in part at the discretion of our Adviser. All or any part of the base management fee not taken as to any quarter shall be accrued without interest and may be taken in such other quarter as our Adviser shall determine. The base management fee for any partial quarter will be appropriately pro-rated.

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

Federal Income Taxes

          We have elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

Change In Internal Control Over Financial Reporting

          No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

          The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

          In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 10-K filed with the SEC on March 29, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: May 15, 2013	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer
(Principal Accounting and Financial Officer)