Form 10-Q
period 2013-06-30
Triton Pacific Investment Corporation, Inc.
filed 2013-08-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

          As of June 30, 2013, the Registrant had 7,500 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF FINANCIAL POSITION

	(unaudited) June 30, 2013	December 31, 2012

CURRENT ASSETS
Cash	$135	$8,321
Prepaid expenses	215	1,215
Deferred offering costs	688,732	521,641

	689,082	531,177

PROPERTY AND EQUIPMENT	2,495	2,495
Less: Accumulated depreciation	(2,079)	(1,247)

	416	1,248

	$689,498	$532,425

LIABILITIES
Accounts payable and accrued liabilities	$225,000	$230,288
Due to related parties	566,156	280,620

	791,156	510,908
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,500 shares issued and outstanding	7	7
Additional paid-in capital	101,243	101,243
Accumulated deficit during the development stage	(202,908)	(79,733)

	(101,658)	21,517

	$689,498	$532,425

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	April 29, 2011 (Date of Inception) Through June 30, 2013

INVESTMENT INCOME	$—	$—	$—

OPERATING EXPENSES
Board fees	23,250	48,000	94,500
Administrator expense	28,504	28,504	28,504
Professional fees	20,200	41,100	64,402
Management fees	3,217	6,042	9,333
Other operating expenses	3,005	5,571	15,502

Expenses before waiver of management fees	78,176	129,217	212,241
Waiver of management fees	(3,217)	(6,042)	(9,333)

	74,959	123,175	202,908

NET LOSS	$(74,959)	$(123,175)	$(202,908)

PER SHARE INFORMATION - BASIC AND DILUTED
Net loss	$(9.99)	$(16.42)	$(50.71)

Weighted average common shares outstanding	7,500	7,500	4,001

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total

Operations
Net loss				$(123,175)	$(123,175)
Net decrease in stockholders’ equity resulting from operations					(123,175)
Total decrease in stockholders’ equity					(123,175)
Stockholders’ equity at beginning of year					21,517
Stockholders’ deficit at end of period					$(101,658)

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2013	April 29, 2011 (Date of Inception) Through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,175)	$(202,908)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	832	2,079
Change in assets and liabilities
Prepaid expenses	1,000	(215)
Accounts payable	(5,288)	—
Accrued expenses	131,301	177,801
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,670	(23,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	—	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	—	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	101,250
Deferred offering costs	(12,856)	(75,377)
NET CASH USED IN FINANCING ACTIVITIES	(12,856)	25,873

NET CHANGE IN CASH	(8,186)	135

CASH - BEGINNING OF PERIOD	$8,321	$—

CASH - END OF PERIOD	$135	$135

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$154,235	$388,355
Deferred offering costs in accrued expenses	$—	$225,000

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

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. No comparative periods have been included for the three and six month periods ended June 30, 2012 as the Company had not yet commenced operations.

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

Depreciation. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairment charges from inception through June 30, 2013.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2013 and December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to this Offering and the investment and management of its assets. All of the Company’s outstanding common stock is owned by the Adviser as of June 30, 2013.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $114,586 for registration and organization expenditures as of June 30, 2013. This amount is expected to be repaid from the proceeds of the Offering.

All management fees earned by the Adviser through June 30, 2013 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $28,504 in administration fees which are outstanding as of June 30, 2013.

Triton Pacific Capital Partners, LLC has advanced the Company $310,504 as of June 30, 2013 for registration and organization expenditures. This amount is expected to be repaid from the proceeds of the Offering.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $18,063 as of June 30, 2013 for offering expenditures. This amount is expected to be repaid from the proceeds of the Offering.

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

Director fees of $94,500 have been accrued through June 30, 2013. The Board has indicated a potential willingness to continue accruing these fees during the development stage of the Company.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	June 30, 2013	December 31, 2012
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	—	5,288

	225,000	230,288

Due to Related Parties
Legal	173,191	143,191
Licenses, fees and registration expenses	80,576	63,660
Board expenses	94,500	46,500
Administrative expenses	28,504	—
Issuer and underwriting costs	189,385	27,269

	566,156	280,620

	$791,156	$510,908

All costs paid by affiliates of the Company are directly passed through to the Company. There is no gain credited to the Affiliates.

NOTE 4 – PER SHARE INFORMATION

Net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The current Net Asset Value (NAV), or book value per share based on 7,500 shares outstanding is ($13.55) per share as of June 30, 2013 with a net loss this period of $9.99 per share.

NOTE 5 – SUBSEQUENT EVENTS

On July 31, 2013, Triton Pacific Adviser converted $98,750 of the funds advanced to the Company for Deferred Offering Costs into 7,315 common shares at a price of $13.50 per share, which represents the initial public offering price of $15.00 per share minus selling commissions and dealer manager fees aggregating $1.50.

Management has evaluated all known subsequent events from June 30, 2013 through August 14, 2013, the date the accompanying financial statements were available to be issued, and is not aware of any other material subsequent events occurring during this period.

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

          Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our last post-effective, amended registration statement filed on form N-2 dated July 8, 2013, filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2013.

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

          We intend to primarily make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long term capital appreciation.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250. On July 31, the Company issued 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs.

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

          We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We intend to be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

-Investment opportunities

-Market conditions

-Perceived Risk

          Depending on the amount of capital we raise in the Offering and subject to subsequent changes in our capital base, we expect that our investments will generally range between $1 million and $25 million per portfolio company, although this range may change in the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through sub-advisers.

          We will generally source our private equity investments through third party intermediaries and our debt investments primarily through our sub-advisor. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunity of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the opportunity. We will endeavor to identify the best exit strategy for each private equity investment, including methodology (for example, a sale, company redemption or public offering) and an appropriate time horizon. We will then attempt to build each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions. We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to wait out unfavorable market conditions.

          We intend to generate the majority of our current income by investing in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The senior secured and second lien secured loans in which we invest generally will have stated terms of three to seven years and any subordinated investments that we make generally will have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

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

Portfolio and Investment Activity

          We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2013:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$135	100.0%	$135	100.0%
Total	$135	100.0%	$135	100.0%

          As of June 30, 2013, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

          We commenced principal operations on September 4, 2012, and therefore have no prior second quarter periods with which to compare our operating results.

Operating results for the three months ended June 30, 2013 are as follows:

Investment Income

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Total investment income (loss)	$—	$—
Total expenses, net	74,959	123,175
Net investment income (loss)	-74,959	-123,175
Net realized gains (losses)	—	—
Net unrealized gains (losses)	—	—

Net decrease in net assets resulting from operations	$-74,959	$-123,175

          For the three and six months ended June 30, 2013, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses totaled $74,949 for the three months ended June 30, 2013, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $3,217 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the three months ended June 30, 2013, thus removing the expense for the base management fee.

          Total operating expenses totaled $123,175 for the six months ended June 30, 2013, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $6,042 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the six months ended June 30, 2013, thus removing the expense for the base management fee.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three and six months ended June 30, 2013, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2013, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended June 30, 2013, we recorded a net loss of $79,949 versus a net loss of $123,175 for the six months ended June 30, 2013. Based on 7,500 and 7,500 weighted average common shares outstanding for the three and six months ended June 30, 2013, respectively, our per share net decrease in net assets resulting from operations was $9.99 for the three months ended June 30, 2013 versus a per share net decrease in net assets from operations of $16.42 for the six months ended June 30, 2013.

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

          Under applicable FINRA rules, total organization and offering expenses are limited to 15% of the gross offering proceeds and underwriting compensation payable to underwriters, broker-dealers or affiliates is limited to 10% of the gross offering proceeds. The 10% limit on underwriting compensation is included as part of the overall 15% limit on organization and offering expenses. Our Advisor will reimburse to us, without recourse or reimbursement by us, any organizational and offering expenses, to the extent they, taken together with selling commissions and dealer manager fees, exceed 15% of the aggregate gross proceeds from this offering. Offering expenses as a percentage of gross proceeds are expected to decline as gross proceeds increase and are expected to constitute 2% of gross proceeds if we sell all of the 20,000,000 shares offered.

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

          No distributions were declared for the three months or six months ended June 30, 2013.

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

Change In Internal Control Over Financial Reporting

          No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

          The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

          In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 10-K filed with the SEC on March 29, 2013 as well as the post-effective amendment to our registration statement on form N-2 filed with the SEC on July 8, 2013, all of which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: August 14, 2013	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By	/s/ Michael L. Carroll
Michael L. Carroll
Chief Financial Officer
(Principal Accounting and Financial Officer)