Form 10-Q
period 2013-09-30
Triton Pacific Investment Corporation, Inc.
filed 2013-11-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

          As of September 30, 2013, the Registrant had 14,815 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF FINANCIAL POSITION

	September 30, 2013	December 31, 2012
	(unaudited)

CURRENT ASSETS
Cash	$85	$8,321
Prepaid expenses	2,039	1,215
Deferred offering costs	767,390	521,641

	769,514	531,177

PROPERTY AND EQUIPMENT	2,495	2,495
Less: Accumulated depreciation	(2,495)	(1,247)

	-	1,248

	$769,514	$532,425

LIABILITIES
Accounts payable and accrued liabilities	$233,100	$230,288
Due to related parties	620,376	280,620

	853,476	510,908
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 14,815 shares issued and outstanding	15	7
Additional paid-in capital	199,988	101,243
Accumulated deficit during the development stage	(283,965)	(79,733)

	(83,962)	21,517

	$769,514	$532,425

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	April 29, 2011 (Date of Inception) Through September 30, 2013

INVESTMENT INCOME	$—			$—	$—

OPERATING EXPENSES
Board fees	23,250	21,750	71,250	21,750	117,750
Administrator expense	45,901	—	74,405	—	74,405
Professional fees	9,825	12,719	50,925	12,719	74,227
Management fees	3,648	714	9,690	714	12,981
Other operating expenses	2,082	701	7,652	1,756	17,583

Expenses before waiver of management fees	84,706	35,884	213,922	36,939	296,946
Waiver of management fees	(3,648)	(714)	(9,690)	(714)	(12,981)

	81,058	35,170	204,232	36,225	283,965

NET LOSS	$(81,058)	$(35,170)	$(204,232)	$(36,225)	$(283,965)

PER SHARE INFORMATION - BASIC AND DILUTED
Net loss	$(6.33)	$(4.69)	$(22.02)	$(8.79)	$(57.83)

Weighted average common shares outstanding	12,805	7,500	9,275	4,121	4,910

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Deficit During Development Stage	Total
Operations
Net loss				$(204,232)	$(204,232)
Net decrease in stockholders’ equity resulting from operations					(204,232)
Capital share transactions
Issuance of common stock	7,315	7	98,746		98,753
Net increase in equity resulting from capital share transactions					98,753
Total decrease in stockholders’ equity					(105,479)
Stockholders’ equity at beginning of year					21,517
Stockholders’ deficit at end of period					$(83,962)

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	April 29, 2011 (Date of Inception) Through September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,232)	$(36,225)	$(283,965)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,248	832	2,495
Change in assets and liabilities
Prepaid expenses	(824)	(1,715)	(2,039)
Accounts payable	2,812	33,000	8,100
Accrued expenses	205,666	6,603	252,166
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,670	2,495	(23,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	—	(2,495)	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	—	(2,495)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	—	101,250	101,250
Deferred offering costs	(12,906)	(67,684)	(75,427)
NET CASH USED IN FINANCING ACTIVITIES	(12,906)	33,566	25,823

NET CHANGE IN CASH	(8,236)	33,566	85

CASH - BEGINNING OF PERIOD	$8,321	$—	$—

CASH - END OF PERIOD	$85	$33,566	$85

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$232,843	$154,101	$466,963
Deferred offering costs in accrued expenses	$—	$225,000	$225,000
Conversion of accounts payable to equity	$98,753	$—	$98,753

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

The Company sold 7,500 shares to the Adviser on May 3, 2012, at $13.50 per share, which represents the initial public offering price of $15.00 per share minus selling commissions and dealer manager fees aggregating $1.50. On July 26, 2013, the Company converted $98,753 in payables to the Adviser to 7,315 common shares at $13.50 per share, which represents the initial public offering price of $15.00 per share minus selling commissions and dealer manager fees aggregating $1.50.

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

Depreciation. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairment charges from inception through September 30, 2013.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2013 and December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to this Offering and the investment and management of its assets. All of the Company’s outstanding common stock is owned by the Adviser as of September 30, 2013.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $139,284 for registration and organization expenditures as of September 30, 2013 and converted $98,753 of this into capital on July 26, 2013. This net amount of $40,531 is expected to be repaid from the proceeds of the Offering.

All management fees earned by the Adviser through September 30, 2013 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $74,405 in administration fees which are outstanding as of September 30, 2013.

Triton Pacific Capital Partners, LLC has advanced the Company $357,414 as of September 30, 2013 for registration and organization expenditures. This amount is expected to be repaid from the proceeds of the Offering.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $30,277 as of September 30, 2013 for offering expenditures. This amount is expected to be repaid from the proceeds of the Offering.

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

Director fees of $117,750 have been accrued through September 30, 2013. The Board has indicated a potential willingness to continue accruing these fees during the development stage of the Company.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	September 30, 2013	December 31, 2012
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	8,100	5,288

	233,100	230,288

Due to Related Parties
Legal	188,191	143,191
Licenses, fees and registration expenses	95,603	63,660
Board expenses	117,750	46,500
Administrative expenses	74,405	—
Issuer and underwriting costs	144,427	27,269

	620,376	280,620

	$853,476	$510,908

As of September 30, 2013, approximately 81% of these liabilities were advanced for Deferred Offering Costs with the balance advanced for covering the operating expenses of the Company.

All costs paid by affiliates of the Company are directly passed through to the Company at the lower of the cost incurred by the affiliates or market value. None of the Company’s affiliates recognize any gain or profits for advancing costs on behalf of the Company.

NOTE 4 – PER SHARE INFORMATION

Net loss per share is calculated by dividing net loss by the number of common shares outstanding as of the balance sheet date of September 30, 2013. The current Net Asset Value (NAV), or book value per share based on 1,815 shares outstanding is ($5.67) per share as of September 30, 2013 with a net loss this period of $5.47 per share.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events from September 30, 2013 through November 14, 2013, the date the accompanying financial statements were available to be issued, and is not aware of any material subsequent events occurring during this period.

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

          Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Triton Pacific Investment Corporation, Inc.

Forward-Looking Statements

          Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in the economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Triton Pacific Adviser, LLC and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of Triton Pacific Adviser, LLC and its Sub-Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of Triton Pacific Adviser, LLC, its Sub-Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and
•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

          Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our last post-effective, amended registration statement filed on form N-2 dated November 1, 2013, filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2013.

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

          We intend to primarily make debt investments likely to generate current income and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long term capital appreciation.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250. On July 26, the Company issued 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs.

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

-Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

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

          We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We intend to be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

-Investment opportunities

-Market conditions

-Perceived Risk

          Depending on the amount of capital we raise in the Offering and subject to subsequent changes in our capital base, we expect that our investments will generally range between $1 million and $25 million per portfolio company, although this range may change in the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through our Sub-Adviser.

          Our Adviser has engaged Sound Point Capital Management, L.P. to act as our investment sub-adviser. Sound Point will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. Sound Point is a registered investment adviser under the Advisers Act and had in excess of $1.6 billion in regulatory assets under management as of April 30, 2013. Sound Point is not an affiliate of us or our Adviser and does not own any of our shares.

          We will generally source our private equity investments through third party intermediaries and our debt investments primarily through our Sub-Adviser. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunity of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the opportunity. We will endeavor to identify the best exit strategy for each private equity investment, including methodology (for example, a sale, company redemption or public offering) and an appropriate time horizon. We will then attempt to build each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions. We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to wait out unfavorable market conditions.

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

Portfolio and Investment Activity

          We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2013:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$85	100.0%	$85	100.0%
Total	$85	100.0%	$85	100.0%

          As of September 30, 2013, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Operating results for the three months ended September 30, 2013 are as follows:

Investment Income

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Total investment income (loss)	$—	$—
Total expenses, net	81,058	204,232
Net investment income (loss)	-81,058	-204,232
Net realized gains (losses)	—	—
Net unrealized gains (losses)	—	—

Net decrease in net assets resulting from operations	$-81,058	$-204,232

          For the three and nine months ended September 30, 2013, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses totaled $84,706 and $35,884 for the three months ended September 30, 2013 and September 30, 2012, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter ended September 30, 2013 were $3,648 and no incentive fee was incurred for the quarter. The base management fees for the quarter ended September 30, 2012 were $714 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fees since inception and through the period ended September 30, 2013, thus removing the expense for the base management fee.

          Total operating expenses totaled $213,922 and $36,939 for the nine months ended September 30, 2013 and September 30, 2012, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the nine months ended September 30, 2013 were $9,690 and no incentive fee was incurred for the quarter. The base management fees for the nine months ended September 30, 2012 were $714 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fees since inception and through the period ended September 30, 2013, thus removing the expense for the base management fee.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three and nine months ended September 30, 2013 and September 30, 2012, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2013 and September 30, 2012, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended September 30, 2013, we recorded a net loss of $81,058 versus a net loss of $204,232 for the nine months ended September 30, 2013. Based on 12,805 and 9,275 weighted average common shares outstanding for the three and nine months ended September 30, 2013, respectively, our per share net decrease in net assets resulting from operations was $6.33 for the three months ended September 30, 2013 versus a per share net decrease in net assets from operations of $22.02 for the nine months ended September 30, 2013.

          For the three months ended September 30, 2012, we recorded a net loss of $35,170 versus a net loss of $36,225 for the nine months ended September 30, 2012. Based on 7,500 and 4,121 weighted average common shares outstanding for the three and nine months ended September 30, 2012, respectively, our per share net decrease in net assets resulting from operations was $4.69 for the three months ended September 30, 2012 versus a per share net decrease in net assets from operations of $8.79 for the nine months ended September 30, 2012

Financial Condition, Liquidity and Capital Resources

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

          Subsequent to obtaining the minimum offering requirement, we will sell our shares on a continuous basis at a price of $15.00; however, if our net asset value per share increases by more than 10%, we will increase the offering price to a price which, after deduction of the sales load, will be at least equal to our net asset value per share. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, our board of directors or a committee thereof is required to make the determination within 48 hours of the time that we price our shares for sale that we are not selling shares of our common stock at a price materially below our then current net asset value per share. Prior to each closing, to the extent we are required to do so under applicable disclosure obligations, we will provide updates, including with regard to any changes in the offering price per share, by filing a prospectus supplement with the SEC, and we will also post any updated information to our website.

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

          Our Adviser has also entered into an investment sub-advisory agreement with our Sub-Adviser. Under the sub-advisory agreement, our Adviser will pay the Sub-Adviser .125% (12.5 basis points) of the average gross assets of our syndicated debt portfolio managed by our Sub-Adviser, which will include any borrowings for investment purposes, and will be appropriately adjusted on a pro rata basis during any partial quarter and for any share issuances or repurchases during the relevant quarter. With respect to any incentive fee, our Adviser will pay our Sub-Adviser one half of the incentive fee paid to the Adviser multiplied by a quotient equal to the incentive fee generated on our syndicated debt portfolio divided by the aggregate incentive fee payable to our Adviser each quarter (pro-rated if less than one quarter). However, in no event shall the incentive fee paid to the Sub-Adviser be greater than 100% of the incentive fee we pay to our Adviser and all fees paid to the Sub-Adviser shall be paid out of the fees we pay to our Adviser and will not increase the total amount of base management fees or incentive fees we are required to pay.

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

          No distributions were declared for the three months or nine months ended September 30, 2013, or for the three and nine months ended September 30, 2012.

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

Management Fees

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

3.	the audit committee of our board of directors will review and discuss the preliminary valuation prepared by our Adviser and that of the independent valuation firm, if any; and

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

Change In Internal Control Over Financial Reporting

          No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

          The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

          In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 10-K filed with the SEC on March 29, 2013 as well as the post-effective amendment to our registration statement on form N-2 filed with the SEC on November 1, 2013, all of which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

          On May 3, 2012, we sold 7,500 shares of our common stock for aggregate gross proceeds of $101,243 to Triton Pacific Adviser. On July 26, the Company issued 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs. These shares were purchased at $13.50 per share, which represents the initial public offering price of $15.00 per share minus selling commissions of $1.05 per share and dealer manager fees of $0.45 per share. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

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

Dated: November 14, 2013	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2013	By	/s/ Michael L. Carroll
Michael L. Carroll
Chief Financial Officer
(Principal Accounting and Financial Officer)