Form 10-K
period 2013-12-31
Triton Pacific Investment Corporation, Inc.
filed 2014-03-31
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

          As of March 24, 2014, there were 80,530.55 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC and on November 14, 2013, our most recent post-effective amendment to our registration statement was declared effective by the SEC. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250. On July 26, 2013, the Company issued an additional 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs.

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

-	Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well balanced portfolio.

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

          Our Adviser has engaged Sound Point Capital Management, L.P. to act as our investment sub-adviser. Sound Point will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. Sound Point is a registered investment adviser under the Advisers Act and had in excess of $4.1 billion in regulatory assets under management as of December 31, 2013. Sound Point is not an affiliate of us or our Adviser and does not own any of our shares.

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

Status of Our Continuous Public Offering

          Since commencing our continuous public offering and through March 24, 2014, we have sold 80,530.55 shares of our common stock for gross proceeds of approximately $1,164,069, including $200,003 of seed capital contributed by our Advisor.

About our Adviser

          Our Adviser is registered as an investment adviser under the Adviser Act. Our Adviser and Triton Pacific Group, Inc. are under the common control of Craig Faggen, who is also our Chairman and Chief Executive Officer. Triton Pacific Group, Inc. is an investment management firm that focuses primarily on private equity investments through its subsidiary, Triton Pacific Capital Partners and affiliated investment funds. Since 2001, TPCP has focused on debt and equity investments in small to mid-sized private companies generally with revenues of less than $250 million. Since its inception, affiliates of TPCP have invested in the aggregate more than $110 million in private companies with an estimated aggregate enterprise value at the time of acquisition of approximately $200 million.

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

          Our board of directors includes a majority of independent directors and will oversee and monitor the activities of our Adviser and our Sub-Adviser, as well as our investment portfolio and performance and will annually review the compensation paid to our Adviser and Sub-Adviser. See “Investment Adviser Agreement”, below. In addition to managing our portfolio, our Adviser will provide on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance. Both we and our Adviser will have the right to terminate the investment adviser agreement between us without penalty upon 60 days’ written notice to the other. Both our Adviser and Sub-Adviser will have the right to terminate the sub-advisory agreement without penalty upon 60 days’ written notice to the other party.

About our Sub-adviser

          Our Adviser has engaged Sound Point Capital Management, L.P. to act as our investment sub-adviser. Sound Point will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. Sound Point is a registered investment adviser under the Advisers Act and had in excess of $4.1 billion in regulatory assets under management as of December 31, 2013. Sound Point is not an affiliate of us or our Adviser and does not own any of our shares. Stephen Ketchum and Rick Richert will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser. Mr. Ketchum and Mr. Richert each have more than 20 years of investment experience, primarily investing in debt and other credit oriented securities.

Our Market Opportunity

          Our target market for private equity investments, domestic companies with revenues from $10 to $250 million and EBITDA between $1 and $25 million, represents a large majority of the private businesses in the United States, accounting for 31% of US gross domestic product and 20% of the US work force (representing 23 million working Americans).δ* In particular, we believe that this market offers significant investment opportunities due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7, 2010 Private Company Trendsetter Barometer, 38% of business owners plan to monetize their businesses within the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by a desire to retire.

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

          For our debt investments, we believe that opportunities in senior secured and second lien secured loans are attractive not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, and generally will carry restrictive covenants aimed at ensuring repayment before unsecured creditors. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would otherwise receive from our debt securities. In many cases, the loan documents governing these securities provide for an interest rate floor.

δ*	Source: Census Bureau 2007

Business Strategy and Competitive Advantage

Focus on ‘Basic’ Businesses within the Lower Middle Market. For our private equity investments, we will primarily invest in small and mid-sized private companies as described above. We believe that these companies are often overlooked by larger private equity investors and have less access to the capital markets than their larger competitors due to the fact that they are small and, accordingly, more difficult to source and, in some case, manage. This creates an opportunity to invest in these companies at lower valuations and on more attractive terms than are typically present in larger market transactions. We generally will invest in entrepreneurial, but established, companies with positive cash flow. We will focus on businesses in what we call ‘basic’ industries—that is, industries in which growth is not dependent on a continuous cycle of new technological development—including healthcare services, software and IT, business services, consumer products, specialty finance, light manufacturing, logistics and value-added distribution.

Extensive Underwriting and Portfolio Management. Our Adviser will employ an extensive underwriting and due diligence process for equity investments which will include an initial review of all prospective portfolio companies, their competitive position, financial performance and the dynamics of the industry in which they compete. We will seek to invest with management teams or other private equity sponsors who have a demonstrated track record building value. Through our Adviser, we will offer managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings, review all compliance certificates and covenants and maintain our awareness of critical industry developments and trends

Untapped Opportunities. For equity investments, we will seek to identify companies with strong management and untapped potential that would benefit from a combination of new capital and strategic relationships and our operating expertise and guidance. While the founders of such companies have built successful enterprises, they often need additional capital and management resources and a more sophisticated perspective to take the company to the next level. We believe that these companies, led by appropriately motivated management teams, can be vehicles for creating substantial value through accelerated growth and operational improvements.

Value-Added Management. For equity investments, we will seek to negotiate terms that will provide us with significant influence or control of a portfolio company. When making an investment, we will attempt to leverage our Adviser’s operational and financial expertise to strengthen portfolio company management teams and assist them in achieving their full potential. To do so, we will employ our Adviser’s Value Enhancement Program, to change the corporate infrastructure of portfolio companies with a view to accelerating and enhancing their “exit readiness”. This strategy has often resulted in a short-term reduction in portfolio company earnings and cash flow while the company’s sales catch up with the more robust infrastructure required for rapid growth that we help put in place. The intended result, however, is a larger, more professional organization, which can either be used as a platform for future expansion or be built into a potential add-on to a larger player in its market; in either instance an attractive target for a larger private equity fund or a strategic corporate buyer.

Debt Investment. We will seek to invest in senior secured loans, second lien secured loans, and, to a lesser extent, subordinated loans and corporate bonds of established companies. Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants.

Well Established Firm and Experienced Investment Committee. Our Adviser’s management team is primarily from TPCP, which was founded in 2001 to provide access to capital and management/operational expertise to the underserved lower middle market. TPCP has since expanded to include multiple affiliates and the management of numerous investment funds that specialize in providing specialty investment opportunities in the lower middle market for institutional and individual investors and a broad array of capital resources to mature lower middle market companies. Triton Pacific Capital Partners, LLC has to date invested in 18 companies with an estimated aggregate enterprise value at the time of acquisition of approximately $200 million.* We believe that the investment committee of our Adviser has developed a network of relationships with, and a specialty in dealing with, the lower middle market, as well as a reputation for its expertise, fair dealing, flexibility and ability to handle transactions beyond the reach of others in this market space.

Industry Experts. We may call upon a select group of operating partners who have expertise in specific industries that we find attractive and the wherewithal to play an active role in creating value for our private equity investments that fall within their areas of expertise.

Strong Deal Flow. We believe that our Adviser will have strong private equity deal flow as a result of the strong market reputation of the Adviser and its principals as investors and their network of relationships with numerous transaction brokers and small financial intermediaries. We believe that their industry relationships with other private equity sponsors, investment banks, business brokers, merger and acquisition advisers, financial services companies and commercial banks are a significant source for new investment opportunities. We believe our Adviser is well known in the financial sponsor community, and that its experience and reputation provide a competitive advantage in originating new investments. From time to time, we may receive referrals for new prospective investments for which we may pay a referral fee or a finder’s fee.

For debt investments, our Adviser has engaged Sound Point to serve as our sub-adviser. Sound Point has access to the syndicated loan market, a primary source of debt investment opportunities for us, as well as syndicate and club deals. Sound Point also has strong relationships with investment banks, finance companies, and other investment funds that are active in the leveraged finance marketplace.

Diversification. We recognize that an over concentration in one or a limited number of positions in our portfolio would increase the risk of exposure to adverse changes in a single investment. We will endeavor to construct and maintain our portfolio to reduce such risks, including through investments throughout a company’s capital structures and among companies in a multitude of different industries and geographic markets, thereby reducing the concentration of risk in any one type of investment, company or sector of the economy. We cannot guarantee that we will be successful in this effort.

Investment Objectives and Policies

          Our investment objective is to generate both current income and long term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We will be managed by our Adviser. Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We will enter into an administrative agreement with our Administrator, which is also an affiliate of our Adviser and controlled by Mr. Faggen. Our Administrator will provide the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. Our Administrator will act as our transfer agent, plan administrator, distribution paying agent and registrar, although it may retain one or more third parties to assist in providing such services to us. At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

*	Data regarding TPCP’s investments excludes two early stage venture capital investments made it which are not consistent with our investment objectives.

          We anticipate making private equity investments from the proceeds of our offering predominately in lower middle market companies. We expect that each investment will range between $1 million and $25 million, although this investment size will vary with the size of our capital base. We define lower middle market companies as those with annual revenues of between $10 million and $250 million, and EBITDA of between $1 million and $25 million. We anticipate that our investments will take the form of newly-originated loans and equity investments as well as investments in secondary market transactions, including equity purchased from current owners and loans acquired from banks, other specialty finance companies, private equity sponsors, loan syndications and other investors.

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

Investment Philosophy

We will focus on the following key elements when evaluating an equity investment opportunity:

Attractive Industries: We will identify industries that we believe exhibit strong growth characteristics or consolidation attributes, are experiencing rapid rates of change or are beginning to transform their business models.

Strong Management: Management is critically important in any company. However, making significant changes in strategy or operations or driving towards rapid expansion places additional demands on leadership. Therefore, we are only interested in investing in companies that we believe have strong management teams in place, based on their expertise and prior performance, or where there is a clear and achievable strategy of attracting the right people to the team. In all cases, we firmly believe it is essential for management to be committed to agreed-upon strategic objectives for the company prior to making an investment.

Positive Cash Flow: We will identify companies with a sufficient history or what we believe will be a prospect of positive cash flow to allow for distributions, while retaining sufficient cash to grow the company.

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

          For debt investments, we will focus on long term credit performance and principal protection. This defensive oriented strategy is designed to generate attractive levels of income while minimizing the risk of capital loss. We will attempt to capitalize on our Adviser’s and Sub-Adviser’s expertise to create a debt portfolio that will perform in a broad range of economic conditions.

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

          When pursuing a private equity investment opportunity, each stage of the investment process presents an opportunity to create value in the prospective investment.

Stage I - Sourcing: Equity transactions are sourced primarily from intermediaries, including national, regional and local investment banks as well as local business brokers. Although some private equity groups prefer to source “proprietary” deals (i.e., non-marketed deals, without an intermediary), our Adviser has found that intermediaries play a valuable role in educating sellers in the lower middle market as to the pricing realities of the market and the structural requirements of investors. Our debt investments will be primarily sourced through other private equity sponsors.

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

          During the initial screening, our Adviser will evaluate the company, assesses its management and look to identify the primary risks and opportunities of the business. During the due diligence process, our Adviser will employ a checklist of more than 100 standard questions as well as questions specific to the business and industry that have been derived from industry standards and modified by experience and the initial screening process. As part of this process, they will conduct an operational due diligence review. This may include site visits to gain an accurate impression of the business and management’s capabilities.

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

Stage III – Structuring Transactions: We believe that the members of the investment committee of our Adviser have developed complex structuring expertise and mergers and acquisitions experience which we will be able to leverage when making a portfolio company investment. The intent is to structure transactions in a manner that is fair to the existing shareholders and yet minimizes the downside risk to us. Because of the inefficiencies in the lower middle market, we believe we will be able to obtain structures that offer significant risk mitigation for investors.

Stage IV - Building Companies: Our overall objective is to generate returns from our investment portfolio of 20%+ per year. To meet this objective, we will focus a portion of our Adviser’s efforts on building our investments into larger, more efficient, and more valuable businesses. We are not in the business of running companies, but our Adviser has an investment committee with extensive portfolio management experience that is dedicated to, and experienced in working with companies to build and enhance their operations. For equity and equity like investments, our Adviser utilizes a unique Value Enhancement Program (see chart on next page) to help companies achieve this goal.

          In evaluating debt opportunities, our Adviser and our Sub-Adviser will examine information provided by the target company and external sources such as rating agencies (if applicable) to determine if the opportunity meets our investment criteria and guidelines. For most loans that are purchased on the secondary market, a comprehensive credit analysis is conducted and maintained by a research analyst to allow the investment team to make informed buy/ sell decisions and assessment of credit quality. Much of this information will be derived from financial reports detailing the financial performance along with key metrics on a quarterly basis.

Regulation

          Prior to the completion of our offering, we will elect to be regulated as a BDC under the Company Act. The Company Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The Company Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Company Act. In addition, the Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

          As a business development company, we will not be permitted to invest in any company in which our Adviser or any its affiliates currently have an investment or to make any co-investments with our Adviser or any of its affiliates without an exemptive order from the SEC. Although we have applied for an exemptive order from trhe SEC, there can be no assurance that an order providing exemptive relief will be granted. While we have not yet determined whether or not we will, in fact, participate in investments with other affiliates of our Adviser, such co-investment opportunities might give rise to actual or perceived conflicts of interest among us and other participating accounts. To mitigate these conflicts we and the Adviser have developed policies and procedures which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the appropriateness of an investment for each party concerned, the relative amounts of capital available from each such party for new investments, the then current investment programs and objectives and portfolio positions of each party and any other factors deemed appropriate, and (ii) obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

     We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 of the Exchange Act, our management are required to prepare a report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 12a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Corporate Information

          Our executive offices are located at 10877 Wilshire Blvd., 12th Floor, Los Angeles, CA 90024 and our telephone number is (310) 943-4990.

Both our quarterly reports on Form 10-Q and our annual reports on Form 10-K will be made available on our website at www.tritonpacificbdc.com at the end of each fiscal quarter and fiscal year, as applicable, as will any interim reports on Form 8-K that we file from time to time with the SEC. These reports will also be available on the SEC’s website at www.sec.gov.

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

We were formed in April of 2011 and will not commence operations until we have raised assets in an amount that our Adviser determines is sufficient to fund the initial investments of our investment program, which amount has not yet been determined and will depend on the portfolio company opportunities available to us and economic conditions and similar factors prevailing at the time. We have no operating history on which you might otherwise rely to evaluate our business and prospects. Prior to the first closing of our offering, we will not have operated as a BDC or qualified to be treated as a RIC and our Adviser will not have previously managed us or any other BDC or RIC. Consequently, we have no operating results as a BDC or RIC that can demonstrate to you the likely effect of the related regulatory frameworks on our business or our ability to operate our business under those frameworks. We will be subject to all of the business risks and uncertainties associated with any new business, particularly of this type, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification as a BDC or RIC, and that the value of our common stock could decline substantially.

We have not generated any income from our investments since our inception.

We do not know whether or when we will generate income from our investments and become profitable. To date, we have not invested in any portfolio companies and have incurred costs incurred in the development and formation of our business. We anticipate that we will continue to incur costs in excess of our income until and unless our investments in portfolio companies are successful. If these investments are not successful, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, diversify our investments or continue our operations.

We have not identified specific investments that we will make with the proceeds of our offering, and investors will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Neither we, our Adviser or our Sub-Adviser has identified, made or contracted to make any investments. As a result, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. Investors must rely on our Adviser and our board of directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. This may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be deemed to be our affiliate for purposes of the Company Act and we will generally be prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our disinterested directors. The Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same companies (whether at the same or different times), without prior approval of our disinterested directors and, in some cases, the SEC. Although we have applied for an exemptive order from the SEC to allow certain transactions with our affiliates, there can be no assurance that an order providing exemptive relief will be granted. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company owned, in whole or in significant part, by a private equity fund managed by our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. There is no assurance that any required SEC approvals will be obtained.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might become subject to regulation as a registered closed-end investment company under the Company Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the Company Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Regulation” on page 10.

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

Because our business model depends to a significant extent upon the business relationships of our Adviser and Sub-Adviser, the inability of our Adviser and Sub-adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that our Adviser and Sub-Adviser will depend on their relationships with private equity sponsors, investment banks and commercial banks, and we may rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser and Sub-Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s and Sub-Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The amount and timing of distributions are uncertain and distributions may be funded from the proceeds of our offering and may represent a return of capital.

The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We may fund distributions from the uninvested proceeds of our public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. Therefore, portions of the distributions that we pay may represent a return of your capital rather than a return on your investment, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For a significant time after the commencement of our offering, a substantial portion of our distributions will result from expense reimbursements from our Adviser, which are subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses and to avoid such distributions being characterized as returns of capital for tax purposes. One effect of reducing our operating expenses is to potentially avoid a distribution being characterized as a return of capital for tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for GAAP purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense reimbursements. Shareholders should also understand that our future repayments will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

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

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources

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

Our board of directors has substantial discretion over the use of the proceeds of our offering.

Our board of directors will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our offering.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the investment adviser agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, all of which could result in substantially higher litigation costs to us.

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

In selecting and structuring investments appropriate for us, our Adviser and Sub-Adviser will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser and Sub-Adviser, including with respect to the nature or structuring of our investments that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Risks Related to our Adviser and Its Affiliates

Reliance on our Adviser

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser, our Sub-Adviser and their investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. The departure of any of the members of our Adviser or Sub-Adviser could have a material adverse effect on our ability to achieve our investment objective. There can be no assurances that the individuals currently employed by the Adviser or Sub-Adviser who will manage our portfolio will continue to be employed by the Adviser or Sub-Adviser or that the Adviser or Sub-Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, that our Sub-Adviser will remain our sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

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

Our executive officers and directors, and the principals of our Adviser and Sub-Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by their affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Faggen, our president and chief executive officer, and the president of our Adviser, as well as other members of TPCP and its affiliates who may also be members of the investment committee of our Adviser, manage and, following our offering, will continue to manage other funds which are currently in their investment phase or, though fully invested, are continuing to be actively managed. In addition, in the future, the principals of our Adviser or Sub-Adviser may manage other funds which may from time to time have overlapping investment objectives with ours and, accordingly, may invest in asset classes similar to those targeted by us. If this should occur, the principals of our Adviser and Sub-Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our Adviser’s and Sub-Adviser’s investment professionals may endeavor to create independent teams to represent conflicting parties and to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds. In light of such potential conflicts, and as required under the Advisers Act, our Adviser has adopted a Code of Ethics that, among other things, is intended to provide a framework of principles and procedures for resolving conflicts of interest in a manner consistent with our Adviser’s fiduciary obligations to its clients.

The incentive fee we pay to our Adviser in respect of capital gains may be effectively greater than 20%.

As a result of the operation of the cumulative method of calculating the incentive fees on capital gains we pay to our Adviser, the cumulative aggregate incentive fee received by our Adviser could be effectively greater than 20%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. For additional information on this calculation, see the disclosure in footnote 2 to Example 2 under the caption “Investment Adviser Agreement — Overview of Our Investment Adviser — Incentive Fee.” We cannot predict whether, or to what extent, this payment calculation would affect your investment in our stock.

The involvement of our Adviser’s investment professionals in our valuation process may create conflicts of interest.

Our portfolio investments will generally not be in publicly-traded securities. As a result, the value of these securities will not be readily available. We will value these securities at fair value as determined in good faith by our Board of Directors. In connection with that determination, investment professionals from our Adviser will prepare valuations based upon the most recent financial statements and projected financial results available from our investments. The participation of our Adviser’s investment professionals in our valuation process could result in a conflict of interest as our Adviser’s management fee is based, in part, on our gross assets.

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

The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to favor investments that have a deferred interest feature or no interest income, but higher potential total returns. As our Adviser has agreed to waive any incentive fee on current income which it could have received in accordance with the Advisers Act, it could potentially be incentivized to seek riskier investments with greater capital gains, while eschewing investments with an increased current income feature.

In view of these factors, among other things, our board of directors is charged with protecting our interests by monitoring how our Adviser addresses these and other potential conflicts of interests associated with its services and compensation. While our board of directors will not review or approve each investment, our independent directors will periodically review our Adviser’s services and portfolio decisions and performance, as well as the appropriateness of its compensation in light of such factors.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our debt investments in such companies.

For our debt investments, we intend to invest primarily in first lien, second lien and, to a lesser extent, subordinated debt issued by private U.S. companies, including middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies in which we make debt investments.

We do not expect to control our portfolio companies in which we make debt investments, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we make debt investments may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our debt investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

Risks associated with Original Issued Discount bonds and Payment in Kind debt instruments.

We may make debt investments or finance transactions with debt instruments that may either be issued at a discount to their face value and provide no interest payments over the life of the instrument (original issue discount bonds—“OID”), or we may receive warrants in connection with the origination of loans, or we may make debt investments from which we may receive payments in kind (“PIK”) interest payments that are capitalized for some portion or over the life of the loan. Each of these types of instruments represent particular kinds of risk as they do not generate cash flow, though for tax purposes and for our status as a RIC they will require us to recognize income which must be taxed or distributed.

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

Upon commencement of our offering, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules and regulations, we may be adversely affected.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation” on page 10. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the Company Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the Company Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.

Risks Relating to Our Offering and Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline in our net asset value per share.

The purchase price at which shareholders purchase shares will be determined at each monthly closing date to ensure that the sales price is equal to or greater than the net asset value per share of our shares, after deducting the sales load. In the event of a decrease in our net asset value per share, you could pay a premium for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 10% below our current offering price, net of the sales load, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. If (i) our net asset value per share decreases to more than 10% below our then current net offering price and (ii) our board of directors believes that such decrease is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 10% above our net asset value per share. If our board of directors determines that the decrease is the result of a temporary movement in the credit markets, investors may purchase shares at an offering price per share, net of the sales load, which represents a premium to the net asset value per share of greater than 10%. See “Plan of Distribution.”

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

Our offering is being made on a best efforts basis, whereby our Dealer Manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

The shares sold in our offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if shareholders purchase shares in our offering, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Therefore, if shareholders purchase shares you will likely have limited ability to sell your shares. We currently intend to list our shares on a national securities exchange between five and seven years following the completion of our offering, or, if we believe that market conditions are then not suited for a listing, we will attempt to complete an alternative liquidity event, such as the sale of all or substantially all of our remaining assets followed by a liquidation, merger, or other transaction in which our stockholders would receive cash or shares of a publicly-traded company. There can be no assurance, however, that we will be able to obtain a listing or complete a liquidity event within such time frame. Should we not be able to do so within seven years following the end of our offering, subject to the authority of the independent directors or the rights of the stockholders to postpone liquidation, we will cease to make investments in new portfolio companies and will begin the orderly liquidation of our assets (which may include allowing our debt securities to mature and disposing of our equity interests to the extent feasible.) However, upon the vote of a majority of stockholders eligible to vote at any stockholder meeting we may suspend the liquidation of the company for such time as the stockholders may agree or we may extend the date upon which we must cease to make investments in new portfolio companies and begin an orderly liquidation of our assets for up to three consecutive periods of 12 months each upon the vote of a majority of our independent directors.

In making a decision to apply for listing of our shares, our directors will determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management considerations and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in our offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.

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

Because we are required to seek to list our shares or a liquidity event not more than seven years after completion of our offering, subject to the authority of the independent directors or the rights of the shareholders to postpone liquidation, we may be forced to seek a listing or a liquidation when market conditions are not favorable which may have an adverse impact on the value of our shares.

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

The Dealer Manager is an affiliate of Triton Pacific and will not make an independent review of us or our offering. Accordingly, investors will have to rely on their own broker-dealer to make an independent review of the terms of our offering. If their broker-dealer does not conduct such a review, investors will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by our Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. Investors will not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, investors will not have an independent review of our performance and the value of our common stock relative to publicly-traded companies.

Our Dealer Manager has no experience selling shares on behalf of a BDC and may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The success of our offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain a network of licensed securities brokers-dealers and other agents. Our Dealer Manager has no experience selling shares on behalf of a BDC. There is therefore no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to construct a portfolio of a sufficiently broad array of assets. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. As a result, we may be unable to achieve our investment objectives, and investors could lose some or all of the value of their investment.

As soon as practicable after we have obtained the minimum offering requirement we intend to offer to repurchase investors’ shares on a quarterly basis. As a result investors will have limited opportunities to sell their shares and, to the extent are able to sell their shares under the program you may not be able to recover the amount of their investment in our shares.

As soon as practicable after we have obtained the minimum offering requirement we intend to commence tender offers to allow shareholders to tender their shares on a quarterly basis at a price equal to 90% of the offering price on the date of repurchase. As proposed, the share repurchase program will include numerous restrictions that limit shareholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During this offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price investors paid for shares in our offering. As a result, to the extent shareholders have the ability to sell their shares to us as part of our share repurchase program, the price at which they may sell their shares, which we expect to be 90% of the offering price on the date of repurchase under ordinary conditions, may be lower than what they paid in connection with their purchase of shares in our offering.

In addition, shareholders who choose to participate in our share repurchase program will be required to provide us with notice of their intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although shareholders will have the ability to withdraw their repurchase request prior to the repurchase date, to the extent shareholders seek to sell their shares to us as part of our periodic share repurchase program, they will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in the timeframe contemplated by this prospectus.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with our Adviser in transactions originated by our Adviser unless we first obtain an exemptive order from the SEC. We have applied for exemptive orders, and the SEC has granted exemptive relief for co-investments to other BDCs in the past. However, there can be no assurance that we will obtain such relief.

We anticipate that, depending on market conditions, it may take us several months before we have raised sufficient funds to make any investments or to invest the proceeds of our offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. After investors’ purchase in our offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to employees of our Adviser or Administrator. To the extent we issue additional equity interests after investors’ purchase in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, they may also experience dilution in the book value and fair value of their shares.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties, (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. See “Description of Our Securities—Business Combinations.”

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

Federal Income Tax Risks

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Material U.S. Federal Income Tax Considerations.”

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Material U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

Shareholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

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

Shareholders may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If shareholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless they are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.

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

Continuous Public Offering of Common Stock

          We are currently selling our shares of common stock on a continuous basis. On June 14, 2011, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and our company commenced its Offering. Our most recent post-effective amendment to our Registration was filed with the SEC on November 1, 2013 and declared effective by the SEC on November 14, 2013.

          Pursuant to the offering, we will sell our shares on a continuous basis at an initial offering price of $15 per share. If our net asset value per share increases by more than 10% from our net asset value per share as of the previous closing (which we have determined to be material), we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of the sales load, which is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

          As of December 31, 2013, 26,593 shares were outstanding, 14,815 of which are held by our Adviser, Triton Pacific Adviser. Except for the shares held by the Adviser, all shares, and all proceeds received from the sale of shares, are currently held in escrow. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year ended December 31, 2013
	Shares	Amount
Gross Proceeds from Offering	26,593	$360,003
Commissions and Marketing Support Fees		(1,000)
Reinvestment of Distributions
Net Proceeds to Company	26,593	$359,003
Average Net Proceeds Per Share	$13.50

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 24, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	20,000,000,000	—	80,530.55

          As of March 24, 2014, we had twenty-six record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan and all shares, and all proceeds received from the sale of shares, are currently held in escrow (except those held by our Adviser.)

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities in the year ended December 31, 2013.

Distributions

          No distributions authorized, declared or paid for the year ended December 31, 2013.

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

          The following selected financial data for the year ended December 31, 2013, and for the period from April 29, 2011, (Inception) to December 31, 2012 is derived from our consolidated financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report. The U.S. dollar amounts are presented in thousands, except for per share data.

	Year Ended December 31, 2013	Period from April 29, 2011 (Inception) to December 31, 2012
	(U.S. dollar amounts in thousands, except per share data)
Statement of operations data:
Operating expenses
Total operating expenses	(326)	(80)
Waiver of management fees	15	—
Expense Reimbursement from sponsor	391	—
Net income (loss)	80	(80)
Net increase (decrease) in net assets resulting from operations	80	(80)
Per share data:
Net income (loss) - basic(1)	$7.47	$(16.03)
Net income (loss) - diluted(1)	$6.81	$(16.03)
Net increase (decrease) in net assets resulting from operations—basic(1)	$7.47	$(16.03)
Net increase (decrease) in net assets resulting from operations—diluted(1)	$6.81	$(16.03)
Balance sheet data:
Total assets	$1,329	$532
Total net assets	$200	$22

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

          The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

          Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Triton Pacific Investment Corporation, Inc.

Forward-Looking Statements

          Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

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

          Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated November 1, 2013, filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2013.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. On November 1, 2013 we filed our most recent post-effective amendment to our registration statement which was declared effective by the SEC on November 14,2013. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250. On July 26, 2013, the Company issued an additional 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs.

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

-	Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well balanced portfolio.

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

          Our Adviser has engaged Sound Point Capital Management, L.P. to act as our investment sub-adviser. Sound Point will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. Sound Point is a registered investment adviser under the Advisers Act and had in excess of $4.1 billion in regulatory assets under management as of December 31, 2013. Sound Point is not an affiliate of us or our Adviser and does not own any of our shares.

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

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2013:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$85	100.0%	$85	100.0%
Total	$85	100.0%	$85	100.0%

          As of December 31, 2013, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

          We commenced principal operations on September 4, 2012, and therefore have no prior periods with which to compare our operating results.

Operating results for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Total investment income (loss)	$—	$—
Total expenses, net	(79,733)	79,733
Net investment income (loss)	79,733	(79,733)
Net realized gains (losses)	—	—
Net unrealized gains (losses)	—	—
Net decrease in net assets resulting from operations	$79,733	$(79,733)

Investment Income

          For the years ended December 31, 2013 and 2013, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $326,442 for the year ended December 31, 2013, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $14,935 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the year ended December 31, 2013, thus removing the expense for the base management fee. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $391,240 for the year ended December 31, 2013.

          Total operating expenses totaled $79,733 for the year ended December 31, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the period were $3,291 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fee for the year ended December 31, 2012, thus removing the expense for the base management fee.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the years ended December 31, 2013 and 2012, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2013 and 2012, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the year ended December 31, 2013, we recorded a net income of $79,733 versus a net loss of $79,733 for the year ended December 31, 2012.

          Based on 10,675 and 11,713 weighted average common shares outstanding for the year ended December 31, 2013, basic and diluted, respectively, our per share net increase in net assets resulting from operations was $7.47 and $6.81, respectively, for the year ended December 31, 2013.

          Based on 4,973 weighted average common shares outstanding for the year ended December 31, 2012, our per share net decrease in net assets, basic and diluted, resulting from operations was $16.03 for the year ended December 31, 2012.

Financial Condition, Liquidity and Capital Resources

          We will generate cash primarily from the net proceeds of our offering, and from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds will be investments in companies, and payments of our expenses and distributions to holders of our common stock.

          The offering of our common stock represents a continuous offering of our shares. We will file post-effective amendments to the registration statement to allow us to continue our offering for at least two years. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. We will not sell any shares unless we raise gross offering proceeds of $2.5 million, which we refer to as the minimum offering requirement. Pending satisfaction of this condition, all subscription payments will be placed in an account held by the escrow agent, City National Bank, in trust for our subscribers’ benefit, pending release to us. If we do not satisfy the minimum offering during the time period of the continuous offering, we will promptly return all funds in the escrow account (including interest). We will not deduct any fees or expenses if we return funds from the escrow account. At such time as we have met our minimum offering requirement, subscription funds held by City National Bank will be released from escrow to us within approximately 30 days and investors with subscription funds held in the escrow will be admitted as stockholders as soon as practicable, but in no event later than 10 days after such release.

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

          We may borrow funds to make investments at any time, including before we have fully invested the proceeds of our offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We have not yet decided, however, whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

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

          On July 27, 2012, we entered into the administration agreement with TFA Associates, LLC pursuant to which TFA Associates furnishes us with administrative services necessary to conduct our day-to-day operations. TFA Associates is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse TFA Associates for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of TFA Associates. At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

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

Distributions

          We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

          No distributions were declared for the years ended December 31, 2013 and 2012.

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

          We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser our Adviser has agreed to make advances to us to cover certain of our operating expenses. (See “Expense Reimbursement Agreement”, below)

Management Fee

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

          The organizational and offering expense and other expense reimbursements may include a portion of costs incurred by our Adviser or its members or affiliates on our behalf for legal, accounting, printing and other offering expenses, including for marketing, salaries and direct expenses of its employees, employees of its affiliates and others while engaged in registering and marketing the shares of our common stock, which shall include development of marketing and marketing presentations and training and educational meetings and generally coordinating the marketing process for us and may also include amounts reimbursed by us to our Dealer Manager for actual bona fide due diligence expenses incurred by our Dealer Manager or participating broker-dealers in an aggregate amount that is reasonable in relation to the gross proceeds raised in our offering and which are supported by detailed, itemized invoices. None of the reimbursements referred to above will exceed actual expenses incurred by our Adviser, its members or affiliates. Our Adviser will reimburse to us, without recourse or reimbursement by us, any organizational and offering expenses to the extent those expenses, when aggregated with sales load, exceed 15.0%.

Expense Reimbursement Agreement

          On March 27, 2014, the Company and its Adviser agreed to an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”). Under the Expense Reimbursement Agreement, the Adviser will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income (referred to as the “Operating Expense Objective”), as determined by the Company and the Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under generally accepted accounting principles for investment management companies. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Adviser will pay up to 100% of the Company’s operating expenses in order for the Company to achieve the Operating Expense Objective. After the Company has received at least $25 million in net proceeds from its offering, the Adviser may, with the Company’s consent, continue to make expense support payments to the Company in order for the Company to continue to meet the Operating Expense Objective. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

          Under the Expense Reimbursement Agreement, once the Company has received at least $25 million in net proceeds from its offering, the Company is required to reimburse the Adviser for any expense support payments it received from the Adviser once the Company has achieved the Operating Expense Objective, as determined by the Company and the Adviser. Any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

          The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

          The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. As a result, the Adviser has, as of December 31, 2013, made expense support payments to the Company totaling $391,240, which is recorded as a receivable from the Sponsor.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Triton Pacific Investment Corporation, Inc.

We have audited the accompanying Statements of Financial Position of Triton Pacific Investment Corporation, Inc. (a Maryland corporation in the development stage) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for the periods then ended. Triton Pacific Investment Corporation, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/FGMK, LLC

Bannockburn, Illinois

March 31, 2014

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2013 AND 2012

	December 31 2013	December 31 2012
ASSETS
CURRENT ASSETS
Cash	$85	$8,321
Restricted cash (see Note 1)	160,000	—
Prepaid expenses	1,445	1,215
Reimbursement due from Sponsor	391,240	—
Equipment	—	1,248
Deferred offering costs	775,858	521,641

	$1,328,628	$532,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$244,475	$230,288
Due to related parties	724,150	280,620

	968,625	510,908

COMMON SHARES HELD IN ESCROW (see Note 1)	160,000	—

NET ASSETS
Common stock, $0.001 par value,
75,000,000 shares authorized,
14,815 shares issued and outstanding	15	7
Additional paid-in capital	199,988	101,243
Accumulated deficit during the development stage	—	(79,733)

	200,003	21,517

	$1,328,628	$532,425

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
PERIODS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012	April 29, 2011 (Date of Inception) Through December 31, 2013

INVESTMENT INCOME	$—	$—	$—

OPERATING EXPENSES
Board fees	94,500	46,500	141,000
Administrator expense	87,326	—	87,326
Professional fees	72,375	23,302	95,677
Management fees	14,935	3,291	18,226
Organizational expense	47,458	—	47,458
Other operating expenses	9,848	9,931	19,779

Total operating expenses	326,442	83,024	409,466

Waiver of management fees	(14,935)	(3,291)	(18,226)
Expense reimbursement from sponsor	(391,240)	—	(391,240)

Net expenses	(79,733)	79,733	—

NET INCOME (LOSS)	$79,733	$(79,733)	$—

PER SHARE INFORMATION
Net income (loss) per share - basic	$7.47	$(16.03)	$—
Net income (loss) per share - diluted	$6.81	$(16.03)	$—

Weighted average common shares outstanding - basic	10,675	4,973	6,229
Weighted average common shares outstanding - diluted	11,713	4,973	5,843

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CHANGES IN NET ASSETS
PERIODS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Operations
Net income (loss)	$79,733	$(79,733)
Net changes in Net Assets resulting from operations	79,733	(79,733)
Capital share transactions
Issuance of common stock	98,753	101,250
Net changes in Net Assets resulting from capital share transactions	98,753	101,250

Total changes in Net Assets	178,486	21,517
Net Assets at beginning of year	21,517	—
Net Assets at end of year	$200,003	$21,517

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
PERIODS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012	April 29, 2011 (Date of Inception) Through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$79,733	$(79,733)	$—
Adjustments to reconcile net income (loss) to net cash
provided (used in) by operating activities
Depreciation and amortization	1,248	1,247	2,495
Change in assets and liabilities
Prepaid expenses	(230)	(1,215)	(1,445)
Reimbursement due from sponsor	(391,240)	—	(391,240)
Accounts payable	14,187	5,288	19,475
Accrued expenses	300,972	46,500	347,472
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	4,670	(27,913)	(23,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	—	(2,495)	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	—	(2,495)	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	101,250	101,250
Deferred offering costs	(12,906)	(62,521)	(75,427)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(12,906)	38,729	25,823

NET CHANGE IN CASH	(8,236)	8,321	85

CASH - BEGINNING OF PERIOD	$8,321	$—	$—

CASH - END OF PERIOD	$85	$8,321	$85

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$287,768	$234,120	$521,888
Deferred offering costs in accrued expenses	$—	$225,000	$225,000
Conversion of accounts payable to equity	$98,753	$—	$98,753

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a newly organized specialty finance company. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). The Company has set a minimum offering requirement of $2,500,000 and will not release any shares unless this minimum is satisfied.

The Company was formed to make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Upon commencement of our offering, the Company will be an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. The Company will therefore be required to comply with certain regulatory requirements. The Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code.

Triton Pacific Adviser, LLC (the “Adviser” or “Sponsor”) will serve as the Investment Adviser and TFA Associates, LLC will serve as the Administrator. Each of these entities are affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary Triton Pacific Capital Partners, LLC, a private equity investment fund management company, each focused on debt and equity investments for small to mid-sized private companies.

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

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP.”) The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and articles 6 or 10 of Regulation S-X.

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

Restricted Cash and Common Shares Held in Escrow. Until such time as the escrow agreement terms are met, cash from share purchases is restricted and such equity purchased is held outside of permanent equity until the escrow is released. During the escrow period, the Company will maintain cash balances that may exceed federally insured limits.

Deferred Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs will be charged to stockholders’ equity upon the release of the escrow or to expense if the Offering is not completed.

Depreciation. Equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no impairment charges from inception through December 31, 2013.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s financial position or disclosures.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2013 and December 31, 2012, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets. All of the Company’s outstanding common stock is owned by the Adviser as of December 31, 2013.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $155,934 for registration and organization expenditures and operating expenses as of December 31, 2013 and converted $98,753 of this into capital on July 26, 2013. This net amount of $57,181 is expected to be repaid from the proceeds of the Offering.

All management fees earned by the Adviser through December 31, 2013 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $87,326 in administration fees as of December 31, 2013, and these fees have been reimbursed from the Sponsor pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below.

Triton Pacific Capital Partners, LLC has advanced the Company $397,347, as of December 31, 2013 for registration and organization expenditures and operating expenses. To the extent these costs exceed the amount owed due to the Expense Reimbursement Agreement, the excess will be repaid from the proceeds of the offering, which is included in due to related parties on the statement of financial condition.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $40,296 as of December 31, 2013 for offering expenditures. An additional $1,000 was owed to Triton Pacific Securities for Dealer Manager Fees as of December 31, 2013. This amount is expected to be repaid from the proceeds of the Offering.

Directors will receive an annual cash retainer of $20,000, plus $1,000 for every meeting they attend and reimbursement of any reasonable out of pocket expenses incurred in such connection. In addition, the Chairman of the Audit Committee will receive an annual cash retainer of $10,000 and members of the Audit Committee will receive an annual fee of $2,500 for their additional services, as well as $500 per Audit Committee meeting and reimbursement of any reasonable out of pocket expenses incurred. The Company will not, however, pay any compensation to directors who also serve as executive officers for us or our Adviser. In addition, the Company will purchase directors’ and officers’ liability insurance on behalf of our directors and officers.

Director fees of $141,000 have been accrued through December 31, 2013. The Board has indicated a potential willingness to continue accruing these fees during the development stage of the Company.

Expense Reimbursement Agreement

On March 27, 2014, the Company and its Sponsor agreed to an Expense Reimbursement Agreement. Under the Expense Reimbursement Agreement, the Sponsor will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income (referred to as the “Operating Expense Objective”), as determined by the Company and the Sponsor. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under GAAP for investment management companies. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Sponsor, or its affiliates, will pay up to 100% of the Company’s operating expenses in order for the Company to achieve the Operating Expense Objective. After the Company has received at least $25 million in net proceeds from its offering, the Sponsor may, with the Company’s consent, continue to make expense support payments to the Company in order for the Company to continue to meet the Operating Expense Objective. Any expense support payments shall be paid by the Sponsor, or its affiliates, to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Sponsor, or its affiliates.

Under the Expense Reimbursement Agreement, once the Company has received at least $25 million in net proceeds from its offering, the Company is required to reimburse the Sponsor, or its affiliates, for any expense support payments it received from the Sponsor, or its affiliates, once the Company has achieved the Operating Expense Objective, as determined by the Company and the Sponsor. Any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. $391,240 has been recorded as a receivable pursuant to the Expense Reimbursement Agreement.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	December 31, 2013	December 31, 2012
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	19,475	5,288

	244,475	230,288

Due to Related Parties
Legal	204,191	143,191
Licenses, fees and registration expenses	95,603	63,660
Board expenses	141,000	46,500
Administrative expenses	87,326	—
Issuer and underwriting costs	196,030	27,269

	724,150	280,620

	$968,625	$510,908

As of December 31, 2013, before the offset, approximately 77% of these liabilities were advanced for Deferred Offering Costs with the balance advanced for covering the operating expenses of the Company.

All costs paid by affiliates of the Company are directly passed through to the Company at the lower of the cost incurred by the affiliates or market value. None of the Company’s affiliates recognize any gain or profits for advancing costs on behalf of the Company.

NOTE 4 – PER SHARE INFORMATION

The following table sets forth the components used in the computation of basic and diluted income per share:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Numerator:
Net income (loss)	$79,733	$(79,733)

Denominator:
Weighted average common shares outstanding - basic	10,675	4,973
Common shares held in escrow	1,038	—
Weighted average common shares outstanding - diluted	11,713	4,973

Net income (loss) per share - basic	$7.47	$(16.03)
Net income (loss) per share - diluted	$6.81	$(16.03)

The current Net Asset Value (NAV), or book value per share based on 14,815 weighted shares outstanding is $13.50 per share as of December 31, 2013.

NOTE 5 – SUBSEQUENT EVENTS

As of March 24, 2014, the Company has sold total of 80,197 shares of its common stock for total proceeds of $1,164,069. This includes $200,003 in contributions from its Adviser. The Company sold an additional 65,382 shares since January 1, 2014. All shares, except the Adviser’s, are currently held in escrow.

Management has evaluated all known subsequent events through the date the accompanying financial statements were issued.

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

          As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

          In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

          During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

          On March 27, 2014, the Company and its Adviser agreed to an Expense Support and Conditional Reimbursement Agreement (the “Expense Reimbursement Agreement”) pursuant to which the Adviser will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income. A more complete description of the Expense Reimbursement Agreement is included in Item 7 – Management’s Discussion and Analysis, commenting on page 52 of this Annual Report. The description of the Expense Reimbursement Agreement included in this Annual Report is qualified in its entirety by reference to the Expense Reimbursement Agreement, filed as Exhibit 10.7 to this report, which is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

          The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

          The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

          The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

b.	No financial statement schedules are being filed because the required information is not applicable or is presented in the consolidated financial statements or notes.

c.	The following exhibits are filed or incorporated as part of this report.

3.1

Forth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

10.1

Form of Dealer Manager Agreement by and between Registrant and Triton Pacific Securities, LLC. (Incorporated by reference, Exhibit 2(H), filed with Pre-Effective Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.2

Form of Participating Dealer Agreement and Participating Dealer Agreement. (Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on July 8, 2013.)

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

10.5

Investment Advisory Agreement by and between Registrant and Triton Pacific Adviser, LLC. (Incorporated by reference to Exhibit 2(g), filed with Post-Effective Amendment No. 65 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.

10.6

Investment Sub-Advisory Agreement by and between the Registrant, Triton Pacific Adviser, LLC and Sound Point Capital Management, LP Adviser and the Sub-Advise (Incorporated by reference to Exhibit 2(g)(2), filed with Post-Effective Amendment No. 7 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.

10.7	Expense Support and Conditional reimbursement Agreement by and between the Registrant and Triton Pacific Adviser, LLC (Filed herewith.)

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2014.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

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

Signature	Title	Date

/s/ Craig J. Faggen	Director and Chairman of the Board and CEO	March 31, 2014
Craig J. Faggen

/s/ Ivan Faggen	Director	March 31, 2014
Ivan Faggen

/s/ Ronald Ruther	Independent Director	March 31, 2014
Ronald Ruther

/s/ William Pruitt	Independent Director	March 31, 2014
William Pruitt

/s/ Marshall Goldberg	Independent Director	March 31, 2014
Marshall Goldberg