Form 10-Q
period 2014-03-31
Triton Pacific Investment Corporation, Inc.
filed 2014-05-15
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

          As of March 31, 2014, the Registrant had 94,030.55 shares of common stock, $0.001 par value, outstanding (79,215.55 of which are held in escrow).

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF FINANCIAL POSITION

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash	$85	$85
Restricted cash (see Note 1)	1,171,580	160,000
Prepaid expenses	886	1,445
Reimbursement due from Sponsor	475,509	391,240
Equipment	—	—
Deferred offering costs	937,995	775,858

	$2,586,055	$1,328,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$252,587	$244,475
Due to related parties	961,897	724,150

	1,214,484	968,625

COMMON SHARES HELD IN ESCROW (see Note 1)	1,171,568	160,000

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 14,815 shares issued and outstanding	15	15
Additional paid-in capital	199,988	199,988
Accumulated deficit during the development stage	—	—

	200,003	200,003

	$2,586,055	$1,328,628

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	April 29, 2011 (Date of Inception) Through March 31, 2014

INVESTMENT INCOME	$—	$—	$—

OPERATING EXPENSES
Board fees	23,250	24,750	164,250
Administrator expense	36,670	—	123,996
Professional fees	12,850	20,900	108,527
Management fees	9,786	2,825	28,012
Organizational expense	—	—	47,458
Other operating expenses	1,713	2,566	21,492

Total operating expenses	84,269	51,041	493,735

Waiver of management fees	—	(2,825)	(18,226)
Expense reimbursement from sponsor	(84,269)	—	(475,509)

Net expenses	—	48,216	—

NET INCOME (LOSS)	$—	$(48,216)	$—

PER SHARE INFORMATION
Net income (loss) per share - basic	$—	$(6.43)	$—
Net income (loss) per share - diluted	$—	$(6.43)	$—

Weighted average common shares outstanding - basic	14,815	7,500	9,599
Weighted average common shares outstanding - diluted	47,376	7,500	9,700

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operations
Net income (loss)	$—	$(48,216)
Net changes in Net Assets resulting from operations	—	(48,216)
Capital share transactions
Issuance of common stock	—	—
Net changes in Net Assets resulting from capital share transactions	—	—

Total changes in Net Assets	—	(48,216)
Net Assets at beginning of period	200,003	21,517
Net Assets at end of period	$200,003	$(26,699)

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March, 31 2014	Three Months Ended March, 31 2013	April 29, 2011 (Date of Inception) Through March, 31 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$(48,216)	$—
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	—	416	2,495
Change in assets and liabilities
Prepaid expenses	559	500	(886)
Reimbursement due from sponsor	(84,269)	—	(475,509)
Accounts payable	8,112	15,796	27,587
Accrued expenses	75,598	97,425	423,070
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	—	65,921	(23,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash held in escrow	(1,011,568)		(1,171,580)
Purchase of software	—	—	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	(1,011,568)	—	(1,174,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	—	101,250
Proceeds from sale of common stock held in escrow	1,011,568	—	1,171,580
Deferred offering costs	—	(71,209)	(75,427)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,011,568	(71,209)	1,197,403

NET CHANGE IN CASH	—	(5,288)	85

CASH - BEGINNING OF PERIOD	$85	$8,321	$—

CASH - END OF PERIOD	$85	$3,033	$85

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$162,138	$71,209	$684,026
Deferred offering costs in accrued expenses	$—	$225,000	$225,000
Conversion of accounts payable to equity	$—	$—	$98,753

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

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. These interim unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2014 and December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (ASC Topic 946) (“ASU 2013-08”), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. ASU 2013-08 contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. Management adopted this statement effective January 1, 2014.

NOTE 2 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets. As of March 31, 2014, the Registrant had 94,030.55 shares of common stock, $0.001 par value, outstanding. Of these shares, 79,215.55 are held in escrow as described above.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $172,009 for registration and organization expenditures and operating expenses as of March 31, 2014 and converted $98,753 of this into capital on July 26, 2013. This net amount of $73,256 is expected to be repaid from the proceeds of the Offering.

Management fees earned and accrued by the Adviser from January 1, 2014 through March 31, 2014 total $9,786. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

The Company will compensate TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2014 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $36,670 in administration fees for the three months ended March 31, 2014, and $123,996 since inception as of March 31, 2014, and these fees have been reimbursed from the Sponsor pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below.

Triton Pacific Capital Partners, LLC has advanced the Company $444,422, as of March 31, 2014 for registration and organization expenditures and operating expenses. To the extent these costs exceed the amount owed due to the Expense Reimbursement Agreement, the excess will be repaid from the proceeds of the offering, which is included in due to related parties on the statement of financial condition.

Triton Pacific Securities, LLC, the Dealer Manager, has advanced the Company $53,818 as of March 31, 2014 for offering expenditures. An additional $102,157 was owed to Triton Pacific Securities for Dealer Manager Fees as of March 31, 2014. These amounts are expected to be repaid from the proceeds of the Offering.

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

Director fees of $164,250 have been accrued through March 31, 2014. The Board has indicated a willingness to continue accruing these fees during the development stage of the Company.

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

The Company or the Sponsor may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. As of March 31, 2014, $475,509 has been recorded as a receivable pursuant to the Expense Reimbursement Agreement.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	March 31, 2014	December 31, 2013
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	27,587	19,475

	252,587	244,475

Due to Related Parties
Legal	219,191	204,191
Licenses, fees and registration expenses	97,902	95,603
Board expenses	164,250	141,000
Administrative expenses	123,996	87,326
Issuer and underwriting costs	356,558	196,030

	961,897	724,150

	$1,214,484	$968,625

As of March 31, 2014, before the offset, approximately 76% of these liabilities were advanced for Deferred Offering Costs with the balance advanced for covering the operating expenses of the Company.

All costs paid by affiliates of the Company are directly passed through to the Company at the lower of the cost incurred by the affiliates or market value. None of the Company’s affiliates recognize any gain or profits for advancing costs on behalf of the Company.

NOTE 4 – PER SHARE INFORMATION

The following table sets forth the components used in the computation of basic and diluted income per share:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator:
Net income (loss)	$—	$(48,216)

Denominator:
Weighted average common shares outstanding - basic	14,815	7,500
Common shares held in escrow	32,561	—
Weighted average common shares outstanding - diluted	47,376	7,500

Net income (loss) per share - basic	$—	$(6.43)
Net income (loss) per share - diluted	$—	$(6.43)

The current Net Asset Value (NAV), or book value per share based on 14,815 weighted shares outstanding is $13.50 per share as of March 31, 2014.

NOTE 5 – SUBSEQUENT EVENTS

As of April 30, 2014, the Company has sold total of 127,497 shares of its common stock for total proceeds of $1,852,569. This includes $200,003 in contributions from its Adviser. Included in the 127,497 shares outstanding at April 30, 2014 are 33,467 shares which have been sold since March 31, 2014. All shares, except the Adviser’s, are currently held in escrow.

Management has evaluated all known subsequent events through the date the accompanying financial statements were available.

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

          We intend to offer for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. The Company issued 7,500 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $101,250. On July 26, 2013, the Company issued 7,315 shares of its common stock to Triton Pacific Adviser by converting $98,750 of its liability for funds advanced by the Adviser for Deferred Offering Costs.

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

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2014:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$85	100.0%	$85	100.0%
Total	$85	100.0%	$85	100.0%

          As of March 31, 2014, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

Operating results for the three months ended March 31, 2014 and March 31, 2013 are as follows:

Investment Income

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Total investment income (loss)	$—	$—
Total expenses, net	—	48,216
Net investment income (loss)	—	(48,216)
Net realized gains (losses)	—	—
Net unrealized gains (losses)	—	—
Net decrease in net assets resulting from operations	$—	$(48,216)

          For the three months ended March 31, 2014 and March 31, 2013, there was no investment income as no portfolio investments have been made.

Operating Expenses

          Total operating expenses were $84,269 and $51,041 for the three months ended March 31, 2014 and March 31, 2013, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter ended March 31, 2014 were $9,786 and no incentive fee was incurred for the quarter. The base management fees for the quarter ended March, 2013 were $2,825 and no incentive fee was incurred for the quarter. Triton Pacific Adviser has waived its base management fees since inception and through the year ended December 31, 2013, thus removing the expense for the base management fee during this period. Management fees will accrue beginning January 1, 2014 and be subject to the Expense Reimbursement Agreement described below.

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three months ended March 31, 2014 and March 31, 2013, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2014 and March 31, 2013, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended March 31, 2014, we recorded a net income of zero versus a net loss of $48,216 for the three months ended March 31, 2013.

          Based on 14,815 and 47,376 weighted average common shares outstanding for the three months ended March 31, 2014, basic and diluted, respectively, our per share net increase in net assets resulting from operations was zero.

          Based on 7,500 weighted average common shares outstanding for the three months ended March 31, 2013, our per share net decrease in net assets, basic and diluted, resulting from operations was $6.43.

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

          No distributions were declared for the three months ended March 12, 2014 and March 31. 2013.

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

          The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. As a result, the Adviser has, as of March 31, 2014, made expense support payments to the Company totaling $475,509, which is recorded as a receivable from the Sponsor.

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

          As of April 30, 2014, the Company has sold total of 127,497 shares of its common stock for total proceeds of $1,852,569. This includes $200,003 in contributions from its Adviser. The Company sold an additional 33,467 shares since March 31, 2014. All shares, except the Adviser’s, are currently held in escrow.

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

Change In Internal Control Over Financial Reporting

          No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

          The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

          In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 10-K filed with the SEC on March 31, 2014 as well as the post-effective amendment to our registration statement on form N-2 filed with the SEC on November 1, 2013, all of which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

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

Dated: May 15, 2014	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	By	/s/ Michael L. Carroll
Michael L. Carroll
Chief Financial Officer
(Principal Accounting and Financial Officer)