Form 10-Q
period 2014-06-30
Triton Pacific Investment Corporation, Inc.
filed 2014-08-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes ☐ No ☒

          As of June 30, 2014, the Registrant had 173,085.16 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1:	Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF FINANCIAL POSITION

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS

Cash	$2,136,771	$85
Restricted cash (see Note 1)	—	160,000
Prepaid expenses	271	1,445
Reimbursement due from Sponsor	788,598	391,240
Deferred offering costs	—	775,858

	$2,925,640	$1,328,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$225,000	$244,475
Due to related parties	363,990	724,150

	588,990	968,625

COMMON SHARES HELD IN ESCROW (see Note 1)	—	160,000

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 173,085.16 and 14,815 shares issued and outstanding respectively	173	15
Additional paid-in capital	2,336,477	199,988

	2,336,650	200,003

	$2,925,640	$1,328,628

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,		April 29, 2011 (Date of Inception) Through June 30,
	2014	2013	2014	2013	2014

INVESTMENT INCOME	$38	$—	$38	$—	$38

OPERATING EXPENSES
Board fees	23,250	23,250	46,500	48,000	187,500
Administrator expense	29,144	28,504	65,814	28,504	153,140
Professional fees	14,525	20,200	27,375	41,100	123,052
Management fees	13,564	3,217	23,350	6,042	41,576
Organizational expense	—	—	—	—	47,458
Other operating expenses	5,558	3,005	7,271	5,571	27,050

Total operating expenses	86,041	78,176	170,310	129,217	579,776

Waiver of management fees	—	(3,217)	—	(6,042)	(18,226)
Expense reimbursement from sponsor	(86,003)	—	(170,272)	—	(561,512)

Net expenses	38	74,959	38	123,175	38
Net investment income	—	(74,959)	—	(123,175)	—
Net gain (loss) on investments	—	—	—	—	—

NET INCOME(LOSS)	$—	$(74,959)	$—	$(123,175)	$—

PER SHAREINFORMATION
Net income (loss) per share	$—	$(9.99)	$—	$(16.42)	$—

Weighted average common shares outstanding	23,511	7,500	19,187	7,500	7,928

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operations
Net income (loss)	$—	$(123,175)
Net changes in Net Assets resulting from operations	—	(123,175)
Capital share transactions
Issuance of common stock	2,319,719	—
Offering costs	(183,072)
Net changes in Net Assets resulting from capital share transactions	2,136,647	—

Total changes in Net Assets	2,136,647	(123,175)
Net Assets at beginning of period	200,003	21,517
Net Assets at end of period	$2,336,650	$(101,658)

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			April 29, 2011 (Date of Inception) Through June 30, 2014
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$(123,175)	$—
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	—	832	2,495
Change in assets and liabilities
Prepaid expenses	1,174	1,000	(271)
Reimbursement due from sponsor	(170,272)	—	(561,512)
Accounts payable	(19,475)	(5,288)	—
Accrued expenses	188,611	131,301	536,083
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	38	4,670	(23,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash held in escrow	160,000	—	—
Purchase of software	—	—	(2,495)
NET CASH USED IN INVESTING ACTIVITIES	160,000	—	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,159,720	—	2,420,970
Deferred offering costs	(183,072)	(12,856)	(258,499)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,976,648	(12,856)	2,162,471

NET CHANGE IN CASH	2,136,686	(8,186)	2,136,771

CASH - BEGINNING OF PERIOD	85	8,321	—

CASH - END OF PERIOD	$2,136,771	$135	$2,136,771

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$122,661	$154,235	$644,549
Deferred offering costs in accrued expenses	$—	$—	$225,000
Conversion of accounts payable to equity	$—	$—	$98,753

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a newly organized specialty finance company. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15.00 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company was formed to make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. The Company is therefore required to comply with certain regulatory requirements. The Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code.

Triton Pacific Adviser, LLC (the “Adviser” or “Sponsor”) serves as the Investment Adviser and TFA Associates, LLC serves as the Administrator. Each of these entities are affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary Triton Pacific Capital Partners, LLC, a private equity investment fund management company, each focused on debt and equity investments for small to mid-sized private companies.

The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making the investment decisions for the portfolio.

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

Development Stage Company. The Company complies with the reporting requirements of development stage enterprises. The Company has incurred organizational, accounting and offering costs in connection with the Offering. The offering and other organization costs, which are primarily being advanced by the Adviser, are expected to be reimbursed pursuant to the Conditional Expense Reimbursement and Support Agreement (described below) until the Company has raised gross proceeds of $25 million, at which point, the Company will be subject to repayment of these costs. As of June 30, 2014, the Company has met its minimum offering requirement of $2,500,000 and will exit the development stage when the Company commences its planned principal operations.

Cash. The Company maintains cash balances that may exceed federally insured limits.

Management Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash and Common Shares Held in Escrow. Prior to meeting the terms of the escrow agreement, cash from share purchases was restricted and such equity purchased was held outside of permanent equity until the escrow was released on June 25, 2014. During the escrow period and the period before funds are fully invested in portfolio investments, the Company will maintain cash balances that may exceed federally insured limits.

Deferred Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs will be charged to stockholders’ equity upon the release of the escrow or to expense if the Offering is not completed. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2014, $898,519 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2014 and December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

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

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser, Triton Pacific Capital Partners, LLC and Triton Pacific Securities, LLC. As discussed below, the Company has entered into an Expense Reimbursement Agreement. For the period from inception through June 30, 2014, all registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor on the Statement of financial condition. The details of such costs are as follows:

Operating Expenses	$561,512
Offering Costs	898,519
Due to related party offset	(671,433)
Total Reimbursement due from Sponsor	$788,598

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2015 and may continue automatically for successive annual periods, as approved by the Company. The Adviser has advanced the Company $184,063 for registration and organization expenditures and operating expenses as of June 30, 2014 and converted $98,753 of this into capital.

Management fees earned and accrued by the Adviser from January 1, 2014 through June 30, 2014 total $23,350. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

The Company compensates TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2015 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $29,144 in administration fees for the three months ended June 30, 2014, and $153,140 since inception, and these fees have been reimbursed from the Sponsor pursuant to the Expense Reimbursement Agreement discussed below.

Directors receive an annual cash retainer of $20,000, plus $1,000 for every meeting they attend and reimbursement of any reasonable out of pocket expenses incurred in such connection. In addition, the Chairman of the Audit Committee will receive an annual cash retainer of $10,000 and members of the Audit Committee will receive an annual fee of $2,500 for their additional services, as well as $500 per Audit Committee meeting and reimbursement of any reasonable out of pocket expenses incurred. We will not, however, pay any compensation to directors who also serve as executive officers for us or our Adviser. In addition, we will purchase directors’ and officers’ liability insurance on behalf of our directors and officers.

Director fees of $187,500 have been accrued through June 30, 2014. The Board has indicated a willingness to continue accruing these fees during the development stage of the Company.

Expense Reimbursement Agreement

On March 27, 2014, the Company and its Sponsor agreed to an Expense Reimbursement Agreement. Under the Expense Reimbursement Agreement, the Sponsor will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income (referred to as the “Operating Expense Objective”), as determined by the Company and the Sponsor. Additionally, under the agreement, the Sponsor may reimburse any or all of the offering costs. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under GAAP for investment management companies. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Sponsor, or its affiliates, will pay up to 100% of the Company’s operating expenses in order for the Company to achieve the Operating Expense Objective. After the Company has received at least $25 million in net proceeds from its offering, the Sponsor may, with the Company’s consent, continue to make expense support payments to the Company in order for the Company to continue to meet the Operating Expense Objective. Any expense support payments shall be paid by the Sponsor, or its affiliates, to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Sponsor, or its affiliates. Any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

The Company or the Sponsor may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. As of June 30, 2014, $1,460,031 has been recorded as Reimbursement due from Sponsor pursuant to the Expense Reimbursement Agreement. Of this, $671,433, representing an amount due to the Sponsor, was netted against the Reimbursement due from Sponsor.

NOTE 3 – LIABILITIES

Liabilities are broken down as follows:

	June 30, 2014	December 31, 2013
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Professional	—	19,475

	225,000	244,475

Due to Related Parties
Legal	—	204,191
Licenses, fees and registration expenses	—	95,603
Board expenses	187,500	141,000
Administrative expenses	153,140	87,326
Management Fees	23,350	196,030

	363,990	724,150

	$588,990	$968,625

As of June 30, 2014, before the offset, approximately 38% of these liabilities were advanced for Deferred Offering Costs with the balance advanced for covering the operating expenses of the Company.

Dealer Manager Fees of $183,072 and other Deferred Offering Costs of $671,433 were deducted from liabilities upon the closing of escrow on June 25, 2014. The Dealer Manager fees were paid to Triton Pacific Securities, LLC and the other Deferred Offering Costs were netted against Reimbursement due from Sponsor.

All costs paid by affiliates of the Company are directly passed through to the Company at the lower of the cost incurred by the affiliates or market value. None of the Company’s affiliates recognize any gain or profits for advancing costs on behalf of the Company.

NOTE 4 – PER SHARE INFORMATION

The current Net Asset Value (NAV), or book value per share based on 173,085.16 shares outstanding is $13.50 per share as of June 30, 2014.

NOTE 5 – SUBSEQUENT EVENTS

From July 1, 2014 through August 14, 2014, an additional 38,521.15 shares have been sold.

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued.

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

          Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our last post-effective, amended registration statement filed on form N-2 dated August 1, 2014, filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2014.

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

Overview

          We are a newly-formed specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

          Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had in excess of $5 billion in assets under management as of March 31, 2014. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser is subject to the approval of our stockholders and our Board has called a special meeting of our stockholders to consider and approve the appointment of ZAIS as our sub-adviser. Sound Point Capital, LP previously served as the Company’s sub-adviser but the agreement between the Adviser and Sound Point terminated effective May 22, 2014.

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

          As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest in transactions originated by affiliates of our Adviser, including TPCP and certain of its affiliates, unless we obtain an exemptive order from the SEC. We are seeking exemptive orders for investments, though there is no assurance that such exemptions will be granted, and in either instance, conflicts of interests with affiliates of our Adviser might exist. Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including the Company’s, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of the Company, the clients for which participation is appropriate and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

Portfolio and Investment Activity

          We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

          The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2014:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$2,136,771	100.0%	$2,136,771	100.0%
Total	$2,136,771	100.0%	$2,136,771	100.0%

          As of June 30, 2014, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

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

Results of Operations

          Operating results for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Total investment income (loss)	$38	$—	$38	$—
Total expenses, net	38	74,959	38	123,175
Net investment income (loss)	—	(74,959)	—	(123,175)
Net gain (loss) on investments	—	—	—	—
Net decrease in net assets resulting from operations	$—	$(74,959)	$—	$(123,175)

Investment Income

          For the three months ended June 30, 2014 and June 30, 2013, there was $38 and zero in investment income. As no portfolio investments have been made, investment income is derived solely from overnight time deposits earned from the funds in the custody account held at Bank of New York Mellon Bank.

          For the six months ended June 30, 2014 and June 30, 2013, there was $38 and zero in investment income. As no portfolio investments have been made, investment income is derived solely from overnight time deposits earned from the funds in the custody account held at Bank of New York Mellon Bank.

Operating Expenses

          Total operating expenses were $86,041 and $78,176 for the three months ended June 30, 2014 and June 30, 2013, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter ended June 30, 2014 were $13,564 and no incentive fee was incurred for the quarter. The base management fees for the quarter ended June 30, 2013 were $3,217 and no incentive fee was incurred for the quarter.

          Total operating expenses were $170,310 and $123,175 for the six months ended June 30, 2014 and June 30, 2013, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the six months ended June 30, 2014 were $23,350 and no incentive fee was incurred for the quarter. The base management fees for the six months ended June 30, 2013 were $6,042 and no incentive fee was incurred for the quarter.

          Triton Pacific Adviser has waived its base management fees since inception and through the year ended December 31, 2013, thus removing the expense for the base management fee during this period. Management fees will accrue beginning January 1, 2014 and be subject to the Expense Reimbursement Agreement described below

Net Realized Gains/Losses from Investments

          We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

          During the three and six months ended June 30, 2014 and June 30, 2013, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

          Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2014 and June 30, 2013, there were no unrealized gains or losses.

Changes in Net Assets from Operations

          For the three months ended June 30, 2014, we recorded a net income of zero versus a net loss of $79,949 for the three months ended June 30, 2013.

          Based on 23,511 weighted average common shares outstanding for the three months ended June 30, 2014, our per share net increase in net assets resulting from operations was zero.

          Based on 7,500 weighted average common shares outstanding for the three months ended June 30, 2013, our per share net decrease in net assets was $9.99.

          For the six months ended June 30, 2014, we recorded a net income of zero versus a net loss of $123,175 for the six months ended June 30, 2013.

          Based on 19,187 weighted average common shares outstanding for the six months ended June 30, 2014, our per share net increase in net assets resulting from operations was zero.

          Based on 7,500 weighted average common shares outstanding for the six months ended June 30, 2013, our per share net decrease in net assets was $16.42.

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

          The Offering is a continuous offering of our shares. We will file post-effective amendments to the registration statement for the Offering to allow us to continue this offering for at least two years. The dealer manager for the Offering is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. We will not sell any shares unless we raise gross offering proceeds of $2.5 million, which we refer to as the minimum offering requirement. On June 25, 2014 the Company met the minimum offering requirement, subscription funds held by City National Bank were released from escrow to us that same day and investors with subscription funds held in the escrow were admitted as stockholders as of that date.

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

Contractual Obligations

          We have entered into certain contracts under which we have material future commitments. On July 27, 2012, we entered into the investment advisory agreement with Triton Pacific Adviser, LLC in accordance with the 1940 Act. The investment advisory agreement became effective the date that we met the minimum offering requirement. Triton Pacific Adviser will serve as our investment advisor in accordance with the terms of our investment advisory agreement. Payments under our investment advisory agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) a capital gains incentive fee based on our performance.

          On July 27, 2012, we entered into the administration agreement with TFA Associates, LLC pursuant to which TFA Associates furnishes us with administrative services necessary to conduct our day-to-day operations. TFA Associates is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse TFA Associates for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of TFA Associates. At the time of this offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional compliance and administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian. The Company has also entered into an agreement with Gemini Fund Services to act as Transfer Agent.

          Our Adviser has also entered into an investment sub-advisory agreement with our Sub-Adviser. Under the sub-advisory agreement, our Adviser will pay the Sub-Adviser .125% (12.5 basis points) of the average gross assets of our syndicated debt portfolio managed by our Sub-Adviser, which will include any borrowings for investment purposes, and will be appropriately adjusted on a pro rata basis during any partial quarter and for any share issuances or repurchases during the relevant quarter. With respect to any incentive fee, our Adviser will pay our Sub-Adviser one half of the incentive fee paid to the Adviser multiplied by a quotient equal to the incentive fee generated on our syndicated debt portfolio divided by the aggregate incentive fee payable to our Adviser each quarter (pro-rated if less than one quarter). However, in no event shall the incentive fee paid to the Sub-Adviser be greater than 100% of the incentive fee we pay to our Adviser and all fees paid to the Sub-Adviser shall be paid out of the fees we pay to our Adviser and will not increase the total amount of base management fees or incentive fees we are required to pay. The investment sub-advisory agreement with our Sub-Adviser is subject to the approval of our stockholders and our Board has called a special meeting of our stockholders to vote on and approve the proposed investment sub-advisory agreement with our Sub-Adviser.

          If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the investment advisory agreement and administration agreement. Any new investment advisory agreement or investment sub-advisory agreement would also be subject to approval by our stockholders.

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

          No distributions were declared for the three and six months ended June 30, 2014 and June 30, 2013.

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

Expense Reimbursement Agreement

          On March 27, 2014, the Company and its Sponsor agreed to an Expense Reimbursement Agreement. Under the Expense Reimbursement Agreement, the Sponsor will pay up to 100% of the Company’s operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income (referred to as the “Operating Expense Objective”), as determined by the Company and the Sponsor. Additionally, under the agreement, the Sponsor may reimburse any or all of the offering costs. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under GAAP for investment management companies. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Sponsor, or its affiliates, will pay up to 100% of the Company’s operating expenses in order for the Company to achieve the Operating Expense Objective. After the Company has received at least $25 million in net proceeds from its offering, the Sponsor may, with the Company’s consent, continue to make expense support payments to the Company in order for the Company to continue to meet the Operating Expense Objective. Any expense support payments shall be paid by the Sponsor, or its affiliates, to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Sponsor, or its affiliates. Any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

          The Company or the Sponsor may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

          The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011. As of June 30, 2014, $1,460,031 has been recorded as Reimbursement due from Sponsor pursuant to the Expense Reimbursement Agreement. Of this, $671,433, representing an amount due to the Sponsor, was netted against the Reimbursement due from Sponsor.

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

Organization and Offering Expenses

          The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs will be charged to stockholders’ equity upon the release of the escrow or to expense if the Offering is not completed. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2014, $898,519 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor.

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

          As of August 14, 2014, the Company has sold total of 214,939.64 shares of its common stock for total proceeds of $3,128,721.52. This includes $200,003 in contributions from its Adviser. The Company sold an additional 38,521.15 shares since June 30, 2014.

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

Change In Internal Control Over Financial Reporting

          No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

          The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

          In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our 10-K filed with the SEC on March 31, 2014 as well as the post-effective amendment to our registration statement on form N-2 filed with the SEC on August 1, 2014, all of which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: August 14, 2014	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	By	/s/ Michael L. Carroll
Michael L. Carroll
Chief Financial Officer
(Principal Accounting and Financial Officer)