Form 10-Q
period 2014-09-30
Triton Pacific Investment Corporation, Inc.
filed 2014-11-19
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-174873

Triton Pacific Investment Corporation, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

As of September 30, 2014, the Registrant had 214,939.64 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1:  Financial Statements

Triton Pacific Investment Corporation, Inc.

StatementS of Financial Position

	September 30,
	2014	December 31,
	(unaudited)	2013
ASSETS
Cash	$2,702,427	$85
Restricted cash (see Note 2)	36,000	160,000
Prepaid expenses	57,168	1,445
Reimbursement due from Sponsor (see Note 4)	809,218	391,240
Deferred offering costs	—	775,858

TOTAL ASSETS	$3,604,813	$1,328,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$304,099	$244,475
Due to related parties (see Note 4)	398,463	724,150

TOTAL LIABILITIES	702,562	968,625

Commitments and contingencies (see Note 6)

TEMPORARY EQUITY
Common shares held in escrow (see Note 1) 0 and 11,777.78 issued and outstanding respectively	—	160,000
Contingently redeemable common shares (see Note 7) 87,442.42 and 0 shares issued and outstanding respectively	1,181,037	—
	1,181,037	160,000

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 127,497.22 and 14,815 shares issued and outstanding respectively	127	15
Additional paid-in capital	1,721,087	199,988

	1,721,214	200,003

TOTAL LIABILITIES AND NET ASSETS	$3,604,813	$1,328,628

Net Asset Value Per Share	$13.50	$13.50

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		April 29, 2011 (Date of Inception) Through September 30,
	2014	2013	2014	2013	2014
INVESTMENT INCOME	$55	$—	$93	$—	$93
OPERATING EXPENSES
Board fees	20,250	23,250	66,750	71,250	207,750
Administrator expense	37,573	45,901	103,386	74,405	190,713
Professional fees	9,950	9,825	37,325	50,925	133,002
Management fees	15,885	3,648	39,236	9,690	57,461
Organizational expense	—	—	—	—	47,458
Other operating expenses	22,454	2,082	29,725	7,652	49,504
Total operating expenses	106,112	84,706	276,422	213,922	685,888
Waiver of management fees	—	(3,648)	—	(9,690)	(18,226)
Expense reimbursement from sponsor	(106,057)	—	(276,329)	—	(667,569)
Net expenses	55	81,058	93	204,232	93
Net investment income (loss)	—	(81,058)	—	(204,232)	—
Net gain (loss) on investments	—	—	—	—	—
NET INCOME (LOSS)	$—	$(81,058)	$—	$(204,232)	$—
PER SHARE INFORMATION
Net income (loss) per share (as restated)	$—	$(6.33)	$—	$(22.02)	$—
Weighted average common shares outstanding	203,189	12,805	81,195	9,275	29,423

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

StatementS of CHANGES IN NET ASSETS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operations
Net income (loss)	$—	$(204,232)
Net changes in Net Assets resulting from operations	—	(204,232)
Capital share transactions
Issuance of common stock (see Note 3)	2,702,248	98,753
Less contingently redeemable common stock	(1,181,037)
Offering costs	—	—
Net changes in Net Assets resulting from capital share transactions	1,521,211	98,753

Total changes in Net Assets	1,521,211	(105,479)
Net Assets at beginning of period	200,003	21,517
Net Assets at end of period	$1,721,214	$(83,962)
Accumulated undistributed net investment income	$—	$—

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

Statements of CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		April 29, 2011 (Date of Inception) Through September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$—	$(204,232)	$—
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation and amortization	—	1,248	2,495
Change in assets and liabilities
Prepaid expenses	(55,723)	(824)	(57,168)
Reimbursement due from sponsor	(276,329)	—	(809,218)
Accounts payable	59,624	2,812	79,099
Accrued expenses	308,522	205,666	623,464
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,094	4,670	(161,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in restricted cash held in escrow	124,000	—	(36,000)
Purchase of software	—	—	(2,495)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	124,000	—	(38,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock (see Note 3)	1,361,211	—	1,721,213
Issuance of temporary common stock	1,181,037		1,181,037
Offering costs	—	(12,906)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,542,248	(12,906)	2,902,250

NET CHANGE IN CASH	2,702,342	(8,236)	2,702,427

CASH - BEGINNING OF PERIOD	$85	$8,321	$—

CASH - END OF PERIOD	$2,702,427	$85	$2,702,427

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$193,721	$232,843	$715,609
Deferred offering costs in accrued expenses	$—	$—	$225,000
Conversion of accounts payable to equity	$—	$98,753	$98,753

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company. The Company complies with the reporting requirements of development stage enterprises. The Company has incurred organizational, accounting and offering costs in connection with the Offering. The offering and other organization costs, which are primarily being advanced by the Adviser, are expected to be reimbursed pursuant to the Conditional Expense Reimbursement and Support Agreement (described below) until the Company has raised gross proceeds of $25 million, at which point, the Company will be subject to repayment of these costs. As of September 30, 2014, the Company has met its minimum offering requirement of $2,500,000. It will exit the development stage when the Company commences its planned principal operations.

Cash. The Company maintains cash balances that may exceed federally insured limits.

Management Estimates and Assumptions. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash and Common Shares Held in Escrow. Prior to meeting the terms of the escrow agreement, cash from share purchases was restricted and such equity purchased was held outside of permanent equity until the escrow was released effective June 25, 2014. As of September 30, 2014, there were $36,000 in subscriptions that were returned during the first week of October. During the escrow period and the period before funds are fully invested in portfolio investments, the Company will maintain cash balances that may exceed federally insured limits.

Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs will be charged to stockholders’ equity or to expense if the Offering is not completed. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of September 30, 2014, $969,579 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2014 and December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

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

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Shares	Amount
Gross proceeds from Offering	200,124.64	$2,928,720
Commissions and Dealer Manager Fees	—	(226,472)
Net Proceeds to Company from Share Transactions	200,124.64	$2,702,248

Status of Continuous Public Offering

Since commencing its continuous public offering and through November 19, 2014, the Company has sold 214,939.64 shares of common stock for gross proceeds of approximately $3,128,722. As of November 19, 2014, the Company had raised total gross proceeds of approximately $200,003 in contributions from its Adviser.

During the nine months ended September 30, 2014, the Company sold 200,124.64 shares of common stock for gross proceeds of approximately $2,928,720 at an average price per share of $14.63. This includes 11,777.78 shares held in escrow at December 31, 2013 representing gross proceeds of $160,000. During the period from October 1, 2014 to November 19, 2014, the Company sold no shares of common stock.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statement of changes in net assets and unaudited consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $226,472 for the nine months ended September 30, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Triton Pacific Adviser, LLC and TFA Associates, LLC and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser, Triton Pacific Capital Partners, LLC and Triton Pacific Securities, LLC. As discussed below, the Company has entered into an Expense Reimbursement Agreement. For the period from inception through September 30, 2014, all registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor on the Statement of financial condition. The details of such costs are as follows:

Operating Expenses	$667,569
Offering Costs	969,579
Due to related party offset	(827,930)
Total Reimbursement due from Sponsor	$809,218

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2015 and may continue automatically for successive annual periods, as approved by the Company. Management fees earned and accrued by the Adviser for the three and nine months ended September 30, 2014 totaled $15,886 and $39,236, respectively. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

The Adviser has advanced the Company $204,265 for registration and organization expenditures and operating expenses as of September 30, 2014.

The Company compensates TFA Associates, LLC for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2015 and may continue automatically for successive annual periods, as approved by the Company. The Company has incurred $37,573 and $103,386 in administration fees for the three and nine months, respectively, ended September 30, 2014, and $190,713 since inception, and these fees have been reimbursed from the Sponsor pursuant to the Expense Reimbursement Agreement discussed below.

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

Director fees of $207,750 have been accrued through September 30, 2014. The Board has indicated a willingness to continue accruing these fees during the development stage of the Company.

Expense Reimbursement Agreement

On March 27, 2014, the Company and its Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective November 17, 2014. Under the Expense Reimbursement Agreement, as amended, the Adviser, in consultation with the Company, will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses, all as determined by the Company and the Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under GAAP for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of the Company and expenses incurred in connection with its offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Adviser will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses. After the Company receives at least $25 million in net proceeds from its offering, the Adviser may, with the Company’s consent, continue to make expense support payments to the Company in such amounts as are acceptable to the Company and the Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

Under the Expense Reimbursement Agreement as amended, once the Company has received at least $25 million in net proceeds from its offering, during any quarter occurring within three years of the date on which the Adviser funded any expense support payments, the Company is required to reimburse the Adviser for any expense support payments the Company received from them. However, with respect to any expense support payments attributable to the Company’s operating expenses, (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year); and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

In addition, with respect to any expense support payment attributable to the Company’s organizational and offering expenses, the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement for organizational and offering expenses paid during such fiscal year) is limited to 15% of cumulative gross sales proceeds from the Company’s offering including the sales load (or dealer manager fee) paid by the Company.

Under the Expense Reimbursement Agreement, any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice, however, the Adviser has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of September 30, 2014, $1,637,148 has been recorded as Reimbursement due from Sponsor pursuant to the Expense Reimbursement Agreement. Of this, $827,930, representing an amount due to the Sponsor, was netted against the Reimbursement due from Sponsor.

NOTE 5 – LIABILITIES

Liabilities are broken down as follows:

	September 30, 2014	December 31, 2013
Accounts payable and accrued liabilities
Legal	$225,000	$225,000
Other	79,099	19,475

	304,099	244,475

Due to Related Parties
Legal	—	204,191
Licenses, fees and registration expenses	—	95,603
Board expenses	207,750	141,000
Administrative expenses	190,713	87,326
Issuer and underwriting costs	—	196,030

	398,463	724,150

	$702,562	$968,625

All costs paid by affiliates of the Company are directly passed through to the Company at the lower of the cost incurred by the affiliates or market value. None of the Company’s affiliates recognize any gain or profits for advancing costs on behalf of the Company.

NOTE 6 – COMMITMENTS TO PURCHASE

As of September 30, 2014, the Company has made commitments to its Subadviser for the purchase of the following senior secured, first lien loans:

Portfolio Company	Industry	Rate	Maturity	Principal Amount
Senior Secured Loans—First Lien
Mannington Mills, Inc.	Construction Special Trade Contractors	L+3.75% (4.75%)	10/1/2021	$250,000
Jeld-Wen, Inc.	Wholesale Trade-Durable Goods	L+4.25% (5.25%)	10/15/2021	125,000
Mister Car Wash, Inc.	Automotive Repair, Services, and Parking	L+4.00% (5.00%)	9/24/2021	125,000
Ranpak Corp.	Paper and Allied Products	L+3.75% (4.75%)	10/1/2021	125,000
Verdesian Life Sciences LLC	Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	7/1/2020	250,000
Total Senior Secured Loans—First Lien				$875,000

All of these commitments were funded by November 19, 2014, the date these financial statements were made available.

NOTE 7 – CONTINGENCIES

Pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), the Company is required to annually update the prospectus used in the Offering so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, the Company is required to file a post-effective amendment to its registration statement containing an updated prospectus prior to April 30th of each year. If the Securities and Exchange Commission (“SEC”) has not declared such post-effective amendment effective by April 30th of each year, the Company is required to halt its public offering until such time as the SEC declares the post-effective amendment effective. The Company failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell its shares in the Offering during the period from May 1, 2014 to August 14, 2014, the date the Company suspended the Offering.

As a result of the Company’s failure to timely update its registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in the Offering during such period may trigger a right of rescission under the Securities Act for investors that purchased shares of common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of common stock and require the Company to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. As of September 30, 2014, the total amount of equity subscribed during the period from May 1, 2014 to August 14, 2014 amounted to $1,276,152. To better ensure that the Company’s stockholders are not harmed by any claims for rescission, the Company has entered into an indemnification agreement with the Adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if the Company is unable to do so and to indemnify the Company for certain losses arising from rescission claims. The amount recorded as contingent is net of the amount indemnified by the Adviser.

NOTE 8 – PER SHARE INFORMATION

The current Net Asset Value (NAV), or book value per share based on 214,939.64 shares outstanding is $13.50 per share as of September 30, 2014. The calculations of NAV and weighted average common shares outstanding include all contingently redeemable common shares.

NOTE 9 – SUBSEQUENT EVENTS

From October 1, 2014 through November 19, 2014, no additional shares have been sold.

In connection with the preparation of the Company’s unaudited financial statements for the three months ended September 30, 2014, the Company determined that its conversion of a payable due to the Adviser on July 26, 2013 may have been prohibited by the terms of the Investment Company Act of 1940. As a result, on November 18, 2014, the Adviser contributed $98,753 in cash for prior receipt of these shares.

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 14, 2014.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last post-effective, amended registration statement filed on form N-2 dated August 1, 2014, filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2014.

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had in excess of $5 billion in assets under management as of March 31, 2014. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders on September 16, 2014. Sound Point Capital, LP previously served as the Company’s sub-adviser but the agreement between the Adviser and Sound Point terminated effective May 22, 2014.

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

Portfolio and Investment Activity

We commenced operations on September 4, 2012. As a newly-organized investment company, we have not yet made any portfolio investments.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2014:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Cash and Cash Equivalents	$2,738,427	100.0%	$2,738,427	100.0%
Total	$2,738,427	100.0%	$2,738,427	100.0%

As of September 30, 2014, as no investments have been made, there is no data on portfolio weighted average yield or interest rates.

Commitments

As of September 30, 2014, the Company has made the following portfolio purchase commitments through its Subadviser:

Portfolio Company	Industry	Rate	Maturity	Principal Amount
Senior Secured Loans—First Lien
Mannington Mills, Inc.	Construction Special Trade Contractors	L+3.75% (4.75%)	10/1/2021	$250,000
Jeld-Wen, Inc.	Wholesale Trade-Durable Goods	L+4.25% (5.25%)	10/15/2021	125,000
Mister Car Wash, Inc.	Automotive Repair, Services, and Parking	L+4.00% (5.00%)	9/24/2021	125,000
Ranpak Corp.	Paper and Allied Products	L+3.75% (4.75%)	10/1/2021	125,000
Verdesian Life Sciences LLC	Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	7/1/2020	250,000
Total Senior Secured Loans—First Lien				$875,000

All of these commitments were funded by November 19, 2014, the date these financial statements were made available.

Triton Pacific Adviser plans to regularly assess the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as Triton Pacific Adviser investment credit rating:

Credit Rating	Definition
1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans are rated ’2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected. Companies rated ’3’ may be out of compliance with financial covenants; however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination. Some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Some loss of principal is expected.

Results of Operations

Operating results for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Total investment income (loss)	$55	$—	$93	$—
Total expenses, net	55	81,058	93	204,232
Net investment income (loss)	—	(81,058)	—	(204,232)
Net gain (loss) on investments	—	—	—	—
Net decrease in net assets resulting from operations	$—	$(81,058)	$—	$(204,232)

Investment Income

For the three months ended September 30, 2014 and September 30, 2013, there was $55 and zero in investment income. As no portfolio investments have been made, investment income is derived solely from overnight time deposits earned from the funds in the custody account held at Bank of New York Mellon Bank.

For the nine months ended September 30, 2014 and September 30, 2013, there was $93 and zero in investment income. As no portfolio investments have been made, investment income is derived solely from overnight time deposits earned from the funds in the custody account held at Bank of New York Mellon Bank.

Operating Expenses

Total operating expenses were $106,112 and $84,706 for the three months ended September 30, 2014 and September 30, 2013, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter ended September 30, 2014 were $15,886 and no incentive fee was incurred for the quarter. The base management fees for the quarter ended September 30, 2013 were $3,648 and no incentive fee was incurred for the quarter.

Total operating expenses were $276,422 and $213,922 for the nine months ended September 30, 2014 and September 30, 2013, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the nine months ended September 30, 2014 were $39,236 and no incentive fee was incurred for the quarter. The base management fees for the nine months ended September 30, 2013 were $9,690 and no incentive fee was incurred for the nine month period.

Triton Pacific Adviser has waived its base management fees since inception and through the year ended December 31, 2013, thus removing the expense for the base management fee during this period. Management fees will accrue beginning January 1, 2014 and be subject to the Expense Reimbursement Agreement described below:

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2014 and September 30, 2013, there were no realized gains or losses.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2014 and September 30, 2013, there were no unrealized gains or losses.

Changes in Net Assets from Operations

For the three months ended September 30, 2014, we recorded a net income of zero versus a net loss of $81,058 for the three months ended September 30, 2013.

Based on 203,189 weighted average common shares outstanding for the three months ended September 30, 2014, our per share net increase in net assets resulting from operations was zero.

Based on 12,805 weighted average common shares outstanding for the three months ended September 30, 2013, our per share net decrease in net assets was $6.33.

For the nine months ended September 30, 2014, we recorded a net income of zero versus a net loss of $204,232 for the nine months ended September 30, 2013.

Based on 81,195 weighted average common shares outstanding for the nine months ended September 30, 2014, our per share net increase in net assets resulting from operations was zero.

Based on 9,275 weighted average common shares outstanding for the nine months ended September 30, 2013, our per share net decrease in net assets was $22.02.

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

The Offering is a continuous offering of our shares. We will file post-effective amendments to the registration statement for the Offering to allow us to continue this offering for three years. The dealer manager for the Offering is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. We will not sell any shares unless we raise gross offering proceeds of $2.5 million, which we refer to as the minimum offering requirement. On June 25, 2014 the Company met the minimum offering requirement. Investors with subscription funds held in the escrow were admitted as stockholders as of that date.

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

Our Adviser has also entered into an investment sub-advisory agreement with our Sub-Adviser. Under the sub-advisory agreement, our Adviser will pay the Sub-Adviser .125% (12.5 basis points) of the average gross assets of our syndicated debt portfolio managed by our Sub-Adviser, which will include any borrowings for investment purposes, and will be appropriately adjusted on a pro rata basis during any partial quarter and for any share issuances or repurchases during the relevant quarter. With respect to any incentive fee, our Adviser will pay our Sub-Adviser one half of the incentive fee paid to the Adviser multiplied by a quotient equal to the incentive fee generated on our syndicated debt portfolio divided by the aggregate incentive fee payable to our Adviser each quarter (pro-rated if less than one quarter). However, in no event shall the incentive fee paid to the Sub-Adviser be greater than 100% of the incentive fee we pay to our Adviser and all fees paid to the Sub-Adviser shall be paid out of the fees we pay to our Adviser and will not increase the total amount of base management fees or incentive fees we are required to pay. Effective September 16, 2014, our shareholders approved the investment sub-advisory agreement with our Sub-Adviser and the appointment of ZAIS as our Sub-Adviser.

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

No distributions were declared for the three and nine months ended September 30, 2014 and September 30, 2013.

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

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s organizational and offering and operating expenses in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser. (See “Expense Reimbursement Agreement”, below)

Management Fees

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

Expense Reimbursement Agreement

On March 27, 2014, the Company and its Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective November 17, 2014. Under the Expense Reimbursement Agreement, as amended, the Adviser, in consultation with the Company, will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses, all as determined by the Company and the Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under generally accepted accounting principles for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of the Company and expenses incurred in connection with its offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Adviser will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses. After the Company receives at least $25 million in net proceeds from its offering, the Adviser may, with the Company’s consent, continue to make expense support payments to the Company in such amounts as are acceptable to the Company and the Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

Under the Expense Reimbursement Agreement as amended, once the Company has received at least $25 million in net proceeds from its offering, during any quarter occurring within three years of the date on which the Adviser funded any expense support payments, the Company is required to reimburse the Adviser for any expense support payments the Company received from them. However, with respect to any expense support payments attributable to the Company’s operating expenses, (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year); and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

In addition, with respect to any expense support payment attributable to the Company’s organizational and offering expenses, the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement for organizational and offering expenses paid during such fiscal year) is limited to 15% of cumulative gross sales proceeds from the Company’s offering including the sales load (or dealer manager fee) paid by the Company.

Under the Expense Reimbursement Agreement, any unreimbursed expense support payments may be reimbursed by the Company within a period not to exceed three years from the date each respective expense support payment is made.

The Company or the Adviser may terminate the expense reimbursement agreement at any time upon thirty days’ written notice, however the Adviser has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The expense reimbursement agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of September 30, 2014, $1,637,148 has been recorded as Reimbursement due from Sponsor pursuant to the Expense Reimbursement Agreement. Of this, $827,930, representing an amount due to the Sponsor, was netted against the Reimbursement due from Sponsor.

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

Organization and Offering Expenses

The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs will be charged to stockholders’ equity upon the release of the escrow or to expense if the Offering is not completed. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of September 30, 2014, $969,579 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor.

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

As of November 4, 2014, the Company has sold a total of 214,939.64 shares of its common stock for total proceeds of $3,128,721.52. This includes $200,002.50 in contributions from its Adviser. The Company did not sell any additional shares since September 30, 2014.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1:  Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:  Risk Factors.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

Pursuant to Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), we are required to annually update the prospectus used in our offering so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the Securities and Exchange Commission (“SEC”) has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares in our public offering during the period from May 1, 2014 to August 14, 2014, the date we suspended our public offering. During the period from May 1, 2014 to the suspension of our public offering on August 14, 2014, we sold 87,442.42 shares of our common stock, the vast majority of which at the public offering price of $15.00 share and the remainder to certain categories of purchasers qualifying for discounts. On August 1, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement has not yet been declared effective.

As a result of our failure to timely update our registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in our continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. An investor who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we elect to conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities. However, to better ensure that our stockholders are not harmed by any claims for rescission, we have entered into an indemnification agreement with our investment adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if we are unable to do so and to indemnify us for certain losses arising from rescission claims.

In addition to other information set forth in this report, you should carefully consider the risk factor set forth above as well as the “Risk Factors” discussed in our 10-K filed with the SEC on March 31, 2014 as well as the post-effective amendment to our registration statement on form N-2 filed with the SEC on August 1, 2014, all of which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:  Defaults Upon Senior Securities.

None.

Item 4:  Mine Safety Disclosures.

None.

Item 5:  Other Information.

Effective November 17, 2014, the Company amended and restated its Expense Support and Conditional Reimbursement Agreement with its investment adviser. A complete description of the Expense Reimbursement Agreement, as amended, is contained in Part I, Item 2 of this quarterly report under the heading “Expense Reimbursement Agreement” and a copy of the agreement is included as an exhibit to this report.

Effective November 17, 2014, the Company and its investment adviser entered into an indemnification agreement with its investment adviser pursuant to which the investment adviser agreed to provide funds necessary for stockholder claims for rescission if the Company is unable to do so and to indemnify us for certain losses arising from rescission claims. A more complete description of the potential stockholder rescission claims is contained in Part II, Item 1A of this quarterly report and a copy of the agreement is included as an exhibit to this report.

Item 6:  Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Amended and Restated Expense Support and Conditional Reimbursement Agreement dated November 17, 2014 between Triton Pacific Investment Corporation, Inc. and Triton Pacific Adviser, LLC.
10.2	Form of Indemnification Agreement between Triton Pacific Investment Corporation, Inc. and Triton Pacific Adviser, LLC.
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2014	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2014	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)

