Form 10-K
period 2014-12-31
Triton Pacific Investment Corporation, Inc.
filed 2015-03-31
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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

          As of March 31, 2015, there were 243,632.69 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

General

          We are a specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

          We are currently offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”).  On September 4, 2012 our registration statement was declared effective by the SEC and on November 21, 2014, our most recent post-effective amendment to our registration statement was declared effective by the SEC.   Our Adviser has contributed an aggregate of $200,002.50 to us to purchase 14,815 shares of common stock at $13.50 per share, which is the initial public offering price of $15.00 per share, excluding the sales load.  Because no sales load will be paid with respect to the Adviser’s investment in us, the net offering proceeds per share received by us from the Adviser will be equal to the net offering proceeds per share that we will receive from our offering.

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

          Depending on the amount of capital we raise in the Offering and subject to subsequent changes in our capital base, we expect that our investments will generally range between $250,000 and $25 million per portfolio company, although this range may change in the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through our Sub-Adviser.

          Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser.  ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.1 billion in assets under management as of December 31, 2014.  ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.  The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.

          We will generally source our private equity investments through third party intermediaries and our syndicated debt investments primarily through our Sub-Adviser. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunity of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the opportunity.  We will endeavor to identify the best exit strategy for each private equity investment, including methodology (for example, a sale, company redemption or public offering) and an appropriate time horizon.  We will then attempt to build each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions.  We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to wait out unfavorable market conditions.

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

          As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and with approval from our independent directors. We are seeking exemptive orders for investments, though there is no assurance that such exemptions will be granted, and in either instance, conflicts of interests with affiliates of our Adviser might exist. Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including the Company’s, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of the Company, the clients for which participation is appropriate and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

Status of Our Continuous Public Offering

          Since commencing our continuous public offering and through March 31, 2015, we have sold 243,632.69 shares of our common stock for gross proceeds of approximately $3,556,210, including $200,003 of seed capital contributed by our Advisor.

About our Adviser

          Our Adviser is registered as an investment adviser under the Adviser Act.  Our Adviser and Triton Pacific Group, Inc. are under the common control of Craig Faggen, who is also our Chairman and Chief Executive Officer. Triton Pacific Group, Inc. is an investment management firm that focuses primarily on private equity investments through its subsidiary, Triton Pacific Capital Partners and affiliated investment funds. Since 2001, TPCP has focused on debt and equity investments in small to mid-sized private companies generally with revenues of less than $250 million. Since its inception, affiliates of TPCP have invested in the aggregate more than $130 million in private companies with an estimated aggregate enterprise value at the time of investment of more than $500 million.

          Craig J. Faggen, Ivan Faggen, Joseph Davis, Thomas Scott, Sean D. Gjos and Jeffrey Yang will initially make up the investment committee of our Adviser. Together, they have over 125 years of collective investment, operational and advisory experience, primarily working with small to mid-sized companies. Members of this team have been working together sourcing, structuring, investing and managing investments in small to middle market companies for no less than five years.

          Our board of directors includes a majority of independent directors and will oversee and monitor the activities of our Adviser and our Sub-Adviser, as well as our investment portfolio and performance and will annually review the compensation paid to our Adviser and Sub-Adviser. See “Investment Adviser Agreement”, below. In addition to managing our portfolio, our Adviser will provide on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance.  We have the right to terminate the investment adviser agreement upon 60 days’ written notice to the Adviser and our Adviser has the right to terminate the investment adviser agreement upon 120 days’ written notice to us.  Both our Adviser and Sub-Adviser have the right to terminate the sub-advisory agreement without penalty upon 60 days’ written notice to the other party.

About our Sub-adviser

          Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser.  ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.1 billion in assets under management as of December 31, 2014.  ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.  The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.  Vincent Ingato will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser.  Mr. Ingato has more than 20 years of investment experience, primarily investing in debt and other credit oriented securities.

Our Market Opportunity

          Our target market for private equity investments, domestic companies with revenues from $10 to $250 million and EBITDA between $250,000 and $25 million, represents a large majority of the private businesses in the United States, accounting for 31% of US gross domestic product and 20% of the US work force (representing 23 million working Americans).δ* In particular, we believe that this market offers significant investment opportunities due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7, 2010 Private Company Trendsetter Barometer, 38% of business owners plan to monetize their businesses within the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by a desire to retire.

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

δ* Source: Census Bureau 2007

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

Debt Investment. We will seek to invest in senior secured loans, second lien secured loans, and, to a lesser extent, subordinated loans and corporate bonds of established companies.  Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower.  Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants.  .

Well Established Firm and Experienced Investment Committee. Our Adviser’s management team is primarily from TPCP, which was founded in 2001 to provide access to capital and management/operational expertise to the underserved lower middle market. TPCP has since expanded to include multiple affiliates and the management of numerous investment funds that specialize in providing specialty investment opportunities in the lower middle market for institutional and individual investors and a broad array of capital resources to mature lower middle market companies. Triton Pacific Capital Partners, LLC has to date invested in 18 companies with an estimated aggregate enterprise value at the time of acquisition of approximately $500 million.*  We believe that the investment committee of our Adviser has developed a network of relationships with, and a specialty in dealing with, the lower middle market, as well as a reputation for its expertise, fair dealing, flexibility and ability to handle transactions beyond the reach of others in this market space.

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

For debt investments, our Adviser has engaged ZAIS to serve as our sub-adviser.  ZAIS has access to the syndicated loan market, a primary source of debt investment opportunities for us, as well as syndicate and club deals.  ZAIS also has strong relationships with investment banks, finance companies, and other investment funds that are active in the leveraged finance marketplace.

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

*Data regarding TPCP’s investments excludes two early stage venture capital investments made it which are not consistent with our investment objectives.

Investment Objectives and Policies

          Our investment objective is to generate both current income and long term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We are be managed by our Adviser.  Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We have entered into an administration agreement with our Administrator.  Pursuant to the administration agreement, the Administrator furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services.  Our Administrator performs, assists us in performing or oversees the performance of our required administrative services, which include, among other things, maintaining required financial records; preparing, printing and disseminating reports to our stockholders; assist us in publishing our net asset value per share; oversee the preparation and filing of our tax returns; and, generally, oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. We have also contracted with Gemini Fund Services, LLC (“Gemini”) to act as our transfer agent, plan administrator, distribution paying agent and registrar. Our Administrator has also contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

          We anticipate making private equity investments from the proceeds of our offering predominately in lower middle market companies.  We expect that each investment will range between $250,000 and $25 million, although this investment size will vary with the size of our capital base.  We define lower middle market companies as those with annual revenues of between $10 million and $250 million, and EBITDA approximately between $1 million and $25 million.  We anticipate that our investments will take the form of newly-originated loans and equity investments as well as investments in secondary market transactions, including equity purchased from current owners and loans acquired from banks, other specialty finance companies, private equity sponsors, loan syndications and other investors.

          Our Adviser has engaged ZAIS Group, LLC. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser.  We anticipate our debt investments will primarily consist of investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans and corporate bonds of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The majority of our debt investments are expected to be made in small and middle-market companies, which we define as companies with annual revenue of $10 million to $2.5 billion at the time of investment. In many environments, we believe such a focus offers an opportunity for superior risk adjusted returns.

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

Each investment will be premised on a specific strategic opportunity.

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

Regulation

          We have elected to be regulated as a BDC under the Company Act. The Company Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The Company Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Company Act. In addition, the Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

          As a business development company, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors.   Although we have applied for an exemptive order from the SEC, there can be no assurance that an order providing exemptive relief will be granted. While we have not yet determined whether or not we will, in fact, participate in investments with other affiliates of our Adviser, such co-investment opportunities might give rise to actual or perceived conflicts of interest among us and other participating accounts.  To mitigate these conflicts we and the Adviser have developed policies and procedures which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the appropriateness of an investment for each party concerned, the relative amounts of capital available from each such party for new investments, the then current investment programs and objectives and portfolio positions of each party and any other factors deemed appropriate, and (ii) obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms.

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

11

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

Tax Status

          We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gain that we distribute to our stockholders from our tax earnings and profits. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to  U.S. federal excise, state, local and foreign taxes. To obtain and maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. See “Material U.S. Federal Income Tax Considerations.”

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

Risks Relating to Our Business and Structure

We are a new company and have limited operating history.

We only recently commenced our investment activities.  We do not expect to fully implement our business plan until we have raised assets in an amount that our Adviser determines is sufficient to fund the initial investments of our investment program, which amount has not yet been determined and will depend on the portfolio company opportunities available to us and economic conditions and similar factors prevailing at the time. We have only a limited operating history on which you might otherwise rely to evaluate our business and prospects. Prior to the first closing of our offering, we had not operated as a BDC or qualified to be treated as a RIC and our Adviser had not have previously managed us or any other BDC or RIC.  Consequently, we have only limited operating results as a BDC or RIC that can demonstrate to you the likely effect of the related regulatory frameworks on our business or our ability to operate our business under those frameworks. We will be subject to all of the business risks and uncertainties associated with any new business, particularly of this type, including the risk that we will not achieve our investment objectives, that we will not qualify or maintain our qualification as a BDC or RIC, and that the value of our common stock could decline substantially.

We have not generated significant income from our investments since our inception.

We have only generated minimal income from our investments and are profitable at this time only as a result of our Adviser’s willingness to reimburse a portion of our expenses pursuant to the Expense Reimbursement Agreement  . To date, we have only invested in a limited number of portfolio companies and have incurred costs incurred in the development and formation of our business.  We do not know whether or when we will generate income from our investments and become profitable. To date, we have not invested in any portfolio companies and have incurred costs incurred in the development and formation of our business.  We anticipate that we will continue to incur costs in excess of our income until and unless our investments in portfolio companies are successful.  If these investments are not successful, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, diversify our investments or continue our operations.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For a significant time after the commencement of our offering, a substantial portion of our distributions will result from expense reimbursements from our Adviser, which are subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses, to avoid such distributions being characterized as returns of capital for tax purposes and to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds. One effect of reducing our operating expenses is to potentially avoid a distribution being characterized as a return of capital for tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for GAAP purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense reimbursements. Shareholders should also understand that our future repayments will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

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

We are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules and regulations, we may be adversely affected.

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

Risks Relating to the Ongoing Offering and Our Common Stock

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

Pursuant to Section 10(a)(3) of the Securities Act, we are required to annually update our prospectus so that the financial statements and other information contained or incorporated by reference in the prospectus is not more than sixteen months old. In order to comply with Section 10(a)(3) of the Securities Act, we are required to file a post-effective amendment to our registration statement containing an updated prospectus prior to April 30th of each year. If the SEC has not declared such post-effective amendment effective by April 30th of each year, we are required to halt our public offering until such time as the SEC declares the post-effective amendment effective. We failed to file the post-effective amendment required to be filed by April 30, 2014 and continued to offer and sell our shares in our public offering during the period from May 1, 2014 to August 14, 2014, the date we suspended our public offering. During the period from May 1, 2014 to the suspension of our public offering on August 14, 2014, we sold 87,442.42 shares of our common stock, the vast majority of which at the public offering price of $15.00 share and the remainder to certain categories of purchasers qualifying for discounts (as provided for in the “Plan of Distribution” section of this prospectus).  On November 20, 2014, we filed a post-effective amendment to our registration statement updating our prospectus pursuant to Section 10(a)(3) of the Securities Act, which registration statement was declared effective on November 21, 2014.

As a result of our failure to timely update our registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in our continuous public offering may have failed to comply fully with Section 5 of the Securities Act, which may trigger a right of rescission under the Securities Act for investors that purchased shares of our common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of our common stock and require us to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. An investor who acquired shares of our common stock during such period who no longer owns the shares they acquired may have the right to collect damages from us in lieu of the rescission rights described above.  If stockholders were successful in seeking rescission and/or damages, we would face financial demands that could adversely affect our business and operations. Additionally, we may become subject to penalties imposed by the SEC and state securities agencies.  If stockholders seek rescission and/or damages or we elect to conduct a rescission offer, we may or may not have the resources to fund the repurchase of the securities.  We have entered into an indemnification agreement with the Adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if we are unable to do so and to indemnify us for certain losses arising from rescission claims.

Delays in the application of offering proceeds to our investment program may adversely affect our results.

To the extent that there are significant delays in the application of the initial or subsequent proceeds of our offering to our investment program, from time to time, due to market conditions, the relative lack of suitable investment candidates or the time needed for transaction due diligence and execution, it will be more difficult to achieve our investment objectives and our returns may be adversely affected.

As soon as practicable, we intend to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent are able to sell your shares under the program you may not be able to recover the amount of your investment in our shares.

As soon as practicable, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of the offering price on the date of repurchase. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in the timeframe contemplated by our prospectus.

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

In addition, even if we are able to raise significant proceeds in our offering, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with our Adviser in transactions originated by our Adviser unless we first obtain an exemptive order from the SEC and receive approval from our independent directors. We have applied for an exemptive order, and the SEC has granted exemptive relief for co-investments to other BDCs in the past. However, there can be no assurance that we will obtain such relief.

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

Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. After your purchase in our offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to employees of our Adviser or Administrator. To the extent we issue additional equity interests after your purchase in our offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

Continuous Public Offering of Common Stock

We are currently selling our shares of common stock on a continuous basis. On June 14, 2011, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and our company commenced its Offering. Our most recent post-effective amendment to our Registration was filed with the SEC on November 20, 2014 and declared effective by the SEC on November 21, 2014.

We will sell our shares on a continuous basis at a price of $15.00 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

As of December 31, 2014, 229,474.24 shares were outstanding, 14,815 of which are held by our Adviser, Triton Pacific Adviser.  Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	214,659.24	$3,144,219	7,315.00	$98,753	7,500.00	$101,250
Commissions and Dealer Manager Fees	—	(246,272)	—	—	—	—
Net Proceeds to Company from Share Transactions	214,659.24	$2,897,947	7,315.00	$98,753	7,500.00	$101,250

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 31, 2015:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock	75,000,000	—

As of March 31, 2015, we had 87 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2014.

Distributions

On January 15, 2015, our Board declared a quarterly cash dividend of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015.

Commencing in the second quarter of 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders.

Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

From time to time and not less than monthly, our Adviser will be required to review our accounts to determine whether distributions are appropriate. We shall distribute pro rata to our stockholders funds received by us which our Adviser deems unnecessary for us to retain.

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98% of our capital gain in excess of capital loss for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal excise tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Company Act or if distributions are limited by the terms of any of our borrowings.

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

The company’s net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $16,211, $0 and $0, respectively.  As of December 31, 2014, 2013 and 2012, the Company had $18,086, $0 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
GAAP basis net investment income	$16,211	$79,733	$(79,733)
Timing difference	—	(79,733)	79,733
Tax-basis net investment income	$16,211	$0	$0

The difference between the Company’s 2013 and 2012 GAAP-basis net investment income and its tax-basis net investment income is due to book versus tax timing differences in 2013 and 2012.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2014, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013	2012
Distributable ordinary income (income and short-term capital gains)	$18,086	$—	$—
Distributable realized gains (long-term capital gains)	—	—	—
Net unrealized appreciation (depreciation) on investments	(788)	—	—
	$17,298	$—	$—

There is no material difference between the aggregate books cost and tax costs of the Company’s investments for federal income tax purposes.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2014 and 2013, and for the period from April 29, 2011, (Inception) to December 31, 2012 is derived from our financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

			Period from
			April 29, 2011
	Year Ended December 31,		(Inception) to
	2014	2013	December 31, 2012(1)
Statements of operations data:
Total investment income	$16,319	$—	$—
Operating expenses
Total operating expenses	249,465	311,507	79,733
Less: Expense reimbursement from sponsor	(249,357)	(391,240)	—
Net operating expenses	108	(79,733)	79,733
Net investment income (loss)	16,211	79,733	(79,733)
Total net realized and unrealized gain (loss) on investments	1,087	—	—
Net increase (decrease) in net assets resulting from operations	$17,298	$79,733	$(79,733)
Per share data:
Net investment income (loss)—basic(2)	$0.14	$7.47	$(26.88)
Net investment income (loss)—diluted(2)	$0.14	$6.81	(26.88)
Net increase (decrease) in net assets resulting from operations—basic(2)	$0.15	$7.47	(26.88)
Net increase (decrease) in net assets resulting from operations—diluted(2)	$0.15	$6.81	$(26.88)
Distributions declared(3)	$—	$—	$—
Balance sheet data:
Total assets	$3,667,097	$1,328,628	$532,425
Total net assets	$1,916,867	$200,003	$21,517
Other data:
Total return(4)	0.0%	0.0%	0.0%
Number of portfolio company investments at period end	10	0	0
Total portfolio investments for the period	$1,471,307	$—	$—
Proceeds from sales and prepayments of investments	$249,375	$—	$—

(1)
We formally commenced operations in 2014. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2014 and 2013, and the period from April 11, 2012 through December 31, 2012, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated November 20, 2014, filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2014.

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

Overview

We are  a specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

We intend to primarily make debt investments likely to generate current income and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long term capital appreciation.

Triton Pacific Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected  and intend to annually qualify to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We are offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”).  On September 4, 2012 our registration statement was declared effective by the SEC.   On November 20, 2014 we filed our most recent post-effective amendment to our registration statement which was declared effective by the SEC on November 21, 2014. As of March 31, 2015, we have sold 243,632.69 shares of common stock for gross proceeds of approximately $3,556,210, including 14,315 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Depending on the amount of capital we raise in the Offering and subject to subsequent changes in our capital base, we expect that our investments will generally range between $250,000 and $25 million per portfolio company, although this range may change in the discretion of our Adviser, subject to oversight by our board of directors. Prior to raising sufficient capital to finance investments in this range and as a strategy to manage excess cash, we may make smaller and differing types of investments in, for example, high quality debt securities, and other public and private yield-oriented debt and equity securities, directly and through our Sub-Adviser.

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and will make investment recommendations for approval by our Adviser.  ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.1 billion in assets under management as of December 31, 2014.  ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. We are seeking exemptive orders for investments, though there is no assurance that such exemptions will be granted, and in either instance, conflicts of interests with affiliates of our Adviser might exist. Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including the Company’s, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of the Company, the clients for which participation is appropriate and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

Portfolio and Investment Activity

The year ended December 31, 2014 was the first year the Company began to make portfolio investments.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $1,725,001. During the same period, we sold investments for proceeds of $249,375 and received principal repayments of $6,288. As of December 31, 2014, our investment portfolio, with a total fair value of $1,471,307, consisted of interests in 10 portfolio companies (92% in first lien senior secured loans, 8% in second lien senior secured loans).  The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $96 million.  As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 98.6% of par or stated value, the weighted average credit rating of the investments in our portfolio that were rated (constituting 100% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale, and our estimated gross annual portfolio yield was 6.0% based upon the amortized cost of our investments. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2014. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the year ended December 31, 2014:

For the year ended
Net Investment Activity	December 31, 2014
Purchases	$1,725,001
Sales and Redemptions	(249,375)
Net Portfolio Activity	$1,475,626

The following table presents the composition of the total purchases for the year ended December 31, 2014:

	December 31, 2014
		Percentage
	Purchases	of Portfolio
Senior Secured Loans—First Lien	$1,605,001	93%
Senior Secured Loans—Second Lien	120,000	7%
Total	$1,725,001	0%

The following tables summarize the composition of our investment portfolio at cost and fair value as of December 31, 2014:

	December 31, 2014
	Amortized		Percentage
	Cost(1)	Fair Value	of Portfolio
Senior Secured Loans—First Lien	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	120,167	119,375	8%
Total	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

December 31, 2014
Number of Portfolio Companies	10
% Variable Rate (based on fair value)	100.0%
% Fixed Rate (based on fair value)	0.0%
Average Annual EBITDA of Portfolio Companies	96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014:

	December 31, 2014
	Fair	Percentage of
Industry Classification	Value	Portfolio
Automotive Repair, Services, and Parking	$124,738	8.5%
Beverage, Food & Tobacco	237,566	16.1%
Construction Special Trade Contractors	246,258	16.8%
Healthcare & Pharmaceuticals	124,063	8.4%
High Tech Industries	121,563	8.3%
Paper and Allied Products	124,221	8.4%
Transportation: Cargo	123,075	8.4%
Wholesale Trade-Durable Goods	124,219	8.4%
Wholesale Trade-Nondurable Goods	245,604	16.7%

Total	$1,471,307	100.0%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Subadviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our debt portfolio.  These ratings are on a scale of 1 to 8 as follows:

1	Strongest – highest quality obligors, minimal medium term default risk; possibly moving towards investment grade status.
2	Strong – high quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.
3
Solid – credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third party ratings downgrades.

4	Above Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.
5	Below Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.
6	Watching Closely (1) – Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).
7	Distressed (1) – Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).
8	Defaulted (1) – Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of December 31, 2014:

	December 31, 2014
Investment Rating	Fair Value	Percentage
1	$—	0.0%
2	124,063	8.4%
3	608,043	41.3%
4	614,463	41.8%
5	124,738	8.5%
6	—	0.0%
7	—	0.0%
8	—	0.0%
	$1,471,307	100.0%

Results of Operations

We commenced operations on June 25, 2014, when we raised in excess of $2,500,000 in accordance with our minimum offering requirement.  Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. Additionally, investment in portfolio companies did not commence until October 1, 2014.  As a result, no comparisons with the comparable periods for have been included for some items.

Investment Income

For the year ended December 31, 2014, we generated $16,319 in investment income in the form of interest and fees earned on senior secured loans.  Such revenues represent $15,438 of cash income and $881 in non-cash portions related to the accretion of discounts.  We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $249,465 for the year ended December 31, 2014, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $57,432 and the incentive fees for the year were $217.   Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $249,357 for the year ended December 31, 2014.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $326,442 for the year ended December 31, 2013, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $14,935 and no incentive fee was incurred for the year.  Triton Pacific Adviser has waived its base management fee for the year ended December 31, 2013, thus removing the expense for the base management fee.  Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $391,240 for the year ended December 31, 2013.

Total operating expenses totaled $79,733 for the year ended December 31, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the period were $3,291 and no incentive fee was incurred for the year.  Triton Pacific Adviser has waived its base management fee for the year ended December 31, 2012, thus removing the expense for the base management fee.

Our other general and administrative expenses totaled $38,760, $9,848 and $9,931 for the years ended December 31, 2014, 2013 and 2012, respectively, and consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Insurance expense	$25,244	$2,145	$—
Printing fees	5,269	2,766	—
Other	8,247	4,937	9,931
Total	$38,760	$9,848	$9,931

Net Investment Income

Our net investment income totaled $16,211($0.14 per share based on weighted average shares outstanding) for the year ended December 31, 2014.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2014, we received sold investments and principal payments of $255,663, from which we realized a net gain of $1,875.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the year ended December 31, 2014, net unrealized appreciation (depreciation) totaled ($788).

Changes in Net Assets from Operations

For the year ended December 31, 2014, we recorded a net income of $17,298 versus net income of $79,733 for the year ended December 31, 2013 and a net loss of $79,733 for the year ended December 31, 2012.

Based on 114,991 weighted average common shares outstanding for the year ended December 31, 2014, basic and diluted, our per share net increase in net assets resulting from operations was $0.15 for the year ended December 31, 2014.

Based on 10,675 and 11,713 weighted average common shares outstanding for the year ended December 31, 2013, basic and diluted, respectively, our per share net increase in net assets resulting from operations was $7.47 and $6.81, respectively, for the year ended December 31, 2013.

Based on 4,973 weighted average common shares outstanding for the year ended December 31, 2012, basic and diluted, our per share net decrease in net assets resulting from operations was $16.03 for the year ended December 31, 2012.

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

The offering of our common stock represents a continuous offering of our shares. We have filed post-effective amendments to the registration statement to allow us to continue our offering for three years. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000. Effective June 25, 2014, we received subscriptions aggregating at least $2.5 million worth of shares of our common stock.  As a result, the proceeds held in escrow, plus interest, were released to us.

We will sell our shares on a continuous basis at a price of $15.00 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the year ended December 31, 2014, we sold 214,659.24 shares of our common stock for gross proceeds of $3,144,219 at an average price per share of $14.65.  During the year ended December 31, 2014, we also incurred offering costs of $17,344 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $246,272 for the year ended December 31, 2014. These sales commissions and fees include $19,590 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours.

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

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On July 27, 2012, we entered into the investment advisory agreement with Triton Pacific Adviser, LLC in accordance with the 1940 Act. The investment advisory agreement became effective on June 25, 2014, the date that we met the minimum offering requirement. Triton Pacific Adviser serves as our investment advisor in accordance with the terms of our investment advisory agreement. Payments under our investment advisory agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) a capital gains incentive fee based on our performance.

On July 27, 2012, we entered into the administration agreement with TFA Associates, LLC pursuant to which TFA Associates furnishes us with administrative services necessary to conduct our day-to-day operations. TFA Associates is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse TFA Associates for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of TFA Associates.   At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.  We have also contracted with Gemini Fund Services to act as our transfer agent, plan administrator, distribution paying agent and registrar.

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

Commencing in the second quarter of 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

On January 15, 2015, our Board declared our first quarterly cash dividend of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015.  No distributions were declared for the years ended December 31, 2014, 2013 and 2012.

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

Expense Reimbursement Agreement

On March 27, 2014, we and our Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective November 17, 2014.  Under the Expense Reimbursement Agreement, as amended, our Adviser, in consultation with the Company, will pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by us, as determined under generally accepted accounting principles for investment management companies.  Organizational and offering expenses include expenses incurred in connection with the organization of our company and expenses incurred in connection with our offering, which are recorded as a component of equity.  The Expense Reimbursement Agreement states that until the net proceeds to us from our offering are at least $25 million, our Adviser will pay up to 100% of both our organizational and offering expenses and our operating expenses.  After we received at least $25 million in net proceeds from our offering, our Adviser may, with our consent, continue to make expense support payments to us in such amounts as are acceptable to us and our Adviser.  Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

Under the Expense Reimbursement Agreement as amended, once we have received at least $25 million in net proceeds from our offering, during any quarter occurring within three years of the date on which our Adviser funded any expense support payments, we are required to reimburse our Adviser for any expense support payments we received from them.  However, with respect to any expense support payments attributable to our operating expenses, (i) we will only reimburse our Adviser for expense support payments made by our Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from our Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from our Adviser made during the same fiscal year); and (ii) we will not reimburse our Adviser for expense support payments made by our Adviser if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time our Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

In addition, with respect to any expense support payment attributable to our organizational and offering expenses, we will only reimburse our Adviser for expense support payments made by our Adviser to the extent that the payment of such reimbursement (together with any other reimbursement for organizational and offering expenses paid during such fiscal year) is limited to 15% of cumulative gross sales proceeds including the sales load (or dealer manager fee) paid by us.

Under the Expense Reimbursement Agreement, any unreimbursed expense support payments may be reimbursed by us within a period not to exceed three years from the date each respective expense support payment is made.

We or our Adviser may terminate the expense reimbursement agreement at any time upon thirty days’ written notice, however our Adviser has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.  The expense reimbursement agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon our liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $1,701,035 as of December 31, 2014, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

		Operating Expense
		Ratio as of the	Annualized Distribution
		Date Expense	Rate as of the Date	Eligible for
	Amount of Expense	Payment Obligation	Expense Payment	Reimbursement
Quarter Ended	Payment Obligation	Incurred (2)	Obligation Incurred (3)	Through
December 31, 2013(1)	$391,240	238.40%	—	December 31, 2016
March 31, 2014	$84,269	148.96%	—	March 31, 2017
June 30, 2014	$86,003	23.17%	—	June 30, 2017
September 30, 2014	$106,057	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)
“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.  The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(3)
“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Either we or our Adviser may terminate the Expense Support Agreement at any time, except that if our Adviser terminates the agreement, it may not terminate its obligations to provide expense support payments after the commencement of any monthly period. If we terminate the Investment Advisory Agreement, we will be required to repay our Adviser all expense support payments made by our Adviser within three years of the date of termination.

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

Federal Income Taxes

We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.  As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, all of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2014:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	9.58%
Up 200 basis points	26.60%
Up 300 basis points	43.62%

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may also face risk due to the lack of liquidity in the marketplace which could prevent us from raising sufficient funds to adequately invest in a broad pool of assets. We are subject to other financial market risks, including changes in interest rates.   However, at this time, with no portfolio investments, this risk is immaterial.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Triton Pacific Investment Corporation, Inc.

We have audited the accompanying statements of financial position, including the schedule of investments, of Triton Pacific Investment Corporation, Inc.(a Maryland corporation) (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. Triton Pacific Investment Corporation, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 by correspondence with the custodian or by other auditing procedures where a reply from the custodian was not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/FGMK, LLC

Bannockburn, Illinois

March 31, 2015

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
ASSETS

Investments, at fair value (amortized cost - $1,472,094 and $0, respectively)	$1,471,307	$—
Cash	1,654,492	85
Restricted cash (see Note 2)	—	160,000
Receivable for investments sold	249,375	—
Principal and interest receivable	900	—
Prepaid expenses	38,044	1,445
Reimbursement due from Sponsor (see Note 4)	252,979	391,240
Deferred offering costs	—	775,858

	$3,667,097	$1,328,628

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$246,250	$—
Accounts payable and accrued liabilities	304,643	244,475
Due to related parties (see Note 4)	18,300	724,150
TOTAL LIABILITIES	569,193	968,625

COMMITMENTS AND CONTINGENCIES (see Note 10)

TEMPORARY EQUITY
Common shares held in escrow (see Note 2)
0 and 11,777.78 issued and outstanding respectively	—	160,000
Contingently redeemable common shares (see Note 10)
87,481.04 and 0 shares issued and outstanding respectively	1,181,037	—
	1,181,037	160,000

NET ASSETS
Common stock, $0.001 par value,
75,000,000 shares authorized,
141,993.2 and 14,815 shares issued and outstanding respectively	229	15
Capital in excess of par value	1,899,340	199,988
Accumulated undistributed net realized gains	1,875	—
Accumulated undistributed net investment income	16,211	—
Accumulated unrealized depreciation on investments	(788)	—

TOTAL NET ASSETS	1,916,867	200,003

TOTAL LIABILITIES AND NET ASSETS	$3,667,097	$1,328,628

Net asset value per share of common stock at year end	$13.50	$13.50

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

INVESTMENT INCOME	$16,319	$—		$—

OPERATING EXPENSES
Management fees	57,432	14,935		3,291
Capital gains incentive fees (see Notes 2 and 4)	217	—		—
Board fees	(76,000)	94,500		46,500
Administrator expense	147,906	87,326		—
Professional fees	81,150	72,375		23,302
Organizational expense	—	47,458		—
Other operating expenses	38,760	9,848		9,931

Total operating expenses	249,465	326,442		83,024

Waiver of management fees	—	(14,935)		(3,291)
Expense reimbursement from sponsor	(249,357)	(391,240)		—

Net expenses	108	(79,733)		79,733

Net investment income	16,211	79,733		(79,733)

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on investments	1,875	—		—
Net change in unrealized depreciation on investments	(788)	—		—

Total net realized and unrealized gain (loss) on investments	1,087	—		—

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$17,298	$79,733	$	(79,733)

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$0.15	$7.47	$	(16.03)

Weighted average common shares outstanding - basic	114,991	10,675		4,973
Weighted average common shares outstanding - diluted	114,991	11,713		4,973

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Operations
Net investment income	$16,211	$79,733	$(79,733)
Net realized gain on investments	1,875	—	—
Net increase in unrealized depreciation on investments	(788)	—	—
Net changes in Net Assets resulting from operations	17,298	79,733	(79,733)
Capital share transactions
Issuance of common stock (see Note 3)	2,897,947	98,753	101,250
Less contingently redeemable common stock	(1,181,037)	—	—
Offering costs	(17,344)	—	—
Net changes in Net Assets resulting from capital share transactions	1,699,566	98,753	101,250

Total increase in Net Assets	1,716,864	178,486	21,517
Net Assets at beginning of year	200,003	21,517	—
Net Assets at end of year	$1,916,867	$200,003	$21,517
Accumulated undistributed net investment income	$18,086	$—	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$17,298	$79,733	$(79,733)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided (used in) by operating activities
Purchases of investments	(1,471,214)	—	—
Net change in unrealized depreciation on investments	788	—	—
Accretion of discount	(881)	—	—
Depreciation and amortization	—	1,248	1,247
Change in assets and liabilities
Principal and interest receivable	(900)	—	—
Receivable for investments sold and repaid	(249,375)	—	—
Prepaid expenses	(36,599)	(230)	(1,215)
Reimbursement due from sponsor	138,261	(391,240)	—
Payable for investments purchases	246,250	—	—
Accounts payable and accrued liabilities	60,168	14,187	51,788
Deferred offering costs	775,858	—	—
Due to related parties for deferred offering costs	(705,850)	300,972	—
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	(1,226,196)	4,670	(27,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in restricted cash held in escrow	160,000	—	—
Purchase of software	—	—	(2,495)
NET CASH PROVIDED BY INVESTING ACTIVITIES	160,000	—	(2,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,556,910	—	101,250
Issuance of temporary common stock	1,181,037	—	—
Offering costs	(17,344)	(12,906)	(62,521)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,720,603	(12,906)	38,729

NET CHANGE IN CASH	1,654,407	(8,236)	8,321

CASH - BEGINNING OF YEAR	$85	$8,321	$—

CASH - END OF YEAR	$1,654,492	$85	$8,321

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$—	$287,768	$234,120
Deferred offering costs in accrued expenses	$—	$—	$225,000
Conversion of accounts payable to equity	$—	$98,753	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

Portfolio Company	Footnotes	Industry	Rate (b)	Maturity	Principal Amount	Amortized Cost	Fair Value
Senior Secured Loans—First Lien—70.6%
Mannington Mills, Inc.		Construction Special Trade Contractors	L+3.75% (4.75%)	10/1/2021	$249,375	$246,964	$246,258
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	10/15/2021	125,000	$123,795	$124,219
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	9/24/2021	124,375	$123,482	$124,738
Ranpak Corp.		Paper and Allied Products	L+3.75% (4.75%)	10/1/2021	124,688	$124,387	$124,221
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	7/1/2020	246,839	$244,447	$245,604
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	4/7/2020	123,438	$118,650	$118,191
FHC Health Systems, Inc.	(a)	Healthcare & Pharmaceuticals	L+4.00% (5.00%)	12/23/2021	125,000	$123,839	$124,063
TIBCO Software	(a)	High Tech Industries	L+5.50% (6.50%)	12/5/2020	$125,000	$122,589	$121,563
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	11/25/2020	124,686	$123,774	123,075
Total Senior Secured Loans—First Lien					$1,368,401	$1,351,927	$1,351,932

Senior Secured Loans—Second Lien—6.2%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	10/7/2021	125,000	$120,167	$119,375

Total Senior Secured Loans—Second Lien					$125,000	$120,167	$119,375

TOTAL INVESTMENTS—76.8%						$1,472,094	$1,471,307
OTHER ASSETS IN EXCESS OF LIABILITIES—33.2%							$445,560
NET ASSETS - 100.0%							$1,916,867

(a)	Position unsettled as of December 31, 2014.
(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread.
As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.25%.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a specialty finance company.  Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.  Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company is offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15.00 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”).  On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company was formed to make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act.  As a BDC, the Company is required to comply with certain regulatory requirements.  The Company has elected to be treated for U.S. federal income tax purposes, and to annually qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code.

Triton Pacific Adviser, LLC (“Adviser”, “Sponsor”, or “TPA”) serves as the Investment Adviser and TFA Associates, LLC (“TFA”) serves as the Administrator.  Each of these entities are affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary Triton Pacific Capital Partners, LLC, a private equity investment fund management company, each focused on debt and equity investments for small to mid-sized private companies.

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

Management Estimates and Assumptions.  The preparation of audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash.  All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation.  The Company maintains cash balances that may exceed federally insured limits.

Restricted Cash and Common Shares Held in Escrow.  Prior to meeting the terms of the escrow agreement, cash from share purchases was restricted and such equity purchased was held outside of permanent equity until the escrow was released effective June 25, 2014.

Valuation of Portfolio Investments. The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, TPA provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs which may include indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•
the Company’s quarterly valuation process begins with TPA’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s board of directors, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s board of directors;

•
the Company’s board of directors reviews the preliminary valuation and TPA’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the board of directors; and

•
the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of TPA and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Revenue Recognition.  Security transactions are accounted for on the trade date.  The Company records interest income on an accrual basis to the extent it expects to collect such amounts.  The Company records dividend income on the ex-dividend date.  The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income.  Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security.  Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income.  Upfront structuring fees are recorded as fee income when earned.  The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Net Realized Gains or Losses, and Net Change in Unrealized Appreciation or Depreciation.  Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with TPA dated as of July 27, 2012.  Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees.   The fees for the year ended December 31, 2014 was $217.

For purposes of calculating the foregoing: (1) the calculation of the Incentive Fee shall include any capital gains that result from cash distributions that are treated as a return of capital; (2) any such return of capital shall be treated as a decrease in the Company’s cost basis of an investment; and (3) all fiscal year-end valuations shall be determined by the Company in accordance with generally accepted accounting principles, applicable provisions of the Company Act (even if such valuation is made prior to the date on which the Company has elected to be regulated as a BDC) and the Company’s pricing procedures. In determining the Incentive Fee payable to the Adviser, the Company will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in its portfolio. For this purpose, aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for the Company’s calculation of the Incentive Fees will equal the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to its portfolio of investments. If this number is positive at the end of such period, then the Incentive Fees for such period will be equal to 20% of such amount, less the aggregate amount of any Incentive Fees paid in respect of its portfolio in all prior periods.

Offering Costs.  The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering.  These costs principally relate to professional and filing fees.  Simultaneously with selling common shares, the deferred offering costs were and will be charged to stockholders’ equity.  The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below.  As of December 31, 2014, $1,060,439 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor.

Distributions. Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on a monthly basis.

Income Taxes.  The Company has elected to be treated for federal income tax purposes, and intends to annually qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Code.  Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code, each year. Dividends paid up to 8.5 months after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year.  The Company intends to distribute sufficient dividends to maintain its RIC status each year.  The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of capital gain income, if any, and any recognized and undistributed income from prior years for which it paid no federal excise tax.  The Company will generally endeavor each year to avoid any federal excise taxes.

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities.  Management has analyzed the tax positions taken by the Company, and has concluded that as December 31, 2014 and December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.  The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	214,659.24	$3,144,219	7,315.00	$98,753	7,500.00	$101,250
Commissions and Dealer Manager Fees	—	(246,272)	—	—	—	—
Net Proceeds to Company from Share Transactions	214,659.24	$2,897,947	7,315.00	$98,753	7,500.00	$101,250

Status of Continuous Public Offering

During the years ended December 31, 2014, 2013 and 2012, the Company sold 214,659.24, 7,315 and 7,500 shares of common stock, respectively, for gross proceeds of approximately $3,144,219, $98,753 and $101,250, at an average price per share of $14.65, $13.50 and $13.50, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $246,272, $0, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

TPA and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs.  Such costs have been advanced by the Adviser.  As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser.  For the period from inception through December 31, 2014, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from Sponsor on the statements of financial position.

The details of such costs are as follows:

	December 31,
	2014	2013
Operating Expenses	$640,597	$391,240
Offering Costs	1,060,438	—
Due to related party offset	(1,105,341)	—
Reimbursements received from Sponsor	(342,715)	—
Total Reimbursement due from Sponsor	$252,979	$391,240

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

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company.  Such agreement expires July 2015 and may continue automatically for successive annual periods, as approved by the Company.  These fees have been reimbursed from the Sponsor pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013		2012
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$57,432	$14,935	(1)	$3,291	(1)
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(2)	$217	$—		$—
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$147,906	$87,326		$—
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(3)	$19,590	$—		$—

(1)	Base management fees earned prior to January 1, 2014 were waived by the Adviser and are not an obligation of the Company.
(2)
During the years ended December 31, 2014, 2013 and 2012, the Company earned capital gains incentive fees of $217, $0  and $0, respectively, based on the performance of its portfolio, of which ($158), $0 and $0, respectively, was based on unrealized losses, and $375, $0 and $0, respectively, was based on realized gains.  No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)
During the year ended December 31, 2014, the Company paid the Dealer Manager $246,272 in sales commissions and dealer fees.  $19,590 was retained by TPS, and the remainder re-allowed to third party participating broker dealers.

Director’s Fees

On December 15, 2014, Triton Pacific Investment Corporation (the “Company”) entered into an agreement (the “Director Agreement”) with its three independent directors, Marshall Goldberg, William Pruitt and Ronald Ruther (collectively, the “Independent Directors”), whereby the Independent Directors agreed to certain revisions to their compensation for serving as members of the Company’s Board.  Specifically, effective October 1, 2014, the fees payable to an Independent Director shall be determined based on the Company’s net assets as of the end of each fiscal quarter and be paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board Meeting Fee	Annual Audit Committee Chairperson Fee	Annual Audit Committee Member Fee	Audit Committee Meeting Fee
$0 to $25 million	—	—	—	—	—
$25 million to $75 million	$20,000	$1,000	$10,000	$2,500	$500
over $75 million	$30,000	$1,000	$12,500	$2,500	$500

In addition, each of the Independent Directors had previously agreed to defer payment of all fees owed to them during the Company’s start-up phase.  The total amount of these deferred director fees was $207,750 as of September 30, 2014.  Pursuant to the Director Agreement, each of Independent Directors agreed to accept a cash payment from the Company as full and complete satisfaction of all deferred director fees owed to them.  The cash payments to each of the Independent Directors were $25,000 for Mr. Ruther and $20,000 for each of Mr. Goldberg and Mr. Pruitt. The remaining $142,750 reduced the directors’ fees accrued for the period from January 1, 2014 through September 30, 2014 in the amount of $66,750.  This difference between the deferred directors’ fees and the settlement amount was recorded as a negative expense totaling $76,000 in the accompanying statement of operations for the year ended December 31, 2014.

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (3)	Eligible for Reimbursement Through
December 31, 2013(1)	$391,240	238.40%	—	December 31, 2016
March 31, 2014	$84,269	148.96%	—	March 31, 2017
June 30, 2014	$86,003	23.17%	—	June 30, 2017
September 30, 2014	$106,057	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)
“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.  The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(3)
“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses.  As of December 31, 2014, $1,701,035 has been recorded as Reimbursement due from Sponsor pursuant to the Expense Reimbursement Agreement.  Of this, $1,105,341, representing an amount due to the Sponsor, was netted against the Reimbursement due from Sponsor and $342,715 was paid to the Company by the Sponsor.

NOTE 5 – DISTRIBUTIONS

No distributions were declared or paid during the years ended December 31, 2014, 2013 and 2012.

On January 15, 2015, the Company authorized and declared its first ordinary cash distribution to the shareholders of record as of January 20, 2015.  It is anticipated that the Company will commence the declaration of monthly dividends in April 2015, and pay such distributions on a monthly basis, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions.   The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Sponsor. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The Company’s net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $16,211, $0 and $0, respectively.  As of December 31, 2014, 2013 and 2012, the Company had $18,086, $0 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP basis net investment income and its tax basis net investment income is due to GAAP versus tax timing differences in 2013 and 2012.

The following table sets forth a reconciliation between GAAP basis net investment income and tax basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
GAAP basis net investment income	$16,211	$79,733	$(79,733)
Timing difference	—	(79,733)	79,733
Tax-basis net investment income	$16,211	$0	$0

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2014, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013	2012
Distributable ordinary income (income and short-term capital gains)	$18,086	$—	$—
Distributable realized gains (long-term capital gains)	—	—	—
Net unrealized appreciation (depreciation) on investments	(788)	—	—
	$17,298	$—	$—

There are no material differences between the aggregate GAAP cost and tax cost of the Company’s investments for federal income tax purposes.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2014 (For the years ended December 31, 2013 and 2012, there was no portfolio activity as the Company had not yet commenced operations):

	December 31, 2014
	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,351,927	$1,351,932	91.9%
Senior Secured Second Lien Debt	120,167	119,375	8.1%
Total	$1,472,094	$1,471,307	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 (For the years ended December 31, 2013 and 2012, there was no portfolio activity as the Company had not yet commenced operations):

	December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$124,738	8.5%
Beverage, Food & Tobacco	237,566	16.1%
Construction Special Trade Contractors	246,258	16.8%
Healthcare & Pharmaceuticals	124,063	8.4%
High Tech Industries	121,563	8.3%
Paper and Allied Products	124,221	8.4%
Transportation: Cargo	123,075	8.4%
Wholesale Trade-Durable Goods	124,219	8.4%
Wholesale Trade-Nondurable Goods	245,604	16.7%

Total	$1,471,307	100.0%

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy (For the years ended December 31, 2013 and 2012, there was no portfolio activity as the Company had not yet commenced operations):

For the year ended
Valuation Inputs	December 31,
2014
Level 1—Price quotations in active markets	$—
Level 2—Significant other observable inputs	—
Level 3—Significant unobservable inputs	1,471,307
Total	$1,471,307

The Company’s investments as of December 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company may periodically benchmark the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company’s board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the year ended December 31, 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value (there were no investments for the years ended December 31, 2013 and 2012):

	For the Year Ended December 31, 2014
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Total
Fair value at beginning of period	$—	$—	—
Accretion of discount (amortization of premium)	715	167	882
Net realized gain (loss)	1,875	—	1,875
Net change in unrealized appreciation (depreciation)	4	(792)	(788)
Purchases	1,605,001	120,000	1,725,001
Paid-in-kind interest	—	—	—
Sales and redemptions	(255,663)	—	(255,663)
Net transfers in or out of Level 3	—	—	—
Fair value at end of period	$1,351,932	$119,375	1,471,307

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4	$(792)	(788)

The composition of the Company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows (there were no investments for the years ended December 31, 2013 and 2012):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,351,927	$1,351,932	91.9%
Senior Secured Second Lien Debt	120,167	119,375	8.1%
Total	$1,472,094	$1,471,307	100.0%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows (there were no investments for the years ended December 31, 2013 and 2012):

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt (b)	$1,351,932	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt (c)	119,375	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014 and 2013. The Company has omitted the financial highlights for the period from April 29, 2011 (Inception) to December 31, 2012 since the Company did not have operations as of December 31, 2012.

	Year Ended December 31,
	2014	2013
Per Share Data:		Basic	Diluted
Net asset value, beginning of period	$13.50	$2.87	$2.87
Results of operations(1)
Net investment income (loss)	0.14	7.47	6.81
Net realized and unrealized appreciation (depreciation) on investments	0.01	—	—
Net increase (decrease) in net assets resulting from operations	0.15	7.47	6.81

Capital share transactions
Offering costs(1)	(0.15)	—	—
Capital contributions of investment adviser(2)	—	3.16	3.82
Net increase (decrease) in net assets resulting from capital share transactions	(0.15)	3.16	3.82
Net asset value, end of period	$13.50	$13.50	$13.50
Shares outstanding, end of period	229,474	14,815	26,593
Total return(3)	0.0%	0.0%	0.0%

Ratio/Supplemental Data(1):
Net assets, end of period	$1,916,867	$200,003	$200,003
Ratio of net investment income to average net assets	1.5%	72.0%	72.0%
Ratio of total operating expenses to average net assets	23.6%	294.7%	294.7%
Ratio of expenses reimbursed by sponsor to average net assets	23.6%	353.2%	353.2%
Ratio of capital gain incentive fee to average net assets	0.02%	0.00%	0.00%
Ratio of net operating expenses to average net assets	0.0%	-72.0%	-72.0%
Portfolio turnover	23.6%	0.0%	0.0%

(1)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2014 and 2013.

(2)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(3)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

NOTE 9 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the quarterly results of operations for the years ended December 31, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. The Company has omitted the financial highlights for the period from April 29, 2011 (Inception) to December 31, 2012, since the Company did not have operations as of December 31, 2012.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$16,226	$55	$38	$—
Operating expenses
Total operating expenses	(26,957)	106,112	86,041	84,269
Less: Expense reimbursement from sponsor	(26,972)	106,057	86,003	84,269
Net operating expenses	15	55	38	—
Net investment income	16,211	—	—	—
Realized and unrealized gain (loss)	1,087	—	—	—
Net increase (decrease) in net assets resulting from operations	$17,298	$—	$—	$—
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$0.15	$—	$—	$—
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$0.15	$—	$—	$—
Weighted average shares outstanding - Basic	114,991	203,189	23,511	14,815
Weighted average shares outstanding - Diluted	114,991	203,189	23,511	47,376

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$—	$—	$—	$—
Operating expenses
Total operating expenses	107,274	81,058	74,959	48,216
Less: Expense reimbursement from sponsor	391,240	—
Net operating expenses	(283,966)	81,058	74,959	48,216
Net investment income (loss)	283,966	(81,058)	(74,959)	(48,216)
Realized and unrealized gain (loss)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$283,966	$(81,058)	$(74,959)	$(48,216)
Per share information-basic and diluted
Net investment income (loss) - Basic	$7.47	$(6.33)	$(9.99)	$(6.43)
Net investment income (loss) - Diluted	$6.81	$(6.33)	$(9.99)	$(6.43)
Net increase (decrease) in net assets resulting from operations - Basic	$7.47	$(6.33)	$(9.99)	$(6.43)
Net increase (decrease) in net assets resulting from operations - Diluted	$6.81	$(6.33)	$(9.99)	$(6.43)
Weighted average shares outstanding - Basic	10,675	12,805	7,500	7,500
Weighted average shares outstanding - Diluted	11,713	12,805	7,500	7,500

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2014 and 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As a result of the Company’s failure to timely update its registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in the Offering during such period may trigger a right of rescission under the Securities Act for investors that purchased shares of common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of common stock and require the Company to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. As of December 31, 2014, the total amount of equity subscribed during the period from May 1, 2014 to August 14, 2014 amounted to $1,276,152. To better ensure that the Company’s stockholders are not harmed by any claims for rescission, the Company has entered into an indemnification agreement with the Adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if the Company is unable to do so and to indemnify the Company for certain losses arising from rescission claims. The amount recorded as contingent is net of the amount indemnified by the Adviser.

The company enters into contracts that contain a variety of indemnification provisions.  The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts.  Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on March 31, 2015, and notes the following:

For the period beginning January 1, 2015 and ending March 31, 2015, the Company sold 14,158.45 shares of its common stock for total proceeds of $211,989.

On March 20, 2015, TPIC made its first private equity investment into a rapidly growing specialty finance company, Javlin Capital, LLC (www.javlincapital.com). The investment takes the form of series C-2 Preferred Units.

Headquartered in Omaha, NE, Javlin is an operationally focused lender to experienced debt buyers and owners of unique financial assets as well as a direct investor in heavily discounted non-conforming healthcare receivables.  Javlin is currently active within four (4) primary markets – consumer, real estate, litigation finance, and healthcare finance.  Javlin structures its investments as fully secured participating loans to companies that have deep domain expertise in their area of focus and as direct purchaser of accounts receivable within healthcare such as workers compensation receivables. Javlin has deployed more than $325 million across 800+ transactions since 2011.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

b.	The following exhibits are filed or incorporated as part of this report.

3.1
Fourth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

10.1
Dealer Manager Agreement by and between Company and Triton Pacific Securities, LLC. (Incorporated by reference, Exhibit 2(H),  filed with Pre-Effective Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.2
Form of Participating Dealer Agreement and Participating Dealer Agreement.(Incorporated by reference to Exhibit 2(h)(2) filed with Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-167730) filed on July 8, 2013.)

10.3
License Agreement by and between Company and Triton Pacific Group, Inc. (Incorporated by reference to Exhibit 2(K) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on June 14, 2011.)

10.4
Administration Agreement by and between the Company and TFA Associates, LLC. (Incorporated by reference, Exhibit 2(K), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 12, 2012.)

10.5
Investment Advisory Agreement by and between Company and Triton Pacific Adviser, LLC. (Incorporated by reference to Exhibit 2(g), filed with Post-Effective Amendment No.6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.6	Investment Sub-Advisory Agreement dated July 24, 2014 between the Company and ZAIS Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 30, 2014.)

10.7
Amended and Restated Expense Support and Conditional reimbursement Agreement by and between the Company and Adviser (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014)

10.8	Fund Services Agreement dated May 27, 2014 between the Company and Gemini Fund Services, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2014).

80

10.9
Indemnification Agreement dated November 17, 2014 between the Company and Adviser (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014)

10.10	Agreement dated December 15, 2014 between the Company and its Independent Directors ((Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 17, 2014.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2015.

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

Signature	Title	Date

/s/Craig J. Faggen	Director and Chairman of the Board and CEO	March 31, 2015
Craig J. Faggen

/s/Ivan Faggen	Director	March 31, 2015
Ivan Faggen

/s/Ronald Ruther	Independent Director	March 31, 2015
Ronald Ruther

/s/William Pruitt	Independent Director	March 31, 2015
William Pruitt

/s/Marshall Goldberg	Independent Director	March 31, 2015
Marshall Goldberg

