Form 10-Q
period 2015-03-31
Triton Pacific Investment Corporation, Inc.
filed 2015-05-15
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 15, 2015, the Registrant had 282,489.60 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF FINANCIAL POSITION

	March 31,
	2015	December 31,
	(unaudited)	2014
ASSETS

Investments, at fair value (amortized cost - $2,085,792 and $1,472,094, respectively)	$2,112,072	$1,471,307
Cash	1,085,631	1,654,492
Receivable for investments sold	124,517	249,375
Principal and interest receivable	1,621	900
Prepaid expenses	18,919	38,044
Reimbursement due from Adviser (see Note 4)	212,616	252,979

	$3,555,376	$3,667,097

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$—	$246,250
Accounts payable and accrued liabilities	256,172	304,643
Due to related parties (see Note 4)	1,700	18,300
TOTAL LIABILITIES	257,872	569,193

COMMITMENTS AND CONTINGENCIES (see Note 9)

TEMPORARY EQUITY
Contingently redeemable common shares (see Note 9) 87,481.04 and 87,481.04 shares issued and outstanding respectively	1,181,037	1,181,037
	1,181,037	1,181,037

NET ASSETS
Common stock, $0.001 par value,
75,000,000 shares authorized,
156,778.60 and 141,993.2 shares issued and outstanding respectively	244	229
Capital in excess of par value	2,057,099	1,899,340
Accumulated undistributed net realized gains	4,314	1,875
Accumulated undistributed net investment income	28,530	16,211
Accumulated unrealized appreciation on investments	26,280	(788)

TOTAL NET ASSETS	2,116,467	1,916,867

TOTAL LIABILITIES AND NET ASSETS	$3,555,376	$3,667,097

Net asset value per share of common stock at year end	$13.50	$13.50

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	2015	2014

INVESTMENT INCOME
Interest income	$28,016	$—
Fee income	514	—

Total investment income	$28,530	—

OPERATING EXPENSES
Management fees	18,408	9,786
Capital gains incentive fees (see Notes 2 and 4)	5,964	—
Board fees	—	23,250
Administrator expense	63,074	36,670
Professional fees	30,422	12,850
Insurance expense	14,083	—
Other operating expenses	2,350	1,713

Total operating expenses	134,301	84,269

Waiver of management fees	—	—
Expense reimbursement from Adviser	(134,301)	(84,269)

Net expenses	—	—

Net investment income	28,530	—

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on investments	3,542	—
Net increase in unrealized depreciation on investments	27,069	—

Total net realized and unrealized gain (loss) on investments	30,611	—

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$59,141	$—

PER SHARE INFORMATION — Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$0.25	$—

Weighted average common shares outstanding - basic	235,886	14,815
Weighted average common shares outstanding - diluted	235,886	47,376

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CHANGES IN NET ASSETS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three months ended
	March 31,
	2015	2014
Operations
Net investment income	$28,530	$—
Net realized gain on investments	3,542	—
Net increase in unrealized appreciation on investments	27,069	—
Net increase in Net Assets resulting from operations	59,141	—
Stockholder distributions (see Note 5)
Distributions from net investment income	(16,211)	—
Distributions from net realized gain on investments	(1,103)	—
Net decrease in net assets resulting from stockholder distributions	(17,314)	—
Capital share transactions
Issuance of common stock (see Note 3)	191,139	—
Reinvestment of stockholder distributions (see Note 3)	8,934
Offering costs	(42,300)	—
Net increase in Net Assets resulting from capital share transactions	157,773	—

Total increase in net assets	199,600	—
Net assets at beginning of period	1,916,867	200,003
Net assets at end of period	$2,116,467	$200,003
Accumulated undistributed net investment income	$28,530	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$59,141	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(742,500)	—
Proceeds from sales and repayments of investments	133,306	—
Net realized gain from investments	(3,542)
Net increase in unrealized appreciation on investments	(27,068)	—
Accretion of discount	(961)	—
Increases and decreases in assets and liabilities
Principal and interest receivable	(721)	—
Receivable for investments sold	124,858	—
Prepaid expenses	19,125	559
Reimbursement due from Adviser	40,363	(84,269)
Payable for investments purchased	(246,250)	—
Accounts payable and accrued liabilities	(48,471)	83,710
Due to related parties	(16,600)	—
NET CASH USED BY OPERATING ACTIVITIES	(709,320)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in restricted cash held in escrow	—	(1,011,568)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,011,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	191,139	—
Proceeds from sale of common stock held in escrow	—	1,011,568
Stockholder distributions	(8,380)	—
Offering costs	(42,300)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,459	1,011,568

NET DECREASE IN CASH	(568,861)	—

CASH - BEGINNING OF PERIOD	$1,654,492	$85

CASH - END OF PERIOD	$1,085,631	$85

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$—	$162,138
Reinvestment of stockholder distributions	$8,934	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF MARCH 31, 2015
(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)		Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—76.3%	(e)
Mannington Mills, Inc.		Construction Special Trade Contractors	L+3.75%	(4.75%)	1.0%	10/1/2021	$248,750	$246,438	$250,460
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25%	(5.25%)	1.0%	10/15/2021	124,688	123,531	125,518
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00%	(5.00%)	1.0%	9/24/2021	124,063	122,882	124,838
Ranpak Corp.		Paper and Allied Products	L+3.75%	(4.75%)	1.0%	10/1/2021	124,375	124,087	124,935
GK Holdings, Inc.		Business Services	L+5.50%	(6.50%)	1.0%	1/30/2021	124,688	123,468	124,999
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00%	(6.00%)	1.0%	7/1/2020	243,677	241,410	244,896
Curo Health		Healthcare & Pharmaceuticals	L+5.00%	(6.50%)	1.0%	2/2/2022	125,000	123,778	125,677
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75%	(6.75%)	1.0%	4/7/2020	121,875	117,317	118,371
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00%	(5.00%)	1.0%	12/23/2021	125,000	123,840	125,743
TIBCO Software		High Tech Industries	L+5.50%	(6.50%)	1.0%	12/5/2020	125,000	122,619	125,234
Omnitracs, LLC		Transportation: Cargo	L+3.75%	(4.75%)	1.0%	11/25/2020	124,370	123,513	124,838
Total Senior Secured Loans—First Lien							1,611,486	$1,592,883	$1,615,509

Senior Secured Loans—Second Lien—11.7%	(e)
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00%	(11.00%)	1.0%	10/7/2021	125,000	120,347	121,250
GK Holdings, Inc.		Business Services	L+9.50%	(10.50%)	1.0%	1/30/2021	125,000	122,562	125,313
Total Senior Secured Loans—Second Lien							250,000	$242,909	$246,563

Equity/Other—11.8%	(e)
Javlin Capital LLC Class C-2 Preferred Units	(a) (d)	Specialty Finance					71,429	250,000	250,000
Total Equity/Other							71,429	$250,000	$250,000

TOTAL INVESTMENTS—99.8%								$2,085,792	$2,112,072
OTHER ASSETS IN EXCESS OF LIABILITIES—0.2%									$4,395
NET ASSETS - 100.0%									$2,116,467

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments.
The aggregate fair value of non-controlled, affiliated investments at March 31, 2015 represented 11.8% of the Company’s net assets. Fair value as of March 31, 2015 along with transactions during the period ended March 31, 2015 in affiliated investments were as follows):

		Period ended March 31, 2015

Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at March 31, 2015	Net RealizedGain (Loss)
Javlin Financial, LLC	$—	$250,000	$—	$250,000	$—
Total	$—	$250,000	$—	$250,000	$—

*Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread.
As of March 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.27%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company.
(e)	All investments are considered qualifying assets under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2015, 100% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company was formed to make debt and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code.

Triton Pacific Adviser, LLC (“Adviser”) serves as the Investment Adviser and TFA Associates, LLC (“TFA”) serves as the Administrator. Each of these entities are affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary Triton Pacific Capital Partners, LLC, a private equity investment fund management company, each focused on debt and equity investments for small to mid-sized private companies.

The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making the investment decisions for the portfolio.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. These interim unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Management Estimates and Assumptions. The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash. All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation. The Company maintains cash balances that may exceed federally insured limits.

Valuation of Portfolio Investments. The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Adviser provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs which may include indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•
the Company’s quarterly valuation process begins with the Adviser’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s board of directors, which valuation may be obtained from an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s board of directors;

•
the Company’s board of directors reviews the preliminary valuation and the Adviser’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the board of directors; and

•
the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser and any third-party valuation firm, if applicable.

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

 Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The one equity position was valued at its purchase price as the offering in which it participated was still underway and selling at the same price per unit.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fees for the period ended March 31, 2015 was $5,964, of which $5,256 was for Incentive fees calculated on unrealized gains.

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

Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs were and will be charged to stockholders’ equity. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of March 31, 2015, $1,166,655 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as March 31, 2015 and March 31, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the periods ended March 31, 2015 and December 31, 2014:

	Three months ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	14,158.46	$211,989	—	$—
Reinvestment of Distributions	626.95	8,934
Commissions and Dealer Manager Fees	—	(20,850)	—	—
Net Proceeds to Company from Share Transactions	14,785.41	$200,073	—	$—

Status of Continuous Public Offering

During the three months ended March 31, 2015 and 2014, the Company sold 14,785.41 and 0 shares of common stock, respectively, for gross proceeds of approximately $220,923 and $0, at an average price per share of $13.53 and $0, respectively. The gross proceeds received during the three months ended March 31, 2015 and 2014 include reinvested stockholder distributions of $8,934 and $0, respectively, for which the Company issued 626.95 and 0 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $20,850 and $0 for the periods ended March 31, 2015 and 2014, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through March 31, 2015, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the Statements of Financial Position:

	March 31, 2015	December 31, 2014
Operating Expenses	$774,897	$640,597
Offering Costs	1,167,005	1,060,438
Due to related party offset	(1,386,571)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$212,616	$252,979

Operating Expenses are the amounts reimbursed by the Adviser for our operating costs and Offering Costs are the cumulative amount of organizational and offering expenses reimbursed to us by the Adviser and subject to future reimbursement per the terms of our expense reimbursement agreement. The following chart summarizes these amounts:

Due to related party offset represents the cash the Adviser paid directly for our operating and offering expenses and Reimbursements received from sponsor are the amounts the Adviser paid in cash to us for reimbursement of our operating and offering costs.

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2016 and may continue automatically for successive annual periods, as approved by the Company. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2016 and may continue automatically for successive annual periods, as approved by the Company. These fees have been reimbursed from the Adviser pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three months ended March 31,
Related Party	Source Agreement	Description	2015	2014
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$18,408	$9,786
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$5,964	$—
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$63,074	$36,670
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$4,240	$—

(1)
During the three months ended March 31, 2015 and 2014, the Company earned capital gains incentive fees of $5,964 and $0, respectively, based on the performance of its portfolio, of which $5,256 and $0, respectively, was based on unrealized gains, and $708 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)
During the three months ended March 31, 2015 and 2014, the Company paid the Dealer Manager $20,850 and $0, respectively, in sales commissions and dealer fees. $4,240 and $0 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three months ended March 31, 2015, and $23,250 was recorded for the three months ended March 31, 2015, which were later waived in the agreement discussed above.

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357	238.40%	—	December 31, 2016
March 31, 2014	$68,293	148.96%	—	March 31, 2017
June 30, 2014	$70,027	23.17%	—	June 30, 2017
September 30, 2014	$92,143	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017
March 31, 2015	$134,301	13.75%	2.01%	March 31, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
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

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice; however, the Adviser has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of March 31, 2015, $1,941,552 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $1,386,571, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock through March 31, 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314

Our distributions were previously paid quarterly in arrears. On April 2, 2015, the Company authorized and declared a first quarter cash distribution of $0.116 per share, to the shareholders of record as of April 13, 2015. Beginning April 2015, the Company commenced the declaration and payment of monthly distributions, payable in advance, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions. On April 16, 2015, the Company authorized and declared a cash distribution of $0.04 per share for the month of April 2015, to the shareholders of record as of April 29, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2015 (no distributions were paid during the three months ended March 31, 2014):

	Three months ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	16,211	94%
Short-term capital gains proceeds from the sale of assets	1,103	6%
Long-term capital gains proceeds from the sale of assets	—	—
Total	$17,314	100%

(1)	During the years ended December 31, 2014, 94.6% of the Company’s gross investment income was attributable to cash income earned, and 5.4% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $33,786 and $0, respectively. As of March 31, 2015 and 2014, the Company had $32,844 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the three months ended March 31, 2015 and 2014.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
GAAP basis net investment income	$28,530	$—
Reversal of incentive fee accrual on unrealized gains	5,256	—
Tax-basis net investment income	$33,786	$—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of March 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Three months ended March 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$39,187	$—
Distributable realized gains (long-term capital gains)	—	—
Net unrealized appreciation (depreciation) on investments	26,280	—
	$65,467	$—

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $2,085,673 and $1,351,838 as of March 31, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $26,399 and $(698) as of March 31, 2015 and December 31, 2014, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$1,592,883	$1,615,509	76%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	242,909	246,563	12%	120,167	119,375	8%
Equity/Other	250,000	250,000	12%	—	—	0%
Total	$2,085,792	$2,112,072	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$124,838	5.9%	$124,738	8.5%
Beverage, Food & Tobacco	239,621	11.3%	237,566	16.1%
Business Services	250,312	12.0%	—	0.0%
Construction Special Trade Contractors	250,460	12.0%	246,258	16.7%
Financial Services	250,000	11.8%	—	0.0%
Healthcare & Pharmaceuticals	251,420	11.9%	124,063	8.4%
High Tech Industries	125,234	5.9%	121,563	8.3%
Paper and Allied Products	124,935	5.9%	124,221	8.4%
Transportation: Cargo	124,838	5.9%	123,075	8.4%
Wholesale Trade-Durable Goods	125,518	5.9%	124,219	8.4%
Wholesale Trade-Nondurable Goods	244,896	11.5%	245,604	16.8%
Total	$2,112,072	100.0%	$1,471,307	100.0%

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

As of March 31, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	March 31, 2015(Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,112,072	1,471,307
Total	$2,112,072	$1,471,307

The Company’s investments as of March 31, 2015 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below for one equity investment, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the year three months ended March 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value (there were no investments for the three months ended March 31, 2014):

	For the Period Ended March 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	1,471,307
Accretion of discount (amortization of premium)	718	242	—	960
Net realized gain (loss)	3,542	—	—	3,542
Net change in unrealized appreciation (depreciation)	22,623	4,446	—	27,069
Purchases	370,000	122,500	250,000	742,500
Paid-in-kind interest	—	—	—	—
Sales and redemptions	(133,306)	—	—	(133,306)
Net transfers in or out of Level 3	—	—	—	—
Fair value at end of period	$1,615,509	$246,563	$250,000	2,112,072

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$22,623	$4,446	$—	27,069

The composition of the Company’s investments as of March 31, 2015, at amortized cost and fair value, were as follows (there were no investments for the three months ended March 31, 2014):

	March 31, 2015			December 31, 2014
	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,592,883	$1,615,509	76.5%	$1,351,927	$1,351,932	91.9%
Senior Secured Second Lien Debt	242,909	246,563	11.7%	120,167	119,375	8.1%
Equity/Other	250,000	250,000	11.8%	—	—	0.0%
Total	$2,085,792	$2,112,072	100.0%	$1,472,094	$1,471,307	100.0%

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,615,509	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt	246,563	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
Equity/Other	250,000	Cost(1)	N/A	N/A	N/A
	$2,112,072

(1) This investment was made on March 20, 2015.  The offering in which the Company invested was still underway and selling at the price paid by the Company.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,351,932	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt	119,375	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended
	March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$13.50	$13.50
Results of operations(1)
Net investment income (loss)	0.12	0.14
Net realized and unrealized appreciation (depreciation) on investments	0.13	0.01
Net increase (decrease) in net assets resulting from operations	0.25	0.15
Stockholder distributions(2)
Distributions from net investment income	(0.07)	—
Distributions from net realized gain on investments	(0.00)	—
Net decrease in net assets resulting from stockholder distributions	(0.07)	—
Capital share transactions
Issuance of common stock(3)	—	—
Offering costs(1)	(0.18)	(0.15)
Net increase (decrease) in net assets resulting from capital share transactions	(0.18)	(0.15)
Net asset value, end of period	$13.50	$13.50
Shares outstanding, end of period	244,260	229,474
Total return(4)	0.5%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$2,116,467	$1,916,867
Ratio of net investment income to average net assets(5)	1.4%	1.5%
Ratio of total operating expenses to average net assets(5)	6.7%	23.6%
Ratio of expenses reimbursed by sponsor to average net assets(5)	6.7%	23.6%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets(5)	0.30%	0.02%
Ratio of net operating expenses to average net assets(5)	0.0%	0.0%
Portfolio turnover(6)	6.2%	23.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the three months ended March 31, 2015 and the year ended December 31, 2014.
(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(3)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)
The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(5)	Average net assets in these calculations are exclusive of amounts classified as temporary equity.
(6)	Portfolio turnover for the three months ended March 31, 2015 is not annualized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

As a result of the Company’s failure to timely update its registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in the Offering during such period may trigger a right of rescission under the Securities Act for investors that purchased shares of common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of common stock and require the Company to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares. As of March 31, 2015, the total amount of equity subscribed during the period from May 1, 2014 to August 14, 2014 amounted to $1,276,152. To better ensure that the Company’s stockholders are not harmed by any claims for rescission, the Company has entered into an indemnification agreement with the Adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if the Company is unable to do so and to indemnify the Company for certain losses arising from rescission claims. The amount recorded as contingent is net of the amount indemnified by the Adviser.

The Company enters into contracts that contain a variety of indemnification provisions.  The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts.  Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 15, 2015, and notes the following:

For the period beginning April 1, 2015 and ending May 15, 2015, the Company sold 38,229.96 shares of its common stock for total gross proceeds of $554,792, including amounts issued pursuant to its distribution reinvestment plan in the amount of $19,792.

On April 10, 2015, the Company made an additional investment of $500,000 in the Series C-2 Preferred Units of Javlin Capital, for a total investment of $750,000.

On April 30, 2015, the Company made a private equity investment of $500,000 into a rapidly growing institutional pharmacy, Injured Workers Pharmacy (www.iwpharmacy.com). Injured Workers Pharmacy (“IWP”), founded in 2001, is a leading specialty pharmacy serving patients in the $8 billion Workers’ Compensation and Personal Injury claim markets in the United States. These are highly specialized and complicated claims being paid largely by indemnity insurers as opposed to traditional healthcare plans or Medicare. IWP has developed expertise and systems that enable it to navigate the complicated, state-by-state, plan-by-plan billing process.  The complex nature of managing through all these regulations creates a natural barrier to entry and has allowed IWP to benefit from a rapidly growing segment of institutional pharmacy.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated April 30, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2015.

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

We are offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”).  On September 4, 2012 our registration statement was declared effective by the SEC.   On April 30, 2015 we filed our most recent post-effective amendment to our registration statement which was declared effective by the SEC on April 30, 2015. As of May 15, 2015, we have sold 282,489.60 shares of common stock for gross proceeds of approximately $4,119,936, including shares issued pursuant to its distribution reinvestment plan in the amount of $28,726, and 14,315 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

We intend to generate the majority of our current income by investing in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The senior secured and second lien secured loans in which we invest generally will have stated terms of three to seven years and any subordinated investments that we make generally will have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation- also known as “junk bonds”). However, we may also invest in non-rated debt securities.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we made investments in portfolio companies totaling $742,500. During the same period, we sold investments for proceeds of $124,516 and received principal repayments of $8,790. As of March 31, 2015, our investment portfolio, with a total fair value of $2,112,072, consisted of interests in 12 portfolio companies (76% in first lien senior secured loans, 12% in second lien senior secured loans and 12% in equity).  The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $69.5 million.  As of March 31, 2015, the investments in our debt portfolio were purchased at a weighted average price of 98.2% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 88% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale.  (BS refers to investments that are below investment grade, also known as “junk bonds.”  Our estimated gross annual portfolio yield was 5.6% based upon the amortized cost of our investments and was 6.4% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2015. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and December 31, 2014:

Net Investment Activity	Three months ended March 31, 2015	Year ended December 31, 2014
Purchases	$742,500	$1,725,001
Sales and Redemptions	(133,306)	(249,375)
Net Portfolio Activity	$609,194	$1,475,626

The following table presents the composition of the total purchases for the three months ended March 31, 2015 and December 31, 2014:

	Three months ended March 31, 2015		Year ended December 31, 2014
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$370,000	50%	$1,605,001	93%
Senior Secured Loans—Second Lien	122,500	16%	120,000	7%
Equity/Other	250,000	34%	—	0%
Total	$742,500	100%	$1,725,001	100%

The following tables summarize the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$1,592,883	$1,615,509	76%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	242,909	246,563	12%	120,167	119,375	8%
Equity/Other	250,000	250,000	12%	—	—	0%
Total	$2,085,792	$2,112,072	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2015	December 31, 2014
Number of Portfolio Companies	12	10
% Variable Rate (based on fair value)	88.0%	100.0%
% Fixed Rate (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	12.0%	0.0%
Average Annual EBITDA of Portfolio Companies	69.5 MM	96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.4%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$124,838	5.9%	$124,738	8.5%
Beverage, Food & Tobacco	239,621	11.3%	237,566	16.1%
Business Services	250,312	12.0%	—	0.0%
Construction Special Trade Contractors	250,460	12.0%	246,258	16.7%
Financial Services	250,000	11.8%	—	0.0%
Healthcare & Pharmaceuticals	251,420	11.9%	124,063	8.4%
High Tech Industries	125,234	5.9%	121,563	8.3%
Paper and Allied Products	124,935	5.9%	124,221	8.4%
Transportation: Cargo	124,838	5.9%	123,075	8.4%
Wholesale Trade-Durable Goods	125,518	5.9%	124,219	8.4%
Wholesale Trade-Nondurable Goods	244,896	11.5%	245,604	16.8%
Total	$2,112,072	100.0%	$1,471,307	100.0%

We do not “control” any of our portfolio companies, each as defined in the 1940 Act. We are an affiliate of one portfolio company, Javlin Capital, LLC.  In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Subadviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our debt portfolio. All of the investments included in our Subadviser’s rating systems refer to non-rated debt securities or rated debt securities that carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation also known as “junk bonds”).  These ratings are on a scale of 1 to 8 as follows:

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

4	Above Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.
5	Below Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.
6	Watching Closely – Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).
7	Distressed – Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).
8	Defaulted – Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

The following table shows the distribution of our debt investments on the 1 to 8 scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	250,460	13.5%	124,063	6.7%
3	500,290	26.9%	608,043	32.7%
4	861,250	46.3%	614,463	33.0%
5	250,072	13.4%	124,738	6.7%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$1,862,072	100.0%	$1,471,307	79.0%

Results of Operations

We commenced operations on June 25, 2014, when we raised in excess of $2,500,000 in accordance with our minimum offering requirement.  Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. Additionally, investment in portfolio companies did not commence until October 1, 2014.  As a result, no comparisons with the comparable period for have been included for some items.

Investment Income

For the three months ended March 31, 2015 and 2014, we generated $28,530 and $0 in investment income in the form of interest and fees earned on senior secured loans.  Such revenues represent $27,569 of cash income and $961 in non-cash portions related to the accretion of discounts for the three months ended March 31, 2015.  We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $134,301 for the three months ended March 31, 2015, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $18,408 and the incentive fees for the quarter were $5,964.   Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $134,301 for the three months ended March 31, 2015.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $84,269 for the three months ended March 31, 2014, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $9,786 and no incentive fee was incurred for the quarter.  Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $84,269 for the three months ended March 31, 2014.

Our other general and administrative expenses totaled $2,350 and $1,713 for the three months ended March 31, 2015 and 2014, respectively, and consisted of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Printing fees	$1,178	$—
Licenses and permits	1,039	939
Other	133	774
Total	$2,350	$1,713

Net Investment Income

Our net investment income totaled $28,530 ($0.12 per share based on weighted average shares outstanding) for the three months ended March 31, 2015.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2015, we sold investments and received principal payments of $133,306, from which we realized a net gain of $3,542.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2015, net unrealized appreciation totaled $27,069.

Changes in Net Assets from Operations

For the three months ended March 31, 2015, we recorded a net income of $59,141 versus net income of $0 for the three months ended March 31, 2014.

Based on 235,886 weighted average common shares outstanding for the three months ended March 31, 2015, basic and diluted, our per share net increase in net assets resulting from operations was $0.25

Based on 14,815 and 47,376 weighted average common shares outstanding for the three months ended March 31, 2014, basic and diluted, respectively, our per share net increase in net assets resulting from operations was $0 and $0, respectively.

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

During the three months ended March 31, 2015, we sold 14,785.41 shares of our common stock for gross proceeds of $220,923 at an average price per share of $13.53.  The gross proceeds received during the three months ended March 31, 2015 include reinvested stockholder distributions of $8,934 for which we issued 626.95 shares of common stock.  During the three months ended March 31, 2015, we also incurred offering costs of $42,300 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $20,850 for the three months ended March 31, 2015. These sales commissions and fees include $4,240 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours.

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

Distributions

We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during through March 31, 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314

Our distributions previously were paid quarterly in arrears.  On January 15, 2015, our Board declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our Board declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock, payable in advance.  We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock.  Our first monthly distribution for the month of April 2015 of $0.04 per share was declared by our Board on April 16, 2015 and is payable on May 8, 2015, to shareholders of record as of April 29, 2015. No distributions were declared for the years ended December 31, 2013 and 2012.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2015 (no distributions were paid during the three months ended March 31, 2014):

	Three months ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	16,211	94%
Short-term capital gains proceeds from the sale of assets	1,103	6%
Long-term capital gains proceeds from the sale of assets	—	—
Total	$17,314	100%

(1)	During the years ended December 31, 2014, 94.6% of the Company’s gross investment income was attributable to cash income earned, and 5.4% was attributable to non-cash accretion of discount.

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

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s operating expenses, subject to repayment by us to the Adviser, in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser our Adviser has agreed to make advances to us to cover certain of our operating expenses. (See “Expense Reimbursement Agreement”, below)

Management Fee

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $1,941,552 as of March 31, 2015, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357	238.40%	—	December 31, 2016
March 31, 2014	$68,293	148.96%	—	March 31, 2017
June 30, 2014	$70,027	23.17%	—	June 30, 2017
September 30, 2014	$92,143	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017
March 31, 2015	$134,301	13.75%	2.01%	March 31, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
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

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	March 31, 2015	December 31, 2014
Operating Expenses	$774,897	$640,597
Offering Costs	1,167,005	1,060,438
Due to related party offset	(1,386,571)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$212,616	$252,979

Operating Expenses are the amounts reimbursed by the Adviser for our operating costs and Offering Costs are the cumulative amount of organizational and offering expenses reimbursed to us by the Adviser and subject to future reimbursement per the terms of our expense reimbursement agreement.  The following chart summarizes these amounts:

Due to related party offset represents the cash the Adviser paid directly for our operating and offering expenses and Reimbursements received from sponsor are the amounts the Adviser paid in cash to us for reimbursement of our operating and offering costs.

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

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of distributions, even if we have not collected any cash.

Organization and Offering Expenses

The Company has incurred certain expenses in connection with the registration of shares of its common stock for sale as discussed in Note 1 of our financial statements– Description of Business and Summary of Significant Accounting Policies. These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. These costs were included in deferred offering costs in the accompanying balance sheets. Simultaneous with the sale of common shares, the deferred offering costs will be reclassified to stockholders’ equity upon the issuance of shares.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, all of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2015:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	4.31%
Up 200 basis points	20.26%
Up 300 basis points	36.21%

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

In addition, we may have risk regarding portfolio valuation. See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Dated: May 15, 2015	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)

