Form 10-Q
period 2015-06-30
Triton Pacific Investment Corporation, Inc.
filed 2015-08-14
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 14, 2015, the Registrant had 348,304.3 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

StatementS of Financial Position

	June 30
	2015	December 31,
	(unaudited)	2014
ASSETS

Investments, at fair value (amortized cost - $3,080,061 and $1,472,094, respectively)	$3,099,957	$1,471,307
Cash	1,206,214	1,654,492
Receivable for investments sold	249,676	249,375
Principal and interest receivable	2,187	900
Prepaid expenses	6,783	38,044
Reimbursement due from Adviser (see Note 4)	250,624	252,979

	$4,815,441	$3,667,097

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$—	$246,250
Accounts payable and accrued liabilities	275,014	304,643
Stockholder distributions payable	6,559	—
Due to related parties (see Note 4)	3,652	18,300
TOTAL LIABILITIES	285,225	569,193

COMMITMENTS AND CONTINGENCIES (see Note 9)

TEMPORARY EQUITY
Contingently redeemable common shares (see Note 9) 41,893.10 and 87,481.04 shares issued and outstanding respectively	565,600	1,181,037
	565,600	1,181,037

NET ASSETS
Common stock, $0.001 par value,
75,000,000 shares authorized,
293,678.38 and 141,993.2 shares issued and outstanding respectively	335	229
Capital in excess of par value	3,939,304	1,899,340
Accumulated undistributed net realized gains	5,080	1,875
Accumulated undistributed net investment income	—	16,211
Accumulated unrealized appreciation on investments	19,897	(788)

TOTAL NET ASSETS	3,964,616	1,916,867

TOTAL LIABILITIES AND NET ASSETS	$4,815,441	$3,667,097

Net asset value per share of common stock at year end	$13.50	$13.50

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

INVESTMENT INCOME
Interest income	$32,285	$38	$60,301	$38
Fee income	313	—	827	—

Total investment income	32,598	38	61,128	38

OPERATING EXPENSES
Management fees	20,933	13,564	39,341	23,350
Capital gains incentive fees (see Notes 2 and 4)	(521)	—	5,443	—
Board fees	—	23,250	—	46,500
Administrator expense	62,805	29,144	125,879	65,814
Professional fees	62,412	14,525	92,834	27,375
Insurance expense	16,766	—	30,849	—
Other operating expenses	4,154	5,558	6,504	7,271

Total operating expenses	166,549	86,041	300,850	170,310

Expense reimbursement from Adviser	(166,549)	(86,003)	(300,850)	(170,272)

Net expenses	—	38	—	38

Net investment income	32,598	—	61,128	—

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on investments	3,779	—	7,321	—
Net increase in unrealized appreciation (depreciation) on investments	(6,384)	—	20,685	—

Total net realized and unrealized gain (loss) on investments	(2,605)	—	28,006	—

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$29,993	$—	$89,134	$—

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$0.10	$—	$0.34	$—

Weighted average common shares outstanding - basic and diluted	289,359	23,511	262,770	19,187

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

StatementS of CHANGES IN NET ASSETS

SIX MONTHS ended JUNE 30, 2015 and 2014

(Unaudited)

	2015	2014
Operations
Net investment income	$61,128	$—
Net realized gain on investments	7,321	—
Net increase in unrealized appreciation on investments	20,685	—
Net increase in Net Assets resulting from operations	89,134	—
Stockholder distributions (see Note 5)
Distributions from net investment income	(77,338)	—
Distributions from net realized gain on investments	(4,119)	—
Net decrease in net assets resulting from stockholder distributions	(81,457)	—
Capital share transactions
Issuance of common stock (see Note 3)	1,391,937	2,136,647
Reinvestment of stockholder distributions (see Note 3)	42,620	—
Offering costs	(9,922)	—
Net increase in Net Assets resulting from capital share transactions	1,424,635	2,136,647

Total increase in net assets	1,432,312	2,136,647
Net assets at beginning of period	1,916,867	200,003
Temporary equity reclassed as permanent equity	615,437	—
Net assets at end of period	$3,964,616	$2,336,650
Accumulated undistributed net investment income	$—	$—

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

Statements of CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$89,134	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used by) operating activities
Purchases of investments	(1,989,375)	—
Proceeds from sales and repayments of investments	390,832	—
Net realized gain from investments	(7,321)
Net increase in unrealized appreciation on investments	(20,685)	—
Accretion of discount	(2,101)	—
Increases and decreases in assets and liabilities
Principal and interest receivable	(1,287)	—
Receivable for investments sold	(301)	—
Prepaid expenses	31,261	1,174
Reimbursement due from Adviser	2,355	(170,272)
Payable for investments purchased	(246,250)	—
Accounts payable and accrued liabilities	(29,629)	169,136
Due to related parties	(14,648)	—
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(1,798,015)	38

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in restricted cash held in escrow	—	160,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	160,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,391,937	—
Proceeds from sale of common stock held in escrow	—	1,976,648
Stockholder distributions	(38,837)	—
Increases in distributions payable	6,559	—
Offering costs	(9,922)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,349,737	1,976,648

NET INCREASE (DECREASE) IN CASH	(448,278)	2,136,686

CASH - BEGINNING OF PERIOD	$1,654,492	$85

CASH - END OF PERIOD	$1,206,214	$2,136,771

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$—	$122,661
Reinvestment of stockholder distributions	$42,620	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2015

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—40.47%	(e)
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10 /15/2021	$124,375	$123,263	$124,958
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	9 /24/2021	123,750	122,638	124,369
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.75%)	1.0%	10 /1/2021	124,064	123,787	124,374
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1 /30/2021	124,375	123,201	124,375
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7 /1/2020	240,516	238,359	241,117
Curo Health		Healthcare & Pharmaceuticals	L+5.00% (6.50%)	1.0%	2 /2/2022	124,688	123,511	125,857
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4 /7/2020	120,313	115,984	116,026
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12 /23/2021	124,688	123,572	123,784
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12 /5/2020	124,688	122,397	124,843
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4 /16/2021	125,000	123,792	126,094
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6 /12/2022	125,000	123,139	124,375
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	1.0%	11 /25/2020	124,057	123,237	124,160
Total Senior Secured Loans—First Lien						$1,605,514	$1,586,880	$1,604,332

Senior Secured Loans—Second Lien—6.20%	(e)
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10 /7/2021	125,000	120,528	120,625
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1 /30/2021	125,000	122,652	125,000
Total Senior Secured Loans—Second Lien						$250,000	$243,180	$245,625

Equity/Other—31.53%	(e)
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	500,000
Javlin Capital LLC Class C-2 Preferred Units	(a) (d)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						714,286	$1,250,000	$1,250,000

TOTAL INVESTMENTS—78.19%							$3,080,060	$3,099,957
OTHER ASSETS IN EXCESS OF LIABILITIES—21.81%								$864,659
NET ASSETS - 100.0%								$3,964,616

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2015 represented 31.53% of the Company’s net assets. Fair value as of June 30, 2015 along with transactions during the period ended June 30, 2015 in affiliated investments were as follows)

		Period ended June 30, 2015

Non-controlled, Affiliated Investments	Fair Value at March 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at June 30, 2015	Net Realized Gain (Loss)
ACON IWP Investors I, L.L.C.	$—	$500,000	$—	$500,000	$—
Javlin Financial, LLC	250,000	500,000	—	750,000	—
Total	$250,000	$1,000,000	$—	$1,250,000	$—

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of June 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.28%.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company.
(e)	All investments are considered qualifying assets under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2015, 100% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2014

Portfolio Company	Footnotes	Industry	Rate (b)	Maturity	Principal Amount	Amortized Cost	Fair Value
Senior Secured Loans—First Lien—70.6%
Mannington Mills, Inc.		Construction Special Trade Contractors	L+3.75% (4.75%)	10 /1/2021	$249,375	$246,964	$246,258
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	10 /15/2021	125,000	$123,795	$124,219
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	9 /24/2021	124,375	$123,482	$124,738
Ranpak Corp.		Paper and Allied Products	L+3.75% (4.75%)	10 /1/2021	124,688	$124,387	$124,221
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	7 /1/2020	246,839	$244,447	$245,604
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	4 /7/2020	123,438	$118,650	$118,191
FHC Health Systems, Inc.	(a)	Healthcare & Pharmaceuticals	L+4.00% (5.00%)	12 /23/2021	125,000	$123,839	$124,063
TIBCO Software	(a)	High Tech Industries	L+5.50% (6.50%)	12 /5/2020	$125,000	$122,589	$121,563
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	11 /25/2020	124,686	$123,774	$123,075
Total Senior Secured Loans—First Lien					$1,368,401	$1,351,927	$1,351,932

Senior Secured Loans—Second Lien—6.2%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	10 /7/2021	125,000	$120,167	$119,375

Total Senior Secured Loans—Second Lien					$125,000	$120,167	$119,375

TOTAL INVESTMENTS—76.8%						$1,472,094	$1,471,307
OTHER ASSETS IN EXCESS OF LIABILITIES—33.2%							$445,560
NET ASSETS - 100.0%							$1,916,867

(a)	Position unsettled as of December 31, 2014.
(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.25%.

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a private equity fund, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15.00 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of June 30, 2015, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company.

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

The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making the investment decisions for the portfolio.

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues and market comparables.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended June 30, 2015 was $(521), of which $(1,277) was for Incentive Fees calculated on unrealized losses. The fee for the six months ended June 30, 2015 was $5,443, of which $3,979 was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs were and will be charged to stockholders’ equity. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2015 and December 31, 2014, $1,333,769 and $1,060,438, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as June 30, 2015 and June 30, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Reclassification. Certain amounts in the 2014 financial statements have been reclassified in order to conform with the 2015 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	103,106.35	$1,519,289	158,270.16	$2,319,719
Reinvestment of Distributions	2,990.90	42,620	—	—
Commissions and Dealer Manager Fees	—	(127,352)	—	(183,072)
Net Proceeds to Company from Share Transactions	106,097.25	$1,434,557	158,270.16	2,136,647

Status of Continuous Public Offering

During the six months ended June 30, 2015 and 2014, the Company sold 106,097.25 and 158,270.16 shares of common stock, respectively, for gross proceeds of approximately $1,519,289 and $2,319,719, at an average price per share of $14.72 and $14.66, respectively. The gross proceeds received during the six months ended June 30, 2015 and 2014 include reinvested stockholder distributions of $42,620 and $0, respectively, for which the Company issued 2,990.90 and 0 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $127,352 and $183,072 for the periods ended June 30, 2015 and 2014, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through June 30, 2015, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the Statements of Financial Position:

	June 30,	December 31,
	2015	2014
Operating Expenses	$941,446	$640,597
Offering Costs	1,333,769	1,060,438
Due to related party offset	(1,681,876)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$250,624	$252,979

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and months ended June 30, 2015 and 2014:

			Three months ended June 30,		Six months ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$20,933	$13,564	$39,341	$23,350
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$(521)	$—	$5,443	$—
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$62,805	$29,144	$125,879	$65,814
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$29,119	$3,100	$33,359	$3,100

(1)	During the six months ended June 30, 2015 and 2014, the Company earned capital gains incentive fees of $5,443 and $0, respectively, based on the performance of its portfolio, of which $3,979 and $0, respectively, was based on unrealized gains, and $1,464 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the six months ended June 30, 2015 and 2014, the Company paid the Dealer Manager $127,352 and $183,072, respectively, in sales commissions and dealer fees. $33,359 and $3,100 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

Director’s Fees

On December 15, 2014, the Company entered into an agreement (the “Director Agreement”) with its three independent directors, Marshall Goldberg, William Pruitt and Ronald Ruther (collectively, the “Independent Directors”), whereby the Independent Directors agreed to certain revisions to their compensation for serving as members of the Company’s Board. Specifically, effective October 1, 2014, the fees payable to an Independent Director shall be determined based on the Company’s net assets as of the end of each fiscal quarter and be paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board Meeting Fee	Annual Audit Committee Chairperson Fee	Annual Audit Committee Member Fee	Audit Committee Meeting Fee
$0 to $25 million	—	—	—	—	—
$25 million to $75 million	$20,000	$1,000	$10,000	$2,500	$500
over $75 million	$30,000	$1,000	$12,500	$2,500	$500

No Director’s fees were accrued for the three and six months ended June 30, 2015, and $46,500 and $23,250 were recorded for the three and six months ended June 30, 2014, respectively, which were later waived in the agreement discussed above.

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357	238.40%	—	December 31, 2016
March 31, 2014	$68,293	148.96%	—	March 31, 2017
June 30, 2014	$70,027	23.17%	—	June 30, 2017
September 30, 2014	$92,143	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017
March 31, 2015	$134,301	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	14.10%	3.20%	June 30, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of June 30, 2015, $2,275,215 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $1,681,876, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock through June 30, 2015:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295

Prior to April 2015, our distributions were paid quarterly in arrears.  On April 2, 2015, the Company authorized and declared a first quarter cash distribution of $0.116 per share, to the shareholders of record as of April 13, 2015. Beginning April 2015, the Company commenced the declaration and payment of monthly distributions, payable in advance, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions.

On July 16, 2015, the Company authorized and declared a cash distribution of $0.04 per share for the month of July 2015, to the shareholders of record as of July 30, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2015 (no distributions were paid during the six months ended June 30, 2014):

	Six months ended June 30, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	77,338	95%
Short-term capital gains proceeds from the sale of assets	4,119	5%
Long-term capital gains proceeds from the sale of assets	—	—
Total	$81,457	100%

(1)	During the six months ended June 30, 2015, 97.6% of the Company’s gross investment income was attributable to cash income earned, and 2.4% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $93,113 and $0, respectively. As of June 30, 2015 and 2014, the Company had $5,080 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the six months ended June 30, 2015 and 2014.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
GAAP basis net investment income	$61,128	$—
Reversal of incentive fee accrual on unrealized gains	3,979	—
Tax-basis net investment income	$65,107	$—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As June 30, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Six months ended June 30,
	2015 (unaudited)	2014
Distributable ordinary income (income and short-term capital gains)	$5,080	$—
Distributable realized gains (long-term capital gains)	—	—
Net unrealized appreciation (depreciation) on investments	20,685	—
	$25,765	$—

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $3,079,851 and $1,351,838 as of June 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $20,106 and $(698) as of June 30, 2015 and December 31, 2014, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$1,586,880	$1,604,332	52%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	243,180	245,625	8%	120,167	119,375	8%
Equity/Other	1,250,000	1,250,000	40%	—	—	0%
Total	$3,080,060	$3,099,957	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$124,369	4.0%	$124,738	8.5%
Beverage, Food & Tobacco	236,651	7.6%	237,566	16.1%
Business Services	249,375	8.0%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	874,016	28.3%	124,063	8.4%
High Tech Industries	250,937	8.1%	121,563	8.3%
Paper and Allied Products	124,374	4.0%	124,221	8.4%
Specialty Finance	750,000	24.3%	—	0.0%
Transportation: Cargo	124,160	4.0%	123,075	8.4%
Wholesale Trade-Durable Goods	124,958	4.0%	124,219	8.4%
Wholesale Trade-Nondurable Goods	241,117	7.7%	245,604	16.7%
Total	$3,099,957	100.0%	$1,471,307	100.0%

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

As of June 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	June 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,099,957	1,471,307
Total	$3,099,957	$1,471,307

The Company’s investments as of June 30, 2015 consisted of debt securities that are traded on a private over-the-counter market for institutional investors and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in one instance, market comparables.

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

The following is a reconciliation for the six months ended June 30, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value (there were no investments for the six months ended June 30, 2014):

	For the Six Months Ended June 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	1,471,307
Accretion of discount (amortization of premium)	1,588	513	—	2,101
Net realized gain (loss)	7,321	—	—	7,321
Net change in unrealized appreciation (depreciation)	17,448	3,237	—	20,685
Purchases	616,875	122,500	1,250,000	1,989,375
Paid-in-kind interest	—	—	—	—
Sales and redemptions	(390,832)	—	—	(390,832)
Net transfers in or out of Level 3	—	—	—	—
Fair value at end of period	$1,604,332	$245,625	$1,250,000	3,099,957

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$17,448	$3,237	$—	20,685

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,604,332	Market quotes	Indicative dealer quotes	96.00 - 101.25	99.94
Senior Secured Second Lien Debt	245,625	Market quotes	Indicative dealer quotes	96.00 - 101.00	98.28
Equity/Other	1,250,000	Cost(1)	NA	N/A	N/A
Total	$3,099,957

(1) The offerings in which the Company invested were still underway during most of the quarter and cost approximates fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,351,932	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt	119,375	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$13.50	$13.50
Results of operations(1)
Net investment income (loss)	0.23	0.14
Net realized and unrealized appreciation (depreciation) on investments	0.11	0.01
Net increase (decrease) in net assets resulting from operations	0.34	0.15
Stockholder distributions(2)
Distributions from net investment income	(0.29)	—
Distributions from net realized gain on investments	(0.02)	—
Net decrease in net assets resulting from stockholder distributions	(0.31)	—
Capital share transactions
Issuance of common stock(3)	0.01	—
Offering costs(1)	(0.04)	(0.15)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	(0.15)
Net asset value, end of period	$13.50	$13.50
Shares outstanding, end of period	335,571	229,474
Total return(4)	2.3%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$3,964,616	$1,916,867
Ratio of net investment income to average net assets(5)	2.1%	1.5%
Ratio of total operating expenses to average net assets(5)	10.2%	23.6%
Ratio of expenses reimbursed by sponsor to average net assets(5)	10.2%	23.6%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets(5)	0.19%	0.02%
Ratio of net operating expenses to average net assets(5)	0.0%	0.0%
Portfolio turnover(6)	12.7%	23.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the six months ended June 30, 2015 and the year ended December 31, 2014.
(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(4)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(5)	Average net assets in these calculations are exclusive of amounts classified as temporary equity.
(6)	Portfolio turnover for the six months ended June 30, 2015 is not annualized.

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

As a result of the Company’s failure to timely update its registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in the Offering during such period may trigger a right of rescission under the Securities Act for investors that purchased shares of common stock during this period.  Such stockholders may have the right to rescind their purchase of shares of common stock and require the Company to reacquire their shares at a price equal to the price originally paid for such shares, plus interest, less the amount of any income (i.e., dividends) received by the investor on such shares for a period of twelve months after the initial purchase of shares. As of June 30, 2015, the total amount of equity subscribed during the period that remains redeemable amounted to $609,000. To better ensure that the Company’s stockholders are not harmed by any claims for rescission, the Company has entered into an indemnification agreement with the Adviser whereby the Adviser has agreed to provide funds necessary for stockholder claims for rescission if the Company is unable to do so and to indemnify the Company for certain losses arising from rescission claims. The amount recorded as contingent is net of the amount indemnified by the Adviser.

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on August 14, 2015, and notes the following:

For the period beginning July 1, 2015 and ending August 14, 2015, the Company sold 12,732.81 shares of its common stock for total gross proceeds of $190,618, including amounts issued pursuant to its distribution reinvestment plan in the amount of $7,118.

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

Overview

We are a private equity fund that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies .. We are structured as a specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Company Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

We are offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. On April 30, 2015 we filed our most recent post-effective amendment to our registration statement which was declared effective by the SEC on April 30, 2015. As of August 14, 2015, we have sold 348,304.30 shares of common stock for gross proceeds of approximately $5,096,748, including shares issued pursuant to its distribution reinvestment plan in the amount of $49,738, and 14,315 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.1 billion in assets under management as of March 31, 2015. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Revenues

We plan to generate revenue in the form of dividends, interest and capital gains on the debt securities and equity interests that we hold. In addition, we may generate revenue from our portfolio companies in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be recognized as earned.

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

Reimbursement of TFA Associates, LLC for Administrative Services

We will reimburse TFA Associates for the administrative expenses necessary for its performance of services to us. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. However, such reimbursement is made in an amount equal to the lower of the Administrator’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of TFA Associates.

Portfolio and Investment Activity

During the six months ended June 30, 2015, we made investments in portfolio companies totaling $1,989,375. During the same period, we sold investments for proceeds of $374,192 and received principal repayments of $16,640. As of June 30, 2015, our investment portfolio, with a total fair value of $3,099,957, consisted of interests in 14 portfolio companies (52% in first lien senior secured loans, 8% in second lien senior secured loans and 40% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $46.9 million. As of June 30, 2015, the investments in our debt portfolio were purchased at a weighted average price of 98.5% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 60% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 3.9% based upon the amortized cost of our investments and was 6.5% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2015. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015:

Net Investment Activity	Three months ended June 30, 2015	Six months ended June 30, 2015
Purchases	$1,246,875	$1,989,375
Sales and Redemptions	(275,106)	(390,832)
Net Portfolio Activity	$971,769	$1,598,543

The following table presents the composition of the total purchases for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$246,875	20%	$616,875	31%
Senior Secured Loans—Second Lien	0	0%	122,500	6%
Equity/Other	1,000,000	80%	1,250,000	63%
Total	$1,246,875	100%	$1,989,375	100%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$1,586,880	$1,604,332	52%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	243,180	245,625	8%	120,167	119,375	8%
Equity/Other	1,250,000	1,250,000	40%	—	—	0%
Total	$3,080,060	$3,099,957	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	June 30, 2015	December 31, 2014
Number of Portfolio Companies	14	10
% Variable Rate (based on fair value)	60.0%	100.0%
% Fixed Rate (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	40.0%	0.0%
Average Annual EBITDA of Portfolio Companies	$46.9MM	$96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	3.9%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$124,369	4.0%	$124,738	8.5%
Beverage, Food & Tobacco	236,651	7.6%	237,566	16.1%
Business Services	249,375	8.0%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	874,016	28.3%	124,063	8.4%
High Tech Industries	250,937	8.1%	121,563	8.3%
Paper and Allied Products	124,374	4.0%	124,221	8.4%
Specialty Finance	750,000	24.3%	—	0.0%
Transportation: Cargo	124,160	4.0%	123,075	8.4%
Wholesale Trade-Durable Goods	124,958	4.0%	124,219	8.4%
Wholesale Trade-Nondurable Goods	241,117	7.7%	245,604	16.7%
Total	$3,099,957	100.0%	$1,471,307	100.0%

We do not “control” any of our portfolio companies, each as defined in the Company Act. We are an affiliate of two portfolio companies, Javlin Capital, LLC (held through TPJ Holdings, Inc.) and Injured Workers Pharmacy, LLC (held through ACON IWP Investors I, L..L.C) In general, under the Company Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

1	Strongest – highest quality obligors, minimal medium term default risk; possibly moving towards investment grade status.
2	Strong – high quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.
3	Solid – credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third party ratings downgrades.
4	Above Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.
5	Below Average – credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.
6	Watching Closely – Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).
7	Distressed – Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).
8	Defaulted – Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

The	following table shows the distribution of our debt investments on the 1 to 8 scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	—	0.0%	124,063	8.4%
3	251,052	13.6%	608,043	41.3%
4	1,103,679	59.6%	614,463	41.8%
5	495,226	26.8%	124,738	8.5%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$1,849,957	100.0%	$1,471,307	100.0%

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

Investment Income

For the three months ended June 30, 2015 and 2014, we generated $32,598 and $38, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $31,458 of cash income and $1,140 in non-cash portions related to the accretion of discounts for the three months ended June 30, 2015. We expect the dollar amount of interest that we earn to increase as the size of our investment portfolio increases.

 For the six months ended June 30, 2015 and 2014, we generated $61,128 and $38, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $59,027 of cash income and $2,101 in non-cash portions related to the accretion of discounts for the six months ended June 30, 2015.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $166,549 and $86,041 for the three months ended June 30, 2015 and 2014, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $20,933 and $13,564, respectively, and the incentive fees for the quarters were $(521) and $0, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $166,549 and $86,003 for the three months ended June 30, 2015 and 2014.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $300,850 and $170,272 for the six months ended June 30, 2015 and 2014, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $39,341 and $23,350, respectively, and the incentive fees for the quarters were $5,443 and $0, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $300,850 and $170,272 for the three months ended June 30, 2015 and 2014.

Our other general and administrative expenses totaled $4,154 and $5,558 for the three months ended June 30, 2015 and 2014, respectively, and $6,504 and $7,271 for the six months ended June 30, 2015and 2014, respectively, and consisted of the following:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2015
Licenses and permits	$—	$99	$239	$238
Printing fees	1,670	2,912	2,848	2,912
Travel expenses	2,042	1,217	2,042	1,217
Other	442	1,330	1,375	2,904
Total	$4,154	$5,558	$6,504	$7,271

Net Investment Income

Our net investment income totaled $32,598 ($0.11 per share based on weighted average shares outstanding) for the three months ended June 30, 2015 and $61,128 ($0.23 per share based on weighted average shares outstanding) for the six months ended June 30, 2015. Our net investment income was $0 for the three and six months ended June 30, 2014.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2015, we sold investments and received principal payments of $275,106 and $390,832, from which we realized a net gain of $3,779 and $7,321, respectively. There was no portfolio activity for the same periods in 2014.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2015, net changes in unrealized appreciation were $(6,384) and $20,685, respectively. There was no portfolio activity for the same periods in 2014.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2015, we recorded a net income of $29,993 and $89,134, respectively, versus net income of $0 for the three and six months ended June 30, 2014.

Based on 289,359 and 262,770 weighted average common shares outstanding for the three and six months ended June 30, 2015, basic and diluted, our per share net increase in net assets resulting from operations was $0.10 and $0.34.

Based on 23,511 and 19,187 weighted average common shares outstanding for the three and six months ended June 30, 2014, basic and diluted, respectively, our per share net increase in net assets resulting from operations was $0 and $0, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds of our offering, and from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, and payments of our expenses and distributions to holders of our common stock.

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

We will sell our shares on a continuous basis at a price of $15.00 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. . In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the six months ended June 30, 2015, we sold 106,097.25 shares of our common stock for gross proceeds of $1,434,557 at an average price per share of $14.72. The gross proceeds received during the six months ended June 30, 2015 include reinvested stockholder distributions of $42,620 for which we issued 2,990.90 shares of common stock. During the six months ended June 30, 2015, we also incurred offering costs of $9,922 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $127,352 for the six months ended June 30, 2015. These sales commissions and fees include $33,359 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of the Company.

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

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On July 27, 2012, we entered into the investment advisory agreement with Triton Pacific Adviser, LLC in accordance with the Company Act. The investment advisory agreement became effective on June 25, 2014, the date that we met the minimum offering requirement. Triton Pacific Adviser serves as our investment advisor in accordance with the terms of our investment advisory agreement. Payments under our investment advisory agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) a capital gains incentive fee based on our performance.

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

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, when we make a distribution, stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders.

The following table reflects the cash distributions per share that we have declared and paid on our common stock through June 30, 2015:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295

Our distributions previously were paid quarterly in arrears.  On January 15, 2015, our Board declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our Board declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance.  We then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock.  On July 16, our board declared a distribution of $0.04 per share payable to shareholders of record on July 30, 2015.  No distributions were declared for the years ended December 31, 2013 and 2012.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2015 (no distributions were paid during the six months ended June 30, 2014):

	Six months ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	77,338	95%
Short-term capital gains proceeds from the sale of assets	4,119	5%
Long-term capital gains proceeds from the sale of assets	—	—
Total	$81,457	100%

(1)	During the six months ended June 30, 2015, 97.6% of the Company’s gross investment income was attributable to cash income earned, and 2.4% was attributable to non-cash accretion of discount.

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

We have entered into an administration agreement with TFA Associates in which our senior management holds equity interest and acts as principals.

We have entered into a dealer manager agreement with Triton Pacific Securities, LLC and pay them a fee of up to 10% of gross proceeds raised in the offering, some of which will be re-allowed to other participating broker-dealers. Triton Pacific Securities, LLC is an affiliated entity of Triton Pacific Adviser.

We have entered into a license agreement with Triton Pacific Group, Inc. under which Triton Pacific Group, Inc. has granted us a non-exclusive, royalty-free license to use the name “Triton Pacific” for specified purposes in our business. Under this agreement, we have the right to use the “Triton Pacific” name, subject to certain conditions, for so long as Triton Pacific Adviser or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Triton Pacific” name.

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s organization, offering and operating expenses, subject to repayment by us to the Adviser, in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser. (See “Expense Reimbursement Agreement”, below)

Management Fee

Pursuant to the investment adviser agreement, we pay our Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at a quarterly rate of 0.5% of our average gross assets (including amounts borrowed for investment purposes) and payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee for any calendar quarter is calculated based on the average value of our gross assets at the end of that and the immediately preceding quarters, appropriately adjusted for any share issuances or repurchases during that quarter. The base management fee may or may not be taken in whole or in part at the discretion of our Adviser. All or any part of the base management fee not taken as to any quarter shall be accrued without interest and may be taken in such other quarter as our Adviser shall determine. The base management fee for any partial quarter will be appropriately pro-rated.

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

We or our Adviser may terminate the expense reimbursement agreement at any time upon thirty days’ written notice, however, our Adviser has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The expense reimbursement agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon our liquidation or dissolution.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $2,275,215 as of June 30, 2015, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357	238.40%	—	December 31, 2016
March 31, 2014	$68,293	148.96%	—	March 31, 2017
June 30, 2014	$70,027	23.17%	—	June 30, 2017
September 30, 2014	$92,143	20.39%	—	September 30, 2017
December 31, 2014	$115,777	11.15%	—	December 31, 2017
March 31, 2015	$134,301	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	14.10%	3.20%	June 30, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	June 30,	December 31,
	2015	2014
Operating Expenses	$941,446	$640,597
Offering Costs	1,333,769	1,060,438
Due to related party offset	(1,681,876)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$250,624	$252,979

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual payments in kind, or PIK, interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, all of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2015:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	4.34%
Up 200 basis points	19.83%
Up 300 basis points	35.32%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2015	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer
(Principal Accounting and Financial Officer)

