Form 10-Q
period 2015-09-30
Triton Pacific Investment Corporation, Inc.
filed 2015-11-16
CIK 1521945

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 16, 2015, the Registrant had 453,176.31 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

 CONSOLIDATED StatementS of Financial Position

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,850,099 and $0, respectively)	$1,850,099	$—
Non-affiliate Investments, at fair value (amortized cost - $3,041,707 and $1,472,094, respectively)	3,051,836	1,471,307
Cash	998,056	1,654,492
Receivable for investments sold	—	249,375
Principal and interest receivable	12,966	900
Prepaid expenses	47,416	38,044
Reimbursement due from Adviser (see Note 4)	211,686	252,979

TOTAL ASSETS	$6,172,059	$3,667,097

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$233,125	$246,250
Accounts payable and accrued liabilities	225,000	304,643
Stockholder distributions payable	8,050	—
Due to related parties (see Note 4)	21,325	18,300
TOTAL LIABILITIES	487,500	569,193

COMMITMENTS AND CONTINGENCIES (see Note 9)

TEMPORARY EQUITY
Contingently redeemable common shares (see Note 9) 0 and 87,481.04 shares issued and outstanding respectively	—	1,181,037
	—	1,181,037

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 421,926.16 and 141,993.2 shares issued and outstanding respectively	422	229
Capital in excess of par value	5,671,816	1,899,340
Accumulated undistributed net realized gains	2,192	1,875
Accumulated undistributed net investment income	—	16,211
Accumulated unrealized appreciation on investments	10,129	(788)
TOTAL NET ASSETS	5,684,559	1,916,867

TOTAL LIABILITIES AND NET ASSETS	$6,172,059	$3,667,097

Net asset value per share of common stock at year end	$13.47	$13.50

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

INVESTMENT INCOME
Interest from affiliate investments	$99	$—	$99	$—
Interest from non-control/ non-affiliate investments	41,337	55	101,638	93
Fee income from non-control/ non-affiliate investments	155	—	982	—

Total investment income	41,591	55	102,719	93

OPERATING EXPENSES
Management fees	27,471	15,885	66,812	39,236
Capital gains incentive fees (see Notes 2 and 4)	(1,954)	—	3,489	—
Board fees	—	20,250	—	66,750
Administrator expense	62,241	37,573	188,120	103,386
Professional fees	33,376	9,950	126,210	37,325
Insurance expense	14,609	—	45,458	—
Other operating expenses	12,004	22,454	18,508	29,725

Total operating expenses	147,747	106,112	448,597	276,422

Expense reimbursement from Adviser	(147,747)	(106,057)	(448,597)	(276,329)

Net expenses	—	55	—	93

Net investment income	41,591	—	102,719	—

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on unaffiliated investments	—	—	7,321	—
Net increase (decrease) in unrealized appreciation (depreciation) on unaffiliated investments	(9,767)	—	10,918	—

Total net realized and unrealized gain (loss) on investments	(9,767)	—	18,239	—

NET INCREASE IN NET ASSETS FROM OPERATIONS	$31,824	$—	$120,958	$—

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets resulting from operations per share	$0.09	$—	$0.41	$—

Weighted average common shares outstanding - basic and diluted	363,214	203,189	296,619	81,195

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

NINE MONTHS ended SEPTEMBER 30, 2015 and 2014

(Unaudited)

	2015	2014
Operations
Net investment income	$102,719	$—
Net realized gain on investments	7,321	—
Net increase in unrealized appreciation on investments	10,918	—
Net increase in net assets resulting from operations	120,958	—
Stockholder distributions (see Note 5)
Distributions from net investment income	(118,929)	—
Distributions from net realized gain on investments	(7,002)	—
Net decrease in net assets resulting from stockholder distributions	(125,931)	—
Capital share transactions
Issuance of common stock (see Note 3)	2,536,036	2,702,248
Less contingently redeemable common stock	—	(1,181,037)
Reinvestment of stockholder distributions (see Note 3)	65,514	—
Offering costs	(9,922)	—
Net increase in net assets resulting from capital share transactions	2,591,628	1,521,211

Total increase in net assets	2,586,655	1,521,211
Net assets at beginning of period	1,916,867	200,003
Temporary equity reclassed as permanent equity	1,181,037	—
Net assets at end of period	$5,684,559	$1,721,214
Accumulated undistributed net investment income	$—	$—
Accumulated undistributed net realized gains	$2,192	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$120,958	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used by) operating activities
Purchases of investments	(3,809,500)	—
Proceeds from sales and repayments of investments	400,960	—
Net realized gain from investments	(7,321)
Net increase in unrealized appreciation on investments	(10,918)	—
Accretion of discount	(3,750)	—
Net increase in paid-in-kind interest	(99)	—
Increases and decreases in assets and liabilities
Principal and interest receivable	(12,066)	—
Receivable for investments sold	249,375	—
Prepaid expenses	(9,372)	(55,723)
Reimbursement due from Adviser	41,293	(276,329)
Payable for investments purchased	(13,125)	—
Accounts payable and accrued liabilities	(79,643)	368,146
Due to related parties	3,025	—
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(3,130,183)	36,094

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in restricted cash held in escrow	—	124,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	124,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,536,036	1,361,211
Issuance of temporary common stock	—	1,181,037
Stockholder distributions	(60,417)	—
Increases in distributions payable	8,050	—
Offering costs	(9,922)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,473,747	2,542,248

NET INCREASE (DECREASE) IN CASH	(656,436)	2,702,342

CASH - BEGINNING OF PERIOD	$1,654,492	$85

CASH - END OF PERIOD	$998,056	$2,702,427

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$—	$193,721
Reinvestment of stockholder distributions	$65,514	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF SEPTEMBER 30, 2015
(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—40.93%
CareCentrix		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	$200,000	$195,167	$195,750
Curo Health		Healthcare & Pharmaceuticals	L+5.00% (6.50%)	1.0%	2/7/2022	124,375	123,244	124,790
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+3.75% (4.75%)	1.0%	12/23/2021	124,375	123,306	122,899
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	118,750	114,654	113,258
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	124,063	122,934	123,597
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.50% (5.50%)	1.0%	8/15/2022	150,000	149,347	150,563
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	200,000	196,111	197,000
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	124,063	122,997	124,063
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	123,438	122,372	123,489
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	123,438	122,275	123,745
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	1.0%	11/25/2020	123,742	122,963	123,124
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	124,688	122,872	123,752
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.75%)	1.0%	10/1/2021	122,725	122,459	122,227
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/18/2021	200,000	198,079	198,251
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	124,375	122,176	123,442
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	237,354	235,308	237,354
Total Senior Secured Loans—First Lien						$2,345,386	$2,316,264	$2,327,304

Senior Secured Loans—Second Lien—12.75%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/3/2021	125,000	120,710	119,375
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	122,743	123,125
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	248,865	250,781
Oxbow		Metals & Mining	L+7.00 (8.00%)	1.0%	1/17/2020	250,000	233,125	231,251
Total Senior Secured Loans—Second Lien						$750,000	$725,443	$724,532

Subordinated Convertible Debt—10.56%
Javlin Capital LLC Subordinated Convertible Note	(e)	Specialty Finance	6.00%		3/31/2020	600,099	600,099	600,099
Total Subordinated Convertible Debt						$600,099	$600,099	$600,099

Equity/Other—21.99%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	500,000
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						$714,286	$1,250,000	$1,250,000

TOTAL INVESTMENTS—86.23%							$4,891,806	$4,901,935
OTHER ASSETS IN EXCESS OF LIABILITIES—13.77%								$782,624
NET ASSETS - 100.0%								$5,684,559

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2015 represented 32.55% of the Company’s net assets. Fair value as of September 30, 2015 along with transactions during the period ended September 30, 2015 in affiliated investments were as follows):

		Period ended September 30, 2015

Non-controlled, Affiliated Investments	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at September 30, 2015	Net Realized Gain (Loss)
ACON IWP Investors I, L.L.C.	$500,000	$—	$—	$500,000	$—
Javlin Capital, LLC, Convertible Note	750,000	—	—	750,000
Javlin Capital, LLC, C-2 Preferred Units	—	600,099	—	600,099	—
Total	$1,250,000	$600,099	$—	$1,850,099	$—

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

(b)	Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of September 30, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.3255%.

(c)	Fair value and market value are determined by the Company's board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2015, 78.1% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2014

Portfolio Company	Footnotes	Industry	Rate (b)	Maturity	Principal Amount	Amortized Cost	Fair Value
Senior Secured Loans—First Lien—70.6%
Mannington Mills, Inc.		Construction Special Trade Contractors	L+3.75% (4.75%)	10/1/2021	$249,375	$246,964	$246,258
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	10/15/2021	125,000	123,795	124,219
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	9/24/2021	124,375	123,482	124,738
Ranpak Corp.		Paper and Allied Products	L+3.75% (4.75%)	10/1/2021	124,688	124,387	124,221
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	7/1/2020	246,839	244,447	245,604
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	4/7/2020	123,438	118,650	118,191
FHC Health Systems, Inc.	(a)	Healthcare & Pharmaceuticals	L+4.00% (5.00%)	12/23/2021	125,000	123,839	124,063
TIBCO Software	(a)	High Tech Industries	L+5.50% (6.50%)	12/5/2020	125,000	122,589	121,563
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	11/25/2020	124,686	123,774	123,075
Total Senior Secured Loans—First Lien					$1,368,401	$1,351,927	$1,351,932

Senior Secured Loans—Second Lien—6.2%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	10/7/2021	125,000	120,167	119,375
Total Senior Secured Loans—Second Lien					$125,000	$120,167	$119,375

TOTAL INVESTMENTS—76.8%						$1,472,094	$1,471,307
OTHER ASSETS IN EXCESS OF LIABILITIES—33.2%							$445,560
NET ASSETS - 100.0%							$1,916,867

(a)	Position unsettled as of December 31, 2014.
(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31, 2014, the three-month London Interbank Offered Rate, or LIBOR, was 0.25%.

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a private equity fund, structured as a business development company, that primarily makes equity, structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15.00 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of September 30, 2015, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of September 30, 2015. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended September 30, 2015 was $(1,954), all of which was for Incentive Fees calculated on unrealized losses. The fee for the nine months ended September 30, 2015 was $3,490, of which $2,026 was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs were and will be charged to stockholders’ equity. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of September 30, 2015 and December 31, 2014, $1,574,617 and $1,060,438, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as September 30, 2015 and September 30, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Reclassification. Certain amounts in the 2014 financial statements have been reclassified in order to conform with the 2015 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	187,854.46	$2,777,709	200,124.64	$2,928,720
Reinvestment of Distributions	4,597.46	65,514	—	—
Commissions and Dealer Manager Fees	—	(241,673)	—	(226,472)
Net Proceeds to Company from Share Transactions	192,451.92	$2,601,550	200,124.64	2,702,248

Status of Continuous Public Offering

During the nine months ended September 30, 2015 and 2014, the Company sold 192,451.92 and 200,124.64 shares of common stock, respectively, for gross proceeds of approximately $2,777,709 and $2,928,720, at an average price per share of $14.77 and $14.63, respectively. The gross proceeds received during the nine months ended September 30, 2015 and 2014 include reinvested stockholder distributions of $65,514 and $0, respectively, for which the Company issued 4,597.46 and 0 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $241,673 and $226,472 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through September 30, 2015, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the Statements of Financial Position:

	September 30, 2015	December 31, 2014
Operating Expenses	$1,089,193	$640,597
Offering Costs	1,574,617	1,060,438
Due to related party offset	(2,109,409)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$211,686	$252,979

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of September 30, 2015, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and TPJ Holdings, Inc.

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three months ended September 30,		Nine months ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$27,471	$15,885	$66,812	$39,236
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$(1,954)	$—	$3,490	$—
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$62,241	$37,573	$188,120	$103,386
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$26,847	$12,180	$60,206	$15,280

(1)	During the nine months ended September 30, 2015 and 2014, the Company earned capital gains incentive fees of $3,490 and $0, respectively, based on the performance of its portfolio, of which $2,026 and $0, respectively, was based on unrealized gains, and $1,464 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)	During the nine months ended September 30, 2015 and 2014, the Company paid the Dealer Manager $241,673 and $226,427, respectively, in sales commissions and dealer fees. $60,206 and $15,280 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three and nine months ended September 30, 2015, and $20,250 and $66,750 were recorded for the three and nine months ended September 30, 2014, respectively, which were later waived in the agreement discussed above.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357		238.40%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	March 31, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of September 30, 2015, $2,663,810 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $2,109,857, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock through September 30, 2015:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287

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

On October 20, 2015, the Company authorized and declared a cash distribution of $0.045 per share for the month of October 2015, to the shareholders of record as of October 22, 2015. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2015 (no distributions were paid during the nine months ended September 30, 2014):

	Nine months ended September 30, 2015
	Distribution
Source of Distribution	Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	118,929	94%
Short-term capital gains proceeds from the sale of assets	7,002	6%
Long-term capital gains proceeds from the sale of assets	—	—
Expense reimbursement from sponsor	—	—
Total	$125,931	100%

(1)	During the nine months ended September 30, 2015, 96.3% of the Company’s gross investment income was attributable to cash income earned, and 3.7% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $104,475 and $0, respectively. As of September 30, 2015 and 2014, the Company had $4,218 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the nine months ended September 30, 2015 and 2014.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015 (unaudited)	2014
GAAP basis net investment income	$102,719	$—
Reversal of incentive fee accrual on unrealized gains	2,026	—
Tax-basis net investment income	$104,745	$—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of September 30, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Nine months ended September 30,
	2015 (unaudited)	2014
Distributable ordinary income (income and short-term capital gains)	$4,218	$—
Distributable realized gains (long-term capital gains)	—	—
Net unrealized appreciation (depreciation) on investments	10,917	—
	$15,135	$—

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,891,407 and $1,351,838 as of September 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $10,528 and $(698) as of September 30, 2015 and December 31, 2014, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$2,316,264	$2,327,304	47%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	725,443	724,532	15%	120,167	119,375	8%
Subordinated Debt	600,099	600,099	12%	—	—	0%
Equity/Other	1,250,000	1,250,000	26%	—	—	0%
Total	$4,891,806	$4,901,935	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$123,489	2.5%	$124,738	8.5%
Beverage, Food & Tobacco	483,414	9.9%	237,566	16.1%
Business Services	641,973	13.2%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	1,217,754	24.9%	124,063	8.4%
High Tech Industries	247,187	5.0%	121,563	8.3%
Metals & Mining	231,251	4.7%	—	0.0%
Paper and Allied Products	122,227	2.5%	124,221	8.4%
Specialty Finance	1,350,099	27.6%	—	0.0%
Transportation: Cargo	123,124	2.5%	123,075	8.4%
Wholesale Trade-Durable Goods	124,063	2.5%	124,219	8.4%
Wholesale Trade-Nondurable Goods	237,354	4.7%	245,604	16.7%
Total	$4,901,935	100.0%	$1,471,307	100.0%

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

As of September 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	September 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,901,935	1,471,307
Total	$4,901,935	$1,471,307

The Company’s investments as of September 30, 2015 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The subordinated convertible loan was made on September 30, 2015 and recorded at cost as an approximation of fair market value. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues and market comparables.

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

The following is a reconciliation for the nine months ended September 30, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value (there were no investments for the nine months ended September 30, 2014):

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	$—	$1,471,307
Accretion of discount (amortization of premium)	2,848	902	—	—	3,750
Net realized gain (loss)	7,321	—	—	—	7,321
Net change in unrealized appreciation (depreciation)	11,038	(120)	—	—	10,918
Purchases	1,355,125	604,375	600,000	1,250,000	3,809,500
Paid-in-kind interest	—	—	99	—	99
Sales and redemptions	(400,960)	—	—	—	(400,960)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$2,327,304	$724,532	$600,099	$1,250,000	$4,901,935

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,038	$(120)	$—	$—	$10,918

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$2,327,304	Market quotes	Indicative dealer quotes	94.50 - 100.75	99.24
Senior Secured Second Lien Debt	724,532	Market quotes	Indicative dealer quotes	91.69 - 100.75	76.39
Subordinated Debt	600,099	Cost(1)	N/A	N/A	N/A
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.4x - 2.8x	2.1x
Equity/Other	500,000	Market comparables	EBTIDA multiples (x)	8.6x - 17.5x	10.9x
Total	$4,901,935

(1) The offerings in which the Company invested were still underway at the end of the quarter and cost approximates fair value.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,351,932	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt	119,375	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$13.50	$13.50
Results of operations(1)
Net investment income (loss)	0.35	0.14
Net realized and unrealized appreciation (depreciation) on investments	0.06	0.01
Net increase (decrease) in net assets resulting from operations	0.41	0.15
Stockholder distributions(2)
Distributions from net investment income	(0.40)	—
Distributions from net realized gain on investments	(0.02)	—
Net decrease in net assets resulting from stockholder distributions	(0.42)	—
Capital share transactions
Issuance of common stock(3)	0.01	—

Offering costs(1)	(0.03)	(0.15)
Net increase (decrease) in net assets resulting from capital share transactions	(0.02)	(0.15)
Net asset value, end of period	$13.47	$13.50
Shares outstanding, end of period	421,926	229,474
Total return(4)	2.9%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$5,684,559	$1,916,867
Ratio of net investment income to average net assets(5)	2.7%	1.5%
Ratio of total operating expenses to average net assets(5)	11.8%	23.6%
Ratio of expenses reimbursed by sponsor to average net assets(5)	11.8%	23.6%
Ratio of expense recoupment payable to sponsor to average net assets(5)	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets(5)	0.09%	0.02%
Ratio of net operating expenses to average net assets(5)	0.0%	0.0%
Portfolio turnover(6)	10.5%	23.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the nine months ended September 30, 2015 and the year ended December 31, 2014.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(4)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(5)	Average net assets in these calculations are exclusive of amounts classified as temporary equity.
(6)	Portfolio turnover for the nine months ended September 30, 2015 is not annualized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 16, 2015, and notes the following:

For the period beginning October 1, 2015 and ending November 16, 2015, the Company sold 31,250.15 shares of its common stock for total gross proceeds of $465,131, including amounts issued pursuant to its distribution reinvestment plan in the amount of $9,837.

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

Overview

We are a private equity fund that primarily makes equity, structured equity, and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Our private equity investments will generally take the form of direct investments in common and preferred equity, as well as structured equity investments such as convertible notes and warrants. We are structured as a specialty finance company operating as an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Company Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

We are offering for sale a maximum of 20,000,000 shares of common stock at an initial price of $15 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On September 4, 2012 our registration statement was declared effective by the SEC. On April 30, 2015 we filed our most recent post-effective amendment to our registration statement which was declared effective by the SEC on April 30, 2015. As of November 16, 2015, we have sold 453,176.31 shares of common stock for gross proceeds of approximately $6,652,575, including shares issued pursuant to its distribution reinvestment plan in the amount of $75,351, and 14,315 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.3 billion in assets under management as of June 30, 2015. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2015, we made investments in portfolio companies totaling $3,089,500. During the same period, we sold investments for proceeds of $374,192 and received principal repayments of $26,768. As of September 30, 2015, our investment portfolio, with a total fair value of $4,901,935, consisted of interests in 20 portfolio companies (47.5% in first lien senior secured loans, 14.8% in second lien senior secured loans, 12.2% in subordinated debt and 25.5% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $100.6 million. As of September 30, 2015, the investments in our debt portfolio were purchased at a weighted average price of 98.5% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 53.68% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 5.02% based upon the amortized cost of our investments and was 6.74% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of September 30, 2015. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015:

The following table presents the composition of the total purchases for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
		Percentage		Percentage
	Purchases	of Portfolio	Purchases	of Portfolio
Senior Secured Loans—First Lien	$738,250	41%	$1,355,125	36%
Senior Secured Loans—Second Lien	481,875	26%	604,375	16%
Subordinated Debt	600,000	33%	600,000	16%
Equity/Other	—	0%	1,250,000	33%
Total	$1,820,125	100%	$3,809,500	100%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2015 and December 31, 2014:

	Three months ended	Nine months ended
Net Investment Activity	September 30, 2015	September 30, 2015
Purchases	$1,820,125	$3,809,500
Sales and Redemptions	(10,128)	(400,960)
Net Portfolio Activity	$1,809,997	$3,408,540

	September 30, 2015
	(Unaudited)			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$2,316,264	$2,327,304	47%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	725,443	724,532	15%	120,167	119,375	8%
Subordinated Debt	600,099	600,099	12%
Equity/Other	1,250,000	1,250,000	26%	—	—	0%
Total	$4,891,806	$4,901,935	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	September 30, 2015	December 31, 2014
Number of Portfolio Companies	20	10
% Variable Rate (based on fair value)	62.3%	100.0%
% Fixed Rate (based on fair value)	12.2%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	25.5%	0.0%
Average Annual EBITDA of Portfolio Companies	$100.6MM	$96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.0%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$123,489	2.5%	$124,738	8.5%
Beverage, Food & Tobacco	483,414	9.9%	237,566	16.1%
Business Services	641,973	13.2%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	1,217,754	24.9%	124,063	8.4%
High Tech Industries	247,187	5.0%	121,563	8.3%
Metals & Mining	231,251	4.7%	—	0.0%
Paper and Allied Products	122,227	2.5%	124,221	8.4%
Specialty Finance	1,350,099	27.6%	—	0.0%
Transportation: Cargo	123,124	2.5%	123,075	8.4%
Wholesale Trade-Durable Goods	124,063	2.5%	124,219	8.4%
Wholesale Trade-Nondurable Goods	237,354	4.7%	245,604	16.7%
Total	$4,901,935	100.0%	$1,471,307	100.0%

We do not “control” any of our portfolio companies, each as defined in the Company Act. We are an affiliate of two portfolio companies, Javlin Capital, LLC (held through TPJ Holdings, Inc. and a convertible note) and Injured Workers Pharmacy, LLC (held through ACON IWP Investors I, L.L.C.). In general, under the Company Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

1	Highest quality obligors, minimal medium term default risk; possibly moving towards investment grade status.

2	High quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.

3	Credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third party ratings downgrades.

4	Credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.

5	Credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.

6	Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).

7	Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).

8	Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

Categories 1 through 5 are performing in line with expectation, while categories 6-8 are closely watched for or have experienced liquidity problems and/or default.

The following table shows the distribution of our debt investments on the 1 to 8 scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	—	0.0%	124,063	8.4%
3	479,059	15.7%	608,043	41.3%
4	1,286,026	42.1%	614,463	41.8%
5	1,286,751	42.2%	124,738	8.5%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$3,051,836	100.0%	$1,471,307	100.0%

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

Investment Income

For the three months ended September 30, 2015 and 2014, we generated $41,591 and $55, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $39,843 of cash income and $1,748 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended September 30, 2015. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the nine months ended September 30, 2015 and 2014, we generated $102,719 and $93, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $98,870 of cash income and $3,849 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the nine months ended September 30, 2015.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $147,747 and $106,112 for the three months ended September 30, 2015 and 2014, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $27,471 and $15,885, respectively, and the incentive fees for the quarters were $(1,954) and $0, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $147,747 and $106,057 for the three months ended September 30, 2015 and 2014.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $448,597 and $276,422 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $66,812 and $39,236, respectively, and the incentive fees for the quarters were $3,489 and $0, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $448,597 and $276,329 for the nine months ended September 30, 2015 and 2014.

Our other general and administrative expenses totaled $12,004 and $22,454 for the three months ended September 30, 2015 and 2014, respectively, and $18,508 and $29,725 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Licenses and permits	$—	$—	$239	$238
Insurance	—	18,663	—	19,879
Printing fees	689	925	3,537	3,837
Travel expenses	10,304	—	12,346	1,217
Other	1,011	2,866	2,386	4,554
Total	$12,004	$22,454	$18,508	$29,725

Net Investment Income

Our net investment income totaled $41,591 ($0.14 per share based on weighted average shares outstanding) for the three months ended September 30, 2015 and $102,719 ($0.35 per share based on weighted average shares outstanding) for the nine months ended September 30, 2015. Our net investment income was $0 for the three and nine months ended September 30, 2014.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2015, we sold investments and received principal payments of $10,128 and $400,960, from which we realized a net gain of $0 and $7,321, respectively. There was no portfolio activity for the same periods in 2014.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2015, net changes in unrealized appreciation were $(9,767) and $10,918, respectively. There was no portfolio activity for the same periods in 2014.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2015, we recorded a net income of $31,824 and $120,958, respectively, versus net income of $0 for the three and nine months ended September 30, 2014.

Based on 363,214 and 296,619 weighted average common shares outstanding for the three and nine months ended September 30, 2015, basic and diluted, our per share net increase in net assets resulting from operations was $0.09 and $0.41.

Based on 203,189 and 81,195 weighted average common shares outstanding for the three and nine months ended September 30, 2014, basic and diluted, respectively, our per share net increase in net assets resulting from operations was $0 and $0, respectively.

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

During the nine months ended September 30, 2015, we sold 192,451.92 shares of our common stock for gross proceeds of $2,601,550 at an average price per share of $14.77. The gross proceeds received during the nine months ended September 30, 2015 include reinvested stockholder distributions of $65,514 for which we issued 4,597.46 shares of common stock. During the nine months ended September 30, 2015, we also incurred offering costs of $9,922 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $241,673 for the nine months ended September 30, 2015. These sales commissions and fees include $60,206 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of the Company.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through September 30, 2015:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287

Our distributions previously were paid quarterly in arrears.  On January 15, 2015, our Board declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our Board declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance.  We then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock.  On October 20, our board declared a distribution of $0.045 per share payable to shareholders of record on October 22, 2015.  No distributions were declared for the years ended December 31, 2013 and 2012.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2015 (no distributions were paid during the nine months ended September 30, 2014):

	Nine months ended September 30, 2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	118,929	94%
Short-term capital gains proceeds from the sale of assets	7,002	6%
Long-term capital gains proceeds from the sale of assets	—	—
Expense reimbursement from sponsor	—	—
Total	$125,931	100%

(1)	During the nine months ended September 30, 2015, 96.3% of the Company’s gross investment income was attributable to cash income earned, and 3.7% was attributable to non-cash accretion of discount.

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

Under the Expense Reimbursement Agreement as amended, once we have received at least $25 million in net proceeds from our offering, we are required to reimburse our Adviser for any expense support payments we received from them occurring within three years of the date on which our Adviser funded such payments. However, with respect to any expense support payments attributable to our operating expenses, (i) we will only reimburse our Adviser for expense support payments made by our Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from our Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from our Adviser made during the same fiscal year); and (ii) we will not reimburse our Adviser for expense support payments made by our Adviser if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time our Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

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

Under the Expense Reimbursement Agreement, any unreimbursed expense support payments may be reimbursed by us within a period not to exceed three years from the end of the fiscal year in which each respective expense support payment is made or assumed by the Adviser. We are not required to pay interest on any payments reimbursed by us to our Adviser.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $2,663,810 as of September 30, 2015, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (2)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (3)	Eligible for Reimbursement Through
December 31, 2013(1)	$294,357		238.40%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	March 31, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	September 30, 2015	December 31, 2014
Operating Expenses	$1,089,193	$640,597
Offering Costs	1,574,617	1,060,438
Due to related party offset	(2,109,857)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)
Total Reimbursement due from Adviser	$211,238	$252,979

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 62.3% (based on fair value) of our investments paid variable interest rates, 12.2% paid fixed rates, and 25.5% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2015:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	4.15%
Up 200 basis points	18.97%
Up 300 basis points	33.79%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2015	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)

