Form 10-K
period 2015-12-31
Triton Pacific Investment Corporation, Inc.
filed 2016-03-30
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes      ☐      No      ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $15.33 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share.

As of March 30, 2016, there were 672,670.79 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

General

We are a publically registered, non-traded fund focused on private equity, structured as a business development company that primarily makes equity, structured equity and debt investments in small to mid-sized private U.S. companies. Our investment objectives are to maximize our portfolio’s total return by generating long-term capital appreciation from our private equity investments and current income from our debt investments. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. Triton Pacific Adviser, LLC, our registered investment adviser, (“Triton Pacific Adviser”), serves as our investment adviser and has engaged ZAIS Group, LLC, or ZAIS, to act as our investment sub-adviser. TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Our private equity investments will generally take the form of direct investments in common and preferred equity as well as structured equity investments such as convertible notes and warrants. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunities of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the investment opportunity. We will endeavor to identify the best exit strategy for each private equity investment, including methodology (for example, a sale, company redemption, or public offering) and an appropriate time horizon. We will then attempt to influence the growth and development of each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions. We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to overcome unfavorable market conditions. For our debt investments, we intend to invest in senior secured loans, second lien loans and, to a lesser extent, subordinated loans of small to mid-sized private U.S. companies. The senior secured and second lien secured loans in which we invest generally will have stated terms of three to seven years and any subordinated investments that we make generally will have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation – also known as “junk bonds”). However, we may also invest in non-rated debt securities.

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

We are currently offering for sale a maximum of $300,000,000 of our shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). Our initial offering commenced on September 4, 2012 and expired on March 1, 2016 and in that initial offering, we sold a total of 672,670.79 shares of our common stock for the gross proceeds of $9,893,780. On March 17, 2016, we commenced the follow-on offering of our common stock when our registration statement was declared effective by the SEC.

Effective March 2, 2016, our shares of common stock were divided into two classes, Class A and Class T. In our offering, we are initially offering only Class A shares and intend to offer Class T shares in the future, subject to obtaining a satisfactory exemption relief order from the SEC, with each class having its own different upfront sales load and fee and expense structure. We may offer additional classes of shares in the future. We intend to apply for exemptive relief from the SEC with respect to this multiple share class structure, including our distribution fee and contingent deferred sales charge arrangements. As a condition of such relief, we will be required to comply with provisions that would not otherwise be applicable to us. The exemptive relief order from the SEC may require us to supplement or amend the terms set forth in this prospectus, including the terms of the Class A shares currently being offered.

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.157 billion in assets under management as of December 31, 2015. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 30, 2016, we have sold 672,670.79 shares of our common stock for gross proceeds of approximately $9,893,475, including $200,003 of seed capital contributed by our Advisor.

About our Adviser

Our Adviser is registered as an investment adviser under the Adviser Act. Our Adviser and Triton Pacific Group, Inc. are under the common control of Craig Faggen, who is also our Chairman and Chief Executive Officer. Triton Pacific Group, Inc. is an investment management firm that focuses primarily on private equity investments through its subsidiary, Triton Pacific Capital Partners and affiliated investment funds. Since 2001, TPCP has focused on debt and equity investments in small to mid-sized private companies generally with revenues of less than $250 million. Since its inception, affiliates of TPCP have invested in the aggregate more than $140 million in private companies with an estimated aggregate enterprise value at the time of investment of more than $500 million.

Craig J. Faggen, Ivan Faggen, Joseph Davis, Thomas Scott, Sean D. Gjos and Jeffrey Yang will initially make up the investment committee of our Adviser. Each of them has extensive investment, operational and advisory experience, primarily working with small to mid-sized companies. Members of this team have been working together sourcing, structuring, investing and managing investments in small to middle market companies for over ten years.

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

About our Sub-adviser

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.157 billion in assets under management as of December 31, 2015. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014. Vincent Ingato will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser. Mr. Ingato has more than 20 years of investment experience, primarily investing in debt and other credit oriented securities.

Our Market Opportunity

Our target market for private equity investments is typically referred to as the lower middle market, which we define as U.S. companies with revenues from $10 million to $250 million and earnings before income, taxes, depreciation, and amortization, or EBITDA, between $1 million and $25 million. This lower middle market represents a large majority of the private businesses in the United States, accounting for 30.7% of the US work force (representing 35 million working Americans).d* In particular, we believe that this market offers significant investment opportunities for alternative providers of capital such as us due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7, 2010 Private Company Trendsetter Barometer, 38% of business owners plan to monetize their business within the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by a desire to retire.

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

The recent banking and financial crisis has further limited access to credit throughout the economy and particularly affected lower middle market companies, which have become even more constrained in their ability to access either debt or equity from what few sources were previously available. Many significant participants in the debt markets over the past five years, such as hedge funds and managers of collateralized loan obligations, have contracted or eliminated their origination activities as investor credit concerns have reduced their available funding. Moreover, many regional banks have failed and many that have not continue to face significant balance sheet constraints and increased regulatory scrutiny, which we believe restricts their ability to provide loans to lower middle market companies, We believe that this relative decline in competition has created a compelling opportunity for well-capitalized specialty financial services companies with experience in investing in small to mid-size companies and will drive higher quality deals to companies such as ours and allow us to be more selective in our investment process. The members of the investment committee of our Adviser have demonstrated their ability to source and invest in these companies on attractive terms based on the historical above-average risk-adjusted total returns of their prior investments.

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

Business Strategy and Competitive Advantage

Focus on ‘Basic’ Businesses within the Lower Middle Market. For our private equity investments, we will primarily invest in small and mid-sized private companies as described above. We believe that these companies are often overlooked by larger private equity investors and have less access to the capital markets than their larger competitors due to the fact that they are small and, accordingly, more difficult to source and, in some case, manage. This creates an opportunity to invest in these companies at lower valuations and on more attractive terms than are typically present in larger market transactions. We generally will invest in entrepreneurial, but established, companies with positive cash flow. We will focus on businesses in what we call ‘basic’ industries—that is, industries in which growth is not dependent on a continuous cycle of new technological development—including healthcare services, business services, consumer products, specialty finance, light manufacturing, logistics and value-added distribution. We may also invest in certain industries that are dependent to some degree on technological development and innovation, such as information technology and computer software.

d* Source: Statistics of U.S. Businesses Employment and Payroll Summary: 2012, by Anthony Caruso and published by the US Census Bureau, released February 2015

Extensive Underwriting and Portfolio Management. Our Adviser will employ an extensive underwriting and due diligence process for equity investments which will include an initial review of all prospective portfolio companies, their competitive position, financial performance and the dynamics of the industry in which they compete. We will seek to invest with management teams or other private equity sponsors who have a demonstrated track record building value. Through our Adviser, we will offer managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings, review all compliance certificates and covenants and maintain our awareness of critical industry developments and trends

Untapped Opportunities. For equity investments, we will seek to identify companies with strong management and untapped potential that would benefit from a combination of new capital and strategic relationships and our operating expertise and guidance. While the founders of such companies have built successful enterprises, they often need additional capital and management resources and a more sophisticated perspective to take the company to the next level. We believe that these companies, led by appropriately motivated management teams, can be vehicles for creating substantial value through accelerated growth and operational improvements.

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

Investment Objectives and Policies

Our investment objective is to generate both current income and long term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We are managed by our Adviser. Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We have entered into an administration agreement with our Administrator. Pursuant to the administration agreement, the Administrator furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services. Our Administrator performs, assists us in performing or oversees the performance of our required administrative services, which include, among other things, maintaining required financial records; preparing, printing and disseminating reports to our stockholders; assist us in publishing our net asset value per share; oversee the preparation and filing of our tax returns; and, generally, oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. We have also contracted with Gemini Fund Services, LLC (“Gemini”) to act as our transfer agent, plan administrator, distribution paying agent and registrar. Our Administrator has also contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

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

For private equity investments, we will employ our Adviser’s Value Enhancement Program to further develop the corporate infrastructure of portfolio companies with a view to accelerating and enhancing their “exit readiness.” Our Adviser’s Value Enhancement Program takes a company through a four-step process of development towards a targeted exit strategy. Specifically, when pursuing a private equity investment opportunity, each stage of the investment process presents an opportunity to create value in the prospective investment.

Stage I - Sourcing: Equity transactions are sourced primarily from intermediaries, including national, regional and local investment banks as well as local business brokers. Although some private equity groups prefer to source “proprietary” deals (i.e., non-marketed deals, without an intermediary), our Adviser has found that intermediaries play a valuable role in educating sellers in the lower middle market as to the pricing realities of the market and the structural requirements of investors. Our private equity debt investments will be primarily sourced through other private equity sponsors.

Our Adviser employs an extensive underwriting and due diligence process for private equity investments which includes an initial review of all prospective portfolio companies, their competitive position, financial performance and the dynamics of the industry in which they compete. We will seek to invest with management teams or other private equity sponsors who have a demonstrated track record building value. Through our Adviser, we will offer managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings, review all compliance certificates and covenants and maintain our awareness of critical industry developments and trends.

In addition, members of our Adviser have built relationships with executives in industries we believe to be attractive. These executives may become a source for proprietary opportunities and may be available as industry partners to help evaluate, invest and subsequently grow the companies.

Stage II - Due Diligence: A thorough understanding and evaluation of the strategic opportunity offered by a potential investment and the risks and opportunities unique to a company and its marketplace is crucial to properly evaluate any portfolio company. This can only be achieved through an extensive due diligence process and comprehensive financial and operational analysis of the business. We believe that the due diligence process is not just a financial review, but rather a comprehensive industry, operational, management, marketing, technical and legal assessment. In conducting its due diligence, our Adviser may capitalize on industry partners’ expertise and relationships when relevant.

During the initial screening, our Adviser will evaluate the company, assesses its management and look to identify the primary risks and opportunities. During the due diligence process, our Adviser will employ an extensive checklist of potential areas that could pose problems for a portfolio company business as well as questions specific to the business and industry that have been derived from industry standards and modified by experience and the initial screening process. As part of this process, they will conduct an operational due diligence review. This may include site visits to gain an accurate impression of the business and management’s capabilities.

The decision to invest is reached by consensus among the members of the investment committee of our Adviser. Our Adviser believes that its focus on effective internal communication and its team-based compensation structure has created an environment for a collaborative, open and complete process, and ultimately leads to better investment decisions.

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

Stage IV - Building Companies: Our overall objective is to generate returns from our investment portfolio that provide attractive risk-reward characteristics for our investors. To meet this objective, we will focus a portion of our Adviser’s efforts on building our investments into larger, more efficient, and more valuable businesses. We are not in the business of running companies, but our Adviser has an investment committee with extensive portfolio management experience that is dedicated to, and experienced in working with companies to build and enhance their operations. For equity and equity-like investments, our Adviser utilizes a unique Value Enhancement Program to help companies achieve this goal. See “Investment Objectives and Policies – Investment Principles.”

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

VALUE ENHANCEMENT PROGRAM™

Strategic Planning Process
Solidify Platform for Scalability
Accelerated Growth
Value Maximization & Realization
• Establish ownership objectives
• SWOT Analysis
• Determine 'Hedgehog Strategy'
• Competitive intelligence
• Develop integrated sales and marketing strategy
• Create MIS plan
• Align incentive plan to strategic objectives
• Establish KPI
• Organizational alignment to strategy (reporting structure and KRA's)
• Build-out senior management team
• Solidify IT infrastructure
• Establish strong financial reporting and analytical capabilities
• Create SOP manuals
• Re-assess growth strategy and resource allocation
• Establish channel marketing or strategic relationships
• Leverage outsiders for Advisory Board
• Evaluate and implement 'tuck-in' acquisition strategy, if appropriate
• Maximize earnings without losing 'platform' appeal
• Focus on operational efficiencies and cost saving opportunities through productivity initiatives
• Scale back long-term growth initiatives
• Establish 'marketing' strategy for exit and determine timing to maximize value
Triton Pacific Value Enhancement Drivers
Methodologies & Best Practices
Legal, HR, Accounting Relationships
MIS Strategies and Implementation
Overseas Sourcing and Product Development
Management Tools
Sales & Marketing Expertise (i.e., lead generation, sales automation, comp. plans)
Network of Operating Partners
Established Capital Markets & Investment Banker Relationships

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

To the extent permitted by the Company Act and SEC staff interpretations, our Adviser may determine it is appropriate for us and one or more other investment accounts managed by our Adviser or any of their respective affiliates to participate in the same investment opportunity. We have applied for exemptive relief from the SEC to engage in co-investment opportunities with our Adviser or its affiliates. There can be no assurance, however, that an order providing exemptive relief will be granted. While we have not yet determined whether or not we will, in fact, participate in investments with other affiliates of our Adviser, such co-investment opportunities might give rise to actual or perceived conflicts of interest among us and other participating accounts. To mitigate these conflicts we and the Adviser have developed policies and procedures which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the appropriateness of an investment for each party concerned, the relative amounts of capital available from each such party for new investments, the then current investment programs and objectives and portfolio positions of each party and any other factors deemed appropriate, and (ii) obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms.

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

Corporate Information

Our executive offices are located at 10877 Wilshire Blvd., 12th Floor, Los Angeles, CA 90024 and our telephone number is (310) 943-4990.

Both our quarterly reports on Form 10-Q and our annual reports on Form 10-K will be made available on our website at www.tritonpacificpe.com at the end of each fiscal quarter and fiscal year, as applicable, as will any interim reports on Form 8-K that we file from time to time with the SEC. These reports will also be available on the SEC’s website at www.sec.gov.

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

We have only generated minimal income from our investments and are profitable at this time only as a result of our Adviser’s willingness to reimburse a portion of our expenses pursuant to the Expense Reimbursement Agreement. To date, we have only invested in a limited number of portfolio companies and have incurred costs incurred in the development and formation of our business. We do not know whether or when we will generate income from our investments and become profitable. To date, we have not invested in any portfolio companies and have incurred costs incurred in the development and formation of our business. We anticipate that we will continue to incur costs in excess of our income until and unless our investments in portfolio companies are successful. If these investments are not successful, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, diversify our investments or continue our operations.

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

Risks Related to our Adviser and Its Affiliates

Reliance on our Adviser

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser, our Sub-Adviser and their investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. We are the first business development company or registered investment company sponsored by our Adviser. The departure of any of the members of our Adviser or Sub-Adviser could have a material adverse effect on our ability to achieve our investment objective. There can be no assurances that the individuals currently employed by the Adviser or Sub-Adviser who will manage our portfolio will continue to be employed by the Adviser or Sub-Adviser or that the Adviser or Sub-Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, that our Sub-Adviser will remain our sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

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

Most of our investments will involve private securities. In connection with their disposition, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that our representations turn out to be inaccurate or with respect to certain potential liabilities. These indemnification obligations may require us to pay money to the purchasers of our equity securities as satisfaction of their indemnity claims, which claims must be satisfied through our return of certain distributions previously made to us.

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

The Company Act generally requires that 70% of our investments be in domestic issuers. Our investment program does not currently contemplate that we will make significant investments in non-US businesses, but it is possible that, to a limited extent we could invest in such companies in the lower middle market should compelling opportunities for such investments present themselves and such investments complement our overall strategy and enhance the diversification of our portfolio. If we invest in foreign issuers, we may also engage in hedging transactions to minimize our foreign currency or interest rate exposure, though such investment strategies would not be used to increase our returns. Investing in foreign securities and engaging in hedging transactions would entail additional risks. Investing in foreign securities involves risks that are not necessarily associated with domestic securities investments such as: (i) the political, economic and social structures of some foreign countries may be less stable and more volatile than those in the U.S., which may have a significant effect on the markets for foreign securities; (ii) government supervision and regulation of foreign securities and currency markets, trading systems and brokers may be less than in the U.S.; (iii) foreign issuers may not be subject to the same disclosure, accounting and financial reporting standards and practices as U.S. issuers, which may make some foreign investments inherently riskier than domestic investments; (iv) the securities of certain foreign issuers may be less liquid (harder to sell) and more volatile; and (v) currency exchange rate fluctuations and policies may introduce significant uncertainties as to the return on foreign investment and, in some circumstances may produce losses in of themselves. The risks of foreign investments typically are greater in less developed countries or emerging market countries. While hedging transactions would be intended to offset declines in the value of our foreign portfolio positions, they could also limit the amount of our gain should such values increase. While we would enter into hedging transactions in order to reduce currency rate and interest rate risks, unanticipated changes in such rates could result in poorer overall investment performance than if we had not done so. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and in the portfolio positions being hedged could vary and such variations could prevent us from achieving the intended hedge and expose us to a risk of loss.

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

As soon as practicable, we intend to offer to repurchase your shares on a quarterly basis. As a result, you will have limited opportunities to sell your shares and, to the extent are able to sell your shares under the program you may not be able to recover the amount of your investment in our shares.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval if our board determines that removing that exemption is in our best interest and the best interests of our stockholders. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties, (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. See “Description of Our Securities—Business Combinations.”

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

Continuous Public Offering of Common Stock

We are currently selling our shares of common stock on a continuous basis. On June 14, 2011, our company filed our Registration Statement with the SEC to register our Offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and our company commenced its initial Offering. Our initial offering terminated on March 1, 2016 and we commenced the follow-on offering of our shares on March 17, 2016.

In our ongoing follow-on offering, we are initially offering at an offering price of $15.33 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

As of December 31, 2015, 532,977.79 shares were outstanding, 14,815 of which are held by our Adviser, Triton Pacific Adviser. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year Ended December 31,
	2015		2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	296,713.69	$4,404,003	214,659.24	$3,144,219	7,315.00	$98,753	7,500.00	$101,250
Reinvestment of Distributions	6,789.86	96,756	—	—	—	—	—	—
Commissions and Dealer Manager Fees	—	(398,363)	—	(246,272)	—	—	—	—
Net Proceeds to Company from Share Transactions	303,503.55	$4,102,396	214,659.24	$2,897,947	7,315.00	$98,753	7,500.00	$101,250

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 30, 2016:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column 3
Class A Common Stock	37,500,000	—	672,670.79
Class T Common Stock	37,500,000	—	—

As of March 30, 2016, we had 246 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2015.

Distributions

On January 15, 2015, our board of directors declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our board of directors declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. To date, we have paid monthly distributions as follows (all distributions to date have been to Class A Shares):

	Distribution
Fiscal 2015	Per Share	Amount
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491
January 28, 2016	$0.04500	$25,244
February 18, 2016	$0.04500	$26,477

The per share amount of distributions on Class A and Class T shares will likely differ because of different allocations of class-specific expenses. For example, distributions on Class T shares will likely be lower than on Class A shares because Class T shares are subject to an annual distribution fee for a period of time. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. For example, our board of directors may periodically declare stock distributions in order to reduce the net asset value per share of a share class if necessary to ensure that we do not sell shares of the applicable class at a price per share, after deducting upfront selling commissions, if any, that is below the net asset value per share of the applicable class. The timing and amount of any future distributions to stockholders will be subject to applicable legal restrictions and the sole discretion of our board of directors.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from our Adviser. We have not established limits on the amount of funds we may use from available sources to make distributions. To date, all distributions have been funded solely from net investment income from operations and capital gains proceeds from the sale of assets.

It is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of stockholders’ investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to our Adviser. Moreover, a return of capital will generally not be taxable, but will reduce each stockholder’s cost basis in our common stock, and will result in a higher reported capital gain or lower reported capital loss when the common stock on which such return of capital was received is sold. Stockholders will be notified of the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital). See “Material U.S. Federal Income Tax Considerations.”

We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state, and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock. If stockholders hold shares in the name of a broker or financial intermediary, they should contact such broker or financial intermediary regarding their option to elect to receive distributions in additional shares of our common stock under our distribution reinvestment plan in lieu of cash.

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

The company’s net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $174,880, $16,211, and $0, respectively. As of December 31, 2015, 2014 and 2013, the Company had $11,376, $18,086, and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP basis net investment income	$140,492	$16,211	$79,733
Reversal of incentive fee accrual on unrealized gains	35,550	—	—
Timing difference	—	—	(79,733)
Other book-tax differences	(1,162)	—	—
Tax-basis net investment income	$174,880	$16,211	$—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014	2013
Distributable realized gains (long-term capital gains)	$2,192	$1,875	$—
Distributable ordinary income (income and short-term capital gains)	9,184	16,211	—
Net unrealized appreciation (depreciation) on investments	177,748	(788)	—
Total	$189,124	$17,298	$—

There is no material difference between the aggregate books cost and tax costs of the Company’s investments for federal income tax purposes.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2015, 2014 and 2013 is derived from our financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

	Year Ended December 31,			Period from April 29, 2011 (Inception) to
	2015	2014	2013	December 31, 2012(1)
Statements of operations data:
Total investment income	$176,042	$16,319	$—	$—
Operating expenses
Total operating expenses	620,548	249,465	311,507	79,733
Less: Expense reimbursement from sponsor	(584,998)	(249,357)	(391,240)	—
Net operating expenses	35,550	108	(79,733)	79,733
Net investment income (loss)	140,492	16,211	79,733	(79,733)
Total net realized and unrealized gain (loss) on investments	185,858	1,087	—	—
Net increase (decrease) in net assets resulting from operations	$326,350	$17,298	$79,733	$(79,733)
Per share data:
Net investment income (loss)—basic(2)	$0.41	$0.14	$7.47	$(26.88)
Net investment income (loss)—diluted(2)	$0.41	$0.14	$6.81	(26.88)
Net increase (decrease) in net assets resulting from operations—basic(2)	$0.96	$0.15	$7.47	(26.88)
Net increase (decrease) in net assets resulting from operations—diluted(2)	$0.96	$0.15	$6.81	$(26.88)
Distributions declared(3)	$190,075	$—	$—	$—
Balance sheet data:
Total assets	$7,611,888	$3,667,097	$1,328,628	$532,425
Total net assets	$7,326,653	$1,916,867	$200,003	$21,517
Other data:
Total return(4)	7.0%	0.0%	0.0%	0.0%
Number of portfolio company investments at period end	22	10	0	0
Total portfolio investments for the period	$4,270,750	$1,725,001	$—	$—
Proceeds from sales and prepayments of investments	$414,971	$255,663	$—	$—

Weighted average common shares outstanding - basic	339,304	114,991	10,675
Weighted average common shares outstanding - diluted	339,304	114,991	11,713

(1)	We formally commenced operations in 2014. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.
(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

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

Overview

We are a publically registered, non-traded fund focused on private equity, structured as a business development company that primarily makes equity, structured equity, and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Our private equity investments will generally take the form of direct investments in common and preferred equity, as well as structured equity investments such as convertible notes and warrants. We are an externally managed closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Company Act. We are externally managed by our Adviser, which is a registered investment adviser under the Advisers Act. Our Adviser is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, and monitoring our portfolio on an ongoing basis. TFA Associates, LLC, our affiliate, serves as our Administrator. Each of these companies is affiliated with Triton Pacific, a private equity investment management firm, and its subsidiary, TPCP, a private equity investment fund management company, each focused on debt and private equity investments in small to mid-sized private companies. In addition, we have elected and intend to annually qualify to be taxed, for U.S. federal income tax purposes, as a RIC under the Code.

Our investment objectives are to maximize our investment portfolio’s total return by generating long-term capital appreciation from our private equity investments and current income from our debt investments. We intend to make both our debt and private equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors.

We are currently offering for sale a maximum of $300,000,000 of our shares of common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Our initial offering terminated on March 1, 2016. On March 17, 2016, our registration statement for our follow-on offering of common stock was declared effective by the SEC. In that follow-on offering, we are initially offering Class A shares and intend to offer Class T shares in the future, subject to obtaining a satisfactory exemptive relief order from the SEC. We are currently offering to sell our Class A shares up to the maximum offering amount, at an initial offering price of $15.33 per Class A share. Our offering is being conducted on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. As of March 30, 2016, in both our initial and follow-on offerings, we have sold an aggregate of 672,670.79 shares of common stock for gross proceeds of approximately $9,893,475, including 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

Our Adviser

Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is majority owned by Triton Pacific affiliates, which are controlled by Mr. Faggen. The persons responsible for making investment decisions on behalf of Triton Pacific will also be responsible for making investment decisions on behalf of our Adviser. Mr. Faggen is the principal officer of the Adviser.

Mr. Craig J. Faggen, Mr. Ivan Faggen, Mr. Joseph Davis, Mr. Thomas M. Scott, and Mr. Sean Gjos will initially be members of the investment committee of our Adviser. For more information on the background of these members of the Adviser see “Portfolio Management—Our Investment Adviser.”

Our Sub-Adviser

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $4.157 billion in assets under management as of December 31, 2015. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. Vincent Ingato, Portfolio Manager and Managing Director for ZAIS, will be initially responsible for the day-to-day management of our debt portfolio on behalf of the Sub-Adviser. Neither our Sub-Adviser nor Mr. Ingato are affiliated with us or our Adviser.

Investments

We will generally source our private equity investments through third party intermediaries and our debt investments primarily through our Adviser and Sub-Adviser. We will invest only after we conduct a thorough evaluation of the risks and strategic opportunities of an investment and a price (or interest rate in the case of debt investments) has been established that reflects the intrinsic value of the investment opportunity. We will endeavor to identify the best exit strategy for each private equity investment, including methodology (for example, a sale, company redemption, or public offering) and an appropriate time horizon. We will then attempt to influence the growth and development of each portfolio company accordingly to maximize our potential return on investment using such exit strategy or another strategy that may become preferable due to changing market conditions. We anticipate that the holding period for most of our private equity investments will range from four to six years, but we will be flexible in order to take advantage of market opportunities or to overcome unfavorable market conditions.

We intend to generate the majority of our current income by investing in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of small to mid-sized private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The senior secured and second lien secured loans in which we invest generally will have stated terms of three to seven years and any subordinated investments that we make generally will have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation – also known as “junk bonds”). However, we may also invest in non-rated debt securities.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser, including TPCP and certain of its affiliates, unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. We have applied for an exemptive relief order for co-investments, though there is no assurance that such exemptions will be granted, and in either instance, conflicts of interests with affiliates of our Adviser might exist. Should such conflicts of interest arise, we and the Adviser have developed policies and procedures for dealing with such conflicts which require the Adviser to (i) execute such transactions for all of the participating investment accounts, including ours, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the then-current investment objectives and portfolio positions of each party, and any other factors deemed appropriate and (ii) endeavor to obtain the advice of Adviser personnel not directly involved with the investment giving rise to the conflict as to such appropriateness and other factors as well as the fairness to all parties of the investment and its terms. We intend to make all of our investments in compliance with the Company Act and in a manner that will not jeopardize our status as a BDC or RIC.

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

Revenues

We generate revenue in the form of dividends, interest and capital gains on the debt securities and equity interests that we hold. In addition, we may generate revenue from our portfolio companies in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be recognized as earned.

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

Reimbursement of TFA Associates, LLC for Administrative Services

We will reimburse our Administrator for the administrative expenses necessary for its performance of services to us. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. However, such reimbursement is made in an amount equal to the lower of the Administrator’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Administrator.

Portfolio and Investment Activity

During the year ended December 31, 2015, we made investments in portfolio companies totaling $4,270,750. During the same period, we sold investments for proceeds of $374,192 and received principal repayments of $40,772. As of December 31, 2015, our investment portfolio, with a total fair value of $5,528,737, consisted of interests in 22 portfolio companies (43.2% in first lien senior secured loans, 18.9% in second lien senior secured loans, 11.0% in subordinated debt and 26.9% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $101.6 million. As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 97.8% of par or stated value, the weighted average credit rating of the investments in our portfolio that were rated (constituting 62.1% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 5.39% based upon the amortized cost of our investments and was 7.04% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2015. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2015 and 2014:

The following table presents the composition of the total purchases for the years ended December 31, 2015 and 2014 (there was no portfolio activity for the year ended December 31, 2013).

	December 31, 2015		December 31, 2014
		Percentage		Percentage
	Purchases	of Portfolio	Purchases	of Portfolio
Senior Secured Loans—First Lien	$1,477,625	35%	$1,605,001	93%
Senior Secured Loans—Second Lien	943,125	22%	120,000	7%
Subordinated Debt	600,000	14%	—	0%
Equity/Other	1,250,000	29%	—	0%
Total	$4,270,750	100%	$1,725,001	100%

	Year Ended December 31,
Net Investment Activity	2015	2014	2013
Purchases	$4,270,750	$1,725,001	$—
Sales and Redemptions	(414,971)	(255,663)	—
Net Portfolio Activity	$3,855,779	$1,469,338	$—

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2015 and 2014 (there was no portfolio activity for the year ended December 31, 2013):

	December 31, 2015			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$2,426,089	$2,389,377	43%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	1,065,681	1,041,875	19%	120,167	119,375	8%
Subordinated Debt	609,219	609,219	11%	—	—	0%
Equity/Other	1,250,000	1,488,266	27%	—	—	0%
Total	$5,350,989	$5,528,737	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2015	December 31, 2014
Number of Portfolio Companies	22	10
% Variable Rate (based on fair value)	62.1%	100.0%
% Fixed Rate (based on fair value)	11.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	26.9%	0.0%
Average Annual EBITDA of Portfolio Companies	$101.6MM	$96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.4%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014 (there was no portfolio activity for the year ended December 31, 2013):

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,458	2.2%	$124,738	8.5%
Beverage, Food & Tobacco	470,860	8.5%	237,566	16.1%
Business Services	633,547	11.5%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	1,445,024	26.1%	124,063	8.4%
High Tech Industries	697,895	12.6%	121,563	8.3%
Metals & Mining	210,521	3.8%	—	0.0%
Paper and Allied Products	118,972	2.2%	124,221	8.4%
Specialty Finance	1,359,219	24.7%	—	0.0%
Transportation: Cargo	121,371	2.2%	123,075	8.4%
Wholesale Trade-Durable Goods	122,874	2.2%	124,219	8.4%
Wholesale Trade-Nondurable Goods	225,996	4.0%	245,604	16.7%
Total	$5,528,737	100.0%	$1,471,307	100.0%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	—	0.0%	124,063	8.4%
3	243,530	7.1%	608,043	41.3%
4	1,681,879	49.0%	614,463	41.8%
5	1,505,843	43.9%	124,738	8.5%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$3,431,252	100.0%	$1,471,307	100.0%

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

Investment Income

For the years ended December 31, 2015 and 2014, we generated $176,042 and $16,319, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $159,939 of cash income and $16,103 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2015. For the year ended December 31, 2014 such revenues represent $15,438 of cash income and $881 in non-cash portions related to the accretion of discounts. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $620,548 for the year ended December 31, 2015, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $101,336 and the incentive fees for the year were $37,014. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $584,998 for the year ended December 31, 2015.

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

Our other general and administrative expenses totaled $19,861, $13,516 and $7,703 for the years ended December 31, 2015, 2014, and 2013, respectively, and consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Licenses and permits	$338	$238	$189
Taxes	1,731	1,114	1,100
Printing fees	4,381	5,269	2,766
Travel expenses	12,416	1,217	1,716
Other	995	5,678	1,932
Total	$19,861	$13,516	$7,703

Net Investment Income

Our net investment income totaled $140,492, $16,211, $79,733 ($0.41, $0.14, $7.47 per share based on weighted average shares outstanding, respectively) for the years ended December 31, 2015, 2014 and 2013, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2015, we received sold investments and received principal payments of $414,971, from which we realized a net gain of $7,321. For the year ended December 31, 2014, we received sold investments and principal payments of $255,663, from which we realized a net gain of $1,875.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2015 and 2014, net unrealized appreciation (depreciation) totaled $178,537 and ($788), respectively.

Changes in Net Assets from Operations

For the year ended December 31, 2015, we recorded a net income of $326,350 versus net income of $17,298 for the year ended December 31, 2014 and net income of $79,733 for the year ended December 31, 2013.

Based on 339,304 weighted average common shares outstanding for the year ended December 31, 2015, basic and diluted, our per share net increase in net assets resulting from operations was $.96 for the year ended December 31, 2015.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

In our ongoing follow-on offering, we are initially offering at an offering price of $15.33 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the year ended December 31, 2015, we sold 303,503.55 shares of our common stock for gross proceeds of $4,500,759 at an average price per share of $14.83. The gross proceeds received during the year ended December 31, 2015 include reinvested stockholder distributions of $96,756 for which we issued 6,789.86 shares of common stock. During the year ended December 31, 2015, we also incurred offering costs of $9,922 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $398,367 for the year ended December 31, 2015. These sales commissions and fees include $98,817 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through December, 31 2015:

	Distribution
Fiscal 2015	Per Share	Amount
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

Our distributions previously were paid quarterly in arrears. On January 15, 2015, our Board declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our Board declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance. We then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. On January 22, 2016 the Company authorized and declared a cash distribution of $0.045 per share for the month of January 2016, to the shareholders of record as of January 28, 2016. On February 16, 2016 the Company authorized and declared a cash distribution of $0.045 per share for the month of February 2016, to the shareholders of record as of February 18, 2016. No distributions were declared for the years before 2015.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the year ended December 31, 2015 (no distributions were paid prior to 2015):

	2015		2014
	Distribution		Distribution
Source of Distribution	Amount	Percentage	Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	7,002	4%	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	183,073	96%	—	—
Total	$190,075	100%	$—	0%

(1)	During the year ended December 31, 2015, 90.9% of the Company’s gross investment income was attributable to cash income earned, and 9.1% was attributable to non-cash accretion of discount and paid-in-kind interest.

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

While the investment advisory agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to our Advisor as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though our Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Under the Expense Reimbursement Agreement as amended, once we have received at least $25 million in net proceeds from our offering, we are required to reimburse our Adviser for any expense support payments we received from them occurring within three years of the date on which we incurred such expenses. However, with respect to any expense support payments attributable to our operating expenses, (i) we will only reimburse our Adviser for expense support payments made by our Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from our Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from our Adviser made during the same fiscal year); and (ii) we will not reimburse our Adviser for expense support payments made by our Adviser if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time our Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $3,080,588 as of December 31, 2015, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

			Operating Expense
			Ratio as of the	Annualized Distribution
			Date Expense	Rate as of the Date	Eligible for
	Amount of Expense	Amount of Offering Cost	Payment Obligation	Expense Payment	Reimbursement
Quarter Ended	Payment Obligation	Payment Obligation	Incurred (1)	Obligation Incurred (2)	Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.39%	3.60%	December 31, 2018

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $47,937 has exceeded the three year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	December 31,	December 31,	December 31,
	2015	2014	2013
Operating Expenses	$1,225,595	$640,597	$391,240
Offering Costs	1,854,993	1,060,438	—
Due to related party offset	(2,512,824)	(1,105,341)	—
Reimbursements received from Adviser	(342,715)	(342,715)	—
Other amounts due to affiliates	448	—	—
Total Reimbursement due from Adviser	$225,497	$252,979	$391,240

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 84.9% of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2015:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	8.67%
Up 200 basis points	22.83%
Up 300 basis points	36.99%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Triton Pacific Investment Corporation, Inc.

We have audited the accompanying consolidated statements of financial position, including the consolidated schedule of investments of Triton Pacific Investment Corporation, Inc.(a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015 and the consolidated financial highlights for each of the two years in the period ended December 31, 2015. Triton Pacific Investment Corporation, Inc’s management is responsible for these consolidated financial statements and consolidated financial highlights. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial statement highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodian or by other auditing procedures where a reply from the custodian was not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015 and the financial highlights for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/FGMK, LLC

Bannockburn, Illinois

March 30, 2016

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS

Affiliate investments, at fair value (amortized cost - $1,859,219 and $0, respectively)	$2,097,485	$—
Non-affiliate investments, at fair value (amortized cost - $3,491,770 and $1,472,094, respectively)	3,431,252	1,474,307
Cash	1,812,341	1,654,492
Receivable for investments sold	—	249,375
Principal and interest receivable	11,707	900
Prepaid expenses	33,606	38,044
Reimbursement due from adviser (see Note 4)	225,497	252,979
TOTAL ASSETS	$7,611,888	$3,670,097

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$—	$246,250
Accounts payable and accrued liabilities	225,000	304,643
Stockholder distributions payable	12,478	—
Due to related parties (see Note 4)	47,757	18,300
TOTAL LIABILITIES	285,235	569,193

COMMITMENTS AND CONTINGENCIES (see Note 9)

TEMPORARY EQUITY
Contingently redeemable common shares (see Note 9)
0 and 87,481.04 shares issued and outstanding respectively	—	1,181,037

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 532,977.79 and 141,933.2 shares issued and outstanding respectively	532	229
Capital in excess of par value	7,172,547	1,899,340
Accumulated undistributed net realized gains	2,192	1,875
Accumulated distributions in excess of net investment income	(26,366)	16,211
Accumulated unrealized appreciation on investments	177,748	(788)
TOTAL NET ASSETS	7,326,653	1,916,867

TOTAL LIABILITIES AND NET ASSETS	$7,611,888	$3,667,097

Net asset value per share of common stock at year end	$13.75	$13.50

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

INVESTMENT INCOME
Interest from affiliate investments	$9,219	$—	$—
Interest from non-control/ non-affiliate investments	165,841	16,319	—
Fee income from non-control/ non-affiliate investments	982	—	—

Total investment income	176,042	16,319	—

OPERATING EXPENSES
Management fees	101,336	57,432	14,935
Capital gains incentive fees (see Notes 2 and 4)	37,014	217	—
Board fees	—	(76,000)	94,500
Administrator expense	257,576	147,906	87,326
Professional fees	145,493	81,150	72,375
Insurance expense	59,268	25,244	2,145
Organizational expense	—	—	47,458
Other operating expenses	19,861	13,516	7,703

Total operating expenses	620,548	249,465	326,442

Waiver of management fees	—	—	(14,935)
Expense reimbursement from sponsor	(584,998)	(249,357)	(391,240)

Net operating expenses	35,550	108	(79,733)

Net investment income	140,492	16,211	79,733

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on unaffiliated investments	7,321	1,875	—
Net decrease in unrealized appreciation on unaffiliated investments	(59,729)	—	—
Net increase (decrease) in unrealized appreciation on affiliated investments	238,266	(788)	—

Total net realized and unrealized gain (loss) on investments	185,858	1,087	—

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$326,350	$17,298	$79,733

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$0.96	$0.15	$7.47

Weighted average common shares outstanding - basic	339,304	114,991	10,675
Weighted average common shares outstanding - diluted	339,304	114,991	11,713

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Operations
Net investment income	$140,492	$16,211	$79,733
Net realized gain on investments	7,321	1,875	—
Net increase (decrease) in unrealized appreciation on investments	178,537	(788)	—
Net increase in net assets resulting from operations	326,350	17,298	79,733
Stockholder distributions (see Note 5)
Distributions from net investment income	(183,073)	—	—
Distributions from net realized gain on investments	(7,002)	—	—
Net decrease in net assets resulting from stockholder distributions	(190,075)	—	—
Capital share transactions
Issuance of common stock (see Note 3)	4,102,396	2,897,947	98,753
Less contingently redeemable common stock	—	(1,181,037)	—
Offering costs	(9,922)	(17,344)	—
Net increase in net assets resulting from capital share transactions	4,092,474	1,699,566	98,753

Total increase in net assets	4,228,749	1,716,864	178,486
Net assets at beginning of year	1,916,867	200,003	21,517
Temporary equity reclassified as permanent equity	1,181,037	—	—
Net assets at end of year	$7,326,653	$1,916,867	$200,003
Accumulated distributions in excess of net investment income	$(26,366)	$16,211	$—
Accumulated undistributed net realized gains	$2,192	$1,875	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$326,350	$17,298	$79,733
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(4,270,750)	(1,471,214)	—
Proceeds from sales and repayments of investments	414,971	—	—
Net realized gain from investments	(7,321)	—	—
Net change in unrealized appreciation (depreciation) on investments	(178,537)	788	—
Accretion of discount	(6,574)	(881)	—
Net increase in paid-in-kind interest	(9,219)	—	—
Depreciation and amortization	—	—	1,248
Change in assets and liabilities
Principal and interest receivable	(10,807)	(900)	—
Receivable for investments sold and repaid	249,375	(249,375)	—
Prepaid expenses	4,438	(36,599)	(230)
Reimbursement due from Adviser	27,482	138,261	(391,240)
Payable for investments purchased	(246,250)	246,250	—
Accounts payable and accrued liabilities	(79,643)	60,168	14,187
Deferred offering costs	—	775,858	—
Due to related parties	29,457	(705,850)	300,972
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(3,757,028)	(1,226,196)	4,670

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in restricted cash held in escrow	—	160,000	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	160,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,005,640	1,556,910	—
Issuance of temporary common stock	—	1,181,037	—
Stockholder distributions	(93,319)	—	—
Increases in distributions payable	12,478	—	—
Offering costs	(9,922)	(17,344)	(12,906)
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	3,914,877	2,720,603	(12,906)

NET CHANGE IN CASH	157,849	1,654,407	(8,236)

CASH - BEGINNING OF YEAR	$1,654,492	$85	$8,321

CASH - END OF YEAR	$1,812,341	$1,654,492	$85

Supplemental schedule of non-cash investing activities
Deferred offering costs funded by affiliates	$—	$—	$287,768
Deferred offering costs in accrued expenses	$—	$—	$—
Conversion of accounts payable to equity	$—	$—	$98,753

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

Portfolio Company	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—32.46%
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	$199,500	$194,849	$194,346
Curo Health Services Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.50%)	1.0%	2/7/2022	124,063	122,977	123,054
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	124,062	123,038	118,479
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/7/2020	117,188	113,324	104,297
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	123,750	122,667	122,513
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.50% (5.50%)	1.0%	8/15/2022	149,625	149,155	148,784
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	200,000	196,294	192,500
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	123,750	122,730	122,874
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	123,125	122,105	122,458
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	121,875	120,758	120,656
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	1.0%	11/25/2020	123,428	122,688	121,371
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	124,375	122,605	122,095
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	119,972	119,718	118,972
SCS Holdings I		High Tech Industries	L+5.00% (6.00%)	1.0%	10/31/2022	123,596	121,207	121,896
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	199,500	197,762	196,034
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	124,063	121,954	113,052
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	234,193	232,258	225,996
Total Senior Secured Loans—First Lien						$2,456,065	$2,426,089	$2,389,377

Senior Secured Loans—Second Lien—14.15%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	120,893	118,125
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	217,634	220,416
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	122,834	122,500
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	249,048	248,438
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.0%	1/19/2020	250,000	233,925	210,521
SCS Holdings I		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,347	121,875
Total Senior Secured Loans—Second Lien						$1,125,000	$1,065,681	$1,041,875

Subordinated Convertible Debt—8.27%
Javlin Capital LLC Subordinated Convertible Note	(e)	Specialty Finance	6.00%		3/31/2020	609,219	609,219	609,219
Total Subordinated Convertible Debt						$609,219	$609,219	$609,219

Equity/Other—20.22%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	738,266
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						714,286	$1,250,000	$1,488,266

TOTAL INVESTMENTS—75.10%							$5,350,989	$5,528,737
OTHER ASSETS IN EXCESS OF LIABILITIES—24.90%								$1,797,916
NET ASSETS - 100.00%								$7,326,653

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represented 28.49% of the Company’s net assets. Fair value as of December 31, 2015 along with transactions during the period ended December 31, 2015 in affiliated investments were as follows:

		Year Ended December 31, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31, 2015	Net Realized Gain (Loss)
ACON IWP Investors I, L.L.C.	$—	$500,000	$—	$738,266	$—
Javlin Capital, LLC, Convertible Note	—	600,000	—	609,219	—
Javlin Capital, LLC, C-2 Preferred Units	—	750,000	—	750,000	—
Total	$—	$1,850,000	$—	$2,097,485	$—

* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(b)	Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61220%.
(c)	Fair value and market value are determined by the Company's board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2015, 90.15% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

TRITON PACIFIC INVESTMENT CORPORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is publically registered, non-traded fund focused on private equity, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share, of which, 37,500,000 shares have been classified as Class A Common Stock and 37,500,000 shares have been classified as Class T Common Stock. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”).

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of December 31, 2015, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and articles 6 or 10 of Regulation S-X.

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

Valuation of Portfolio Investments. The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Adviser provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs which may include indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, valuations prepared by third-party valuation services, and internally prepared valuations by the Adviser.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with the Adviser’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s board of directors, which valuation may be obtained from an independent valuation firm or Adviser, if applicable;

•	preliminary valuation conclusions are then documented and discussed with the Company’s board of directors;

•	the Company’s board of directors reviews the preliminary valuation and the Adviser’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the board of directors; and

•	the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser and any third-party valuation firm, if applicable.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fees for the year ended December 31, 2015 were $37,014, of which $1,464 was for Incentive Fees calculated on realized gains, and $35,550 for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Simultaneously with selling common shares, the deferred offering costs were and will be charged to stockholders’ equity. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. Substantially all of these costs were paid for by affiliates or the Company and would be owed to the affiliates in the event the offering costs were reimbursed. As of December 31, 2015 and December 31, 2014, $1,854,993 and $1,225,595, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these Operating Expenses, $47,937 has exceeded the three year period for repayment and will not be repayable by the Company.

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

Reclassification. Certain amounts in the 2014 and 2013 financial statements have been reclassified in order to conform with the 2015 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	296,713.69	$4,404,003	214,659.24	$3,144,219	7,315.00	$98,753
Reinvestment of Distributions	6,789.86	96,756	—	—	—	—
Commissions and Dealer Manager Fees	—	(398,363)	—	(246,272)	—	—
Net Proceeds to Company from Share Transactions	303,503.55	$4,102,396	214,659.24	$2,897,947	7,315.00	$98,753

Status of Continuous Public Offering

During the years ended December 31, 2015, 2014 and 2013, the Company sold 296,713.69, 214,659.24, and 7,315 shares of common stock, respectively, for gross proceeds of approximately $4,404,003, $3,144,219, and $98,753, at an average price per share of $14.83, $14.65, and $13.50, respectively. The increase in Capital in excess of par value during the years ended December 31, 2015, 2014 and 2013 also includes reinvested stockholder distributions of $96,756, $0 and $0, respectively, for which the Company issued 6,789.86, 0 and 0 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $398,363, $246,272 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through December 31, 2015, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the Statements of Financial Position:

	December 31,	December 31,	December 31,
	2015	2014	2013
Operating Expenses	$1,225,595	$640,597	$391,240
Offering Costs	1,854,993	1,060,438	—
Due to related party offset	(2,512,824)	(1,105,341)	—
Reimbursements received from Adviser	(342,715)	(342,715)	—
Other amounts due to affiliates	448	—	—
Total Reimbursement due from Adviser	$225,497	$252,979	$391,240

Operating Expenses are the amounts reimbursed or paid by the Adviser for our operating costs and offering costs are the cumulative amount of organizational and offering expenses reimbursed to us or paid by the Adviser and subject to future reimbursement per the terms of our expense reimbursement agreement.

Due to related party offset represents the cash the Adviser paid directly for our operating and offering expenses and reimbursements received from the Adviser are the amounts the Adviser paid in cash to us for reimbursement of our operating and offering costs.

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance and we receive approval from our independent directors. As of December 31, 2015, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary).

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

The following table describes the fees and expenses incurred under the investment advisory and administration agreement and the dealer manager agreement during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014	2013
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$101,336	$57,432	$14,935
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$37,014	$217	$—
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$257,576	$147,906	$87,326
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$98,817	$19,590	$—

(1)	During the years ended December 31, 2015, 2014 and 2013, the Company earned capital gains incentive fees of $37,014, $217 and $0, respectively, based on the performance of its portfolio, of which $35,550, ($158) and $0, respectively, was based on unrealized gains, and $1,464, $375, and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the years ended December 31, 2015, 2014 and 2013, the Company paid the Dealer Manager $398,363, $246,272 and $0, respectively, in sales commissions and dealer fees. $98,817, $19,590, and $0 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the years ended December 31, 2015. For the years ended December 31, 2014 and 2013, each of the Independent Directors had previously agreed to defer payment of all fees owed to them during the Company’s start-up phase. The total amount of these deferred director fees was $207,750 through 2014. Pursuant to the Director Agreement, each of Independent Directors agreed to accept a cash payment from the Company as full and complete satisfaction of all deferred director fees owed to them. The cash payments to each of the Independent Directors were $25,000 for Mr. Ruther and $20,000 for each of Mr. Goldberg and Mr. Pruitt. The remaining $142,750 reduced the directors’ fees accrued for 2014 in the amount of $66,750. This difference between the deferred directors’ fees and the settlement amount was recorded as a negative expense totaling $76,000 in the accompanying statement of operations for the year ended December 31, 2014.

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

Under the Expense Reimbursement Agreement as amended, once we have received at least $25 million in net proceeds from our offering, we are required to reimburse our Adviser for any expense support payments we received from them occurring within three years of the date on which we incurred such expenses. However, with respect to any expense support payments attributable to the Company’s operating expenses, (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year); and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.39%	3.60%	December 31, 2018

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of December 31, 2015, $3,080,588 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $2,512,824 representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock through December 31, 2015:

	Distribution
December 31, 2015	Per Share	Amount
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

On January 22, 2016 the Company authorized and declared a cash distribution of $0.045 per share for the month of January 2016, to the shareholders of record as of January 28, 2016. On February 16, 2016 the Company authorized and declared a cash distribution of $0.045 per share for the month of February 2016, to the shareholders of record as of February 18, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the year ended December 31, 2015 (no distributions were paid during the years ended December 31, 2014 and 2013):

	2015
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Short-term capital gains proceeds from the sale of assets	7,002	4%
Long-term capital gains proceeds from the sale of assets	—	—
Expense reimbursement from sponsor	183,073	96%
Total	$190,075	100%

(1)	During the year ended December 31, 2015, 90.9% of the Company’s gross investment income was attributable to cash income earned, and 9.1% was attributable to non-cash accretion of discount and paid-in-kind interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $174,880, $16,211 and $0, respectively. As of December 31, 2015, 2014 and 2013, the Company had $11,376, $18,086 and $0, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the years ended December 31, 2015, 2014 and 2013.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP basis net investment income	$140,492	$16,211	$79,733
Reversal of incentive fee accrual on unrealized gains	35,550	—	—
Timing difference	—	—	(79,733)
Other book-tax differences	(1,162)	—	—
Tax-basis net investment income	$174,880	$16,211	$—

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2015	2014	2013
Distributable realized gains (long-term capital gains)	$2,192	$1,875	$—
Distributable ordinary income (income and short-term capital gains)	9,184	16,211	—
Net unrealized appreciation (depreciation) on investments	177,748	(788)	—
Total	$189,124	$17,298	$—

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $5,578,844, $1,351,838 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(50,635), $(698) and $0 as of December 31, 2015, 2014 and 2013, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2015 and December 31, 2014 (there were no investments for the year ended December 31, 2013):

	December 31, 2015			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$2,426,089	$2,389,377	43%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	1,065,681	1,041,875	19%	120,167	119,375	8%
Subordinated Debt	609,219	609,219	11%	—	—	0%
Equity/Other	1,250,000	1,488,266	27%	—	—	0%
Total	$5,350,989	$5,528,737	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014 (there were no investments for the year ended December 31, 2013):

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,458	2.2%	$124,738	8.5%
Beverage, Food & Tobacco	470,860	8.5%	237,566	16.1%
Business Services	633,547	11.5%	—	0.0%
Construction Special Trade Contractors	—	0.0%	246,258	16.8%
Healthcare & Pharmaceuticals	1,445,024	26.1%	124,063	8.4%
High Tech Industries	697,895	12.6%	121,563	8.3%
Metals & Mining	210,521	3.8%	—	0.0%
Paper and Allied Products	118,972	2.2%	124,221	8.4%
Specialty Finance	1,359,219	24.7%	—	0.0%
Transportation: Cargo	121,371	2.2%	123,075	8.4%
Wholesale Trade-Durable Goods	122,874	2.2%	124,219	8.4%
Wholesale Trade-Nondurable Goods	225,996	4.0%	245,604	16.7%
Total	$5,528,737	100.0%	$1,471,307	100.0%

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

As of December 31, 2015 and 2014, the Company’s investments were categorized as follows in the fair value hierarchy (there were no investments for the year ended December 31, 2013):

Valuation Inputs	December 31, 2015	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	5,528,737	1,471,307
Total	$5,528,737	$1,471,307

The Company’s investments as of December 31, 2015 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions and subordinated convertible loan were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the year ended December 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	$—	$1,471,307
Accretion of discount (amortization of premium)	4,185	2,389	—	—	6,574
Net realized gain (loss)	7,321	—	—	—	7,321
Net change in unrealized appreciation (depreciation)	(36,715)	(23,014)	—	238,266	178,537
Purchases	1,477,625	943,125	600,000	1,250,000	4,270,750
Paid-in-kind interest	—	—	9,219	—	9,219
Sales and redemptions	(414,971)	—	—	—	(414,971)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,715)	$(23,014)	$—	$238,266	$178,537

The following is a reconciliation for the year ended December 31, 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value (there were no investments for the year ended December 31, 2013):

	For the year ended December 31, 2014
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	715	167	—	—	882
Net realized gain (loss)	1,875	—	—	—	1,875
Net change in unrealized appreciation (depreciation)	4	(792)	—	—	(788)
Purchases	1,605,001	120,000	—	—	1,725,001
Paid-in-kind interest	—	—	—	—	—
Sales and redemptions	(255,663)	—	—	—	(255,663)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$1,351,932	$119,375	$—	$—	$1,471,307

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4	$(792)	$—	$—	$(788)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$2,389,377	Market quotes	Indicative dealer quotes	87.00 - 100.00	97.36
Senior Secured Second Lien Debt	1,041,875	Market quotes	Indicative dealer quotes	83.17 - 99.88	93.01
Subordinated Debt	609,219	Market comparables	EBITDA multiples (x)	11.9x - 15.0x	13.0x
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	738,266	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$5,528,737

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2014 were as follows (there were no investments for the year ended December 31, 2013):

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$1,351,932	Market quotes	Indicative dealer quotes	95.25 - 100.83	98.81
Senior Secured Second Lien Debt	119,375	Market quotes	Indicative dealer quotes	94.50 - 96.50	95.5
Total	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015 and 2014 (operations did not commence until 2014):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$13.50	$13.50
Results of operations(1)
Net investment income (loss)	0.41	0.14
Net realized and unrealized appreciation (depreciation) on investments(2)	0.41	0.01
Net increase (decrease) in net assets resulting from operations	0.82	0.15
Stockholder distributions(3)
Distributions from net investment income	(0.55)	—
Distributions from net realized gain on investments	(0.02)	—
Net decrease in net assets resulting from stockholder distributions	(0.57)	—
Capital share transactions
Issuance of common stock(4)	0.03	—
Offering costs(1)	(0.03)	(0.15)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.15)
Net asset value, end of period	$13.75	$13.50
Shares outstanding, end of period	532,978	229,474
Total return(5)	6.1%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$7,326,653	$1,916,867
Ratio of net investment income to average net assets(6)	3.0%	1.5%
Ratio of total operating expenses to average net assets(6)	13.4%	23.6%
Ratio of expenses reimbursed by sponsor to average net assets(6)	13.4%	23.6%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets(6)	0.80%	0.02%
Ratio of net operating expenses to average net assets(6)	0.0%	0.0%
Portfolio turnover	14.3%	23.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2015 and 2014.

(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Average net assets in these calculations are exclusive of amounts classified as temporary equity.

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

As a result of the Company’s failure to timely update its registration statement as required by Section 10(a)(3) of the Securities Act, from May 1, 2014 to August 14, 2014, the offer and sale of securities in the Offering during such period may have triggered a right of rescission under the Securities Act for investors that purchased shares of common stock during this period. Such stockholders may have had the right to rescind their purchase of shares of common stock during the one-year period after these shareholders purchased their shares. The potential rescission rights terminated on August 14, 2015 and no shareholders attempted to exercise any rescission rights.

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the quarterly results of operations for the years ended December 31, 2015, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. The Company has omitted the financial highlights for the period from April 29, 2011 (Inception) to December 31, 2012, since the Company did not have operations as of December 31, 2012.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$73,323	$41,591	$32,598	$28,530
Operating expenses
Total operating expenses	171,951	147,747	166,549	134,301
Expense reimbursement from sponsor	(136,401)	(147,747)	(166,549)	(134,301)
Net operating expenses	35,550	—	—	—
Net investment income	37,773	41,591	32,598	28,530
Realized gain on investments	—	—	3,779	3,542
Net increase (decrease) in unrealized appreciation on investments	167,619	(9,767)	(6,384)	27,069
Net increase (decrease) in net assets resulting from operations	$205,392	$31,824	$29,993	$59,141
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$0.08	$0.11	$0.11	$0.12
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$0.31	$(0.02)	$(0.01)	$0.13
Weighted average shares outstanding - Basic	465,967	363,214	289,359	235,886
Weighted average shares outstanding - Diluted	465,967	363,214	289,359	235,886

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$16,226	$55	$38	$—
Operating expenses
Total operating expenses	(26,957)	106,112	86,041	84,269
Expense reimbursement from sponsor	26,972	(106,057)	(86,003)	(84,269)
Net operating expenses	15	55	38	—
Net investment income	16,211	—	—	—
Realized and unrealized gain (loss)	1,087	—	—	—
Net increase (decrease) in net assets resulting from operations	$17,298	$—	$—	$—
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$0.14	$—	$—	$—
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$0.15	$—	$—	$—
Weighted average shares outstanding - Basic	114,991	203,189	23,511	14,815
Weighted average shares outstanding - Diluted	114,991	203,189	23,511	47,376

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$—	$—	$—	$—
Operating expenses
Total operating expenses	107,274	81,058	74,959	48,216
Less: Expense reimbursement from sponsor	391,240			—
Net operating expenses	(283,966)	81,058	74,959	48,216
Net investment income (loss)	283,966	(81,058)	(74,959)	(48,216)
Realized and unrealized gain (loss)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$283,966	$(81,058)	$(74,959)	$(48,216)
Per share information-basic and diluted
Net investment income (loss) - Basic	$7.47	$(6.33)	$(9.99)	$(6.43)
Net investment income (loss) - Diluted	$6.81	$(6.33)	$(9.99)	$(6.43)
Net increase (decrease) in net assets resulting from operations - Basic	$7.47	$(6.33)	$(9.99)	$(6.43)
Net increase (decrease) in net assets resulting from operations - Diluted	$6.81	$(6.33)	$(9.99)	$(6.43)
Weighted average shares outstanding - Basic	10,675	12,805	7,500	7,500
Weighted average shares outstanding - Diluted	11,713	12,805	7,500	7,500

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2015, 2014 and 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on March 30, 2016, and notes the following:

Effective March 17, 2016, the Company commenced its follow-on offering of its common stock. In its follow-on offering, the Company is offering for sale a maximum of $300,000,000 of its shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.

Effective March 2, 2016, the Company’s shares of common stock were divided into two classes, Class A and Class T and all shares of the Company’s common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock. In its offering, the Company is initially offering only Class A shares and intend to offer Class T shares in the future, subject to obtaining a satisfactory exemption relief order from the SEC, with each class having its own different upfront sales load and fee and expense structure.

For the period beginning January 1, 2016 and ending March 30, 2016, the Company sold 139,693 shares of its common stock for total gross proceeds of $2,048,495, including amounts issued pursuant to its distribution reinvestment plan in the amount of $25,322.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following financial statements are filed as part of this report in Part II, Item 8:
		Page
	Report of Independent Registered Public Accounting Firm	63
	Statement of Financial Position	64
	Statements of Operations	65
	Statements of Changes in Net Assets	66
	Statements of Cash Flows	67
	Schedule of Investments	68
	Notes to Financial Statements	70

b.	The following exhibits are filed or incorporated as part of this report.

3.1	Fourth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

3.3	Articles Supplementary of the Company. (Incorporated by reference to the Company’s Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)

10.1	Dealer Manager Agreement by and between Company and Triton Pacific Securities, LLC. (Incorporated by reference to the Company’s Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)

10.2	Form of Participating Dealer Agreement and Participating Dealer Agreement. (Incorporated by reference to the Company’s Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)

10.3	License Agreement by and between Company and Triton Pacific Group, Inc. (Incorporated by reference to Exhibit 2(K) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on June 14, 2011.)

10.4	Administration Agreement by and between the Company and TFA Associates, LLC. (Incorporated by reference, Exhibit 2(K), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 12, 2012.)

10.5	Investment Advisory Agreement by and between Company and Triton Pacific Adviser, LLC. (Incorporated by reference to Exhibit 2(g), filed with Post-Effective Amendment No.6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.6	Investment Sub-Advisory Agreement dated July 24, 2014 between the Company and ZAIS Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 30, 2014.)

10.7	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the Company and Adviser (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014)

10.8	Fund Services Agreement dated May 27, 2014 between the Company and Gemini Fund Services, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2014).

87

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2016.

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

Signature	Title	Date

/s/ Craig J. Faggen Craig J. Faggen	Director and Chairman of the Board and CEO	March 30, 2016

/s/ Ivan Faggen Ivan Faggen	Director	March 30, 2016

/s/ Ronald Ruther Ronald Ruther	Independent Director	March 30, 2016

/s/ William Pruitt William Pruitt	Independent Director	March 30, 2016

/s/ Marshall Goldberg Marshall Goldberg	Independent Director	March 30, 2016

