Form 10-Q
period 2016-03-31
Triton Pacific Investment Corporation, Inc.
filed 2016-05-16
CIK 1521945

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-174873

Triton Pacific Investment Corporation, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Center Drive West, 14th Floor

Los Angeles, CA 90045

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

As of May 16, 2016, the Registrant had 776,833.80 shares of common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,868,379 and $1,859,219, respectively)	$2,160,521	$2,097,485
Non-affiliate Investments, at fair value (amortized cost - $4,198,333 and $3,491,770, respectively)	4,111,109	3,431,252
Cash	3,356,967	1,812,341
Principal and interest receivable	17,601	11,707
Prepaid expenses	19,795	33,606
Reimbursement due from Adviser (see Note 4)	239,465	225,497

TOTAL ASSETS	$9,905,458	$7,611,888

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$246,250	$—
Accounts payable and accrued liabilities	225,000	225,000
Stockholder distributions payable	3,188	12,478
Due to related parties (see Note 4)	54,839	47,757
TOTAL LIABILITIES	529,277	285,235

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 682,942.25 and 532,977.19 shares issued and outstanding respectively	682	532
Capital in excess of par value	9,201,348	7,172,547
Accumulated undistributed net realized gains	2,192	2,192
Accumulated undistributed net investment income	(32,962)	(26,366)
Accumulated unrealized appreciation on investments	204,921	177,748
TOTAL NET ASSETS	9,376,181	7,326,653

TOTAL LIABILITIES AND NET ASSETS	$9,905,458	$7,611,888

Net asset value per share of common stock at year end	$13.73	$13.75

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

 (Unaudited)

	2016	2015

INVESTMENT INCOME
Interest from affiliate investments	$9,157	$—
Interest from non-control/ non-affiliate investments	71,424	28,016
Fee income from non-control/ non-affiliate investments	249	514

Total investment income	80,830	28,530

OPERATING EXPENSES
Management fees	43,154	18,408
Capital gains incentive fees (see Notes 2 and 4)	5,434	5,964
Administrator expense	82,322	63,074
Professional fees	17,000	30,422
Insurance expense	13,811	14,083
Other operating expenses	1,709	2,350

Total operating expenses	163,430	134,301

Expense reimbursement and management fee offsets from Adviser	(157,996)	(134,301)

Net expenses	5,434	—

Net investment income	75,396	28,530

REALIZED AND UNREALIZED GAINS
Net realized gain on unaffiliated investments	—	3,542
Net increase in unrealized appreciationon unaffiliated investments	27,173	27,069

Total net realized and unrealized gain on investments	27,173	30,611

NET INCREASE IN NET ASSETS FROM OPERATIONS	$102,569	$59,141

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets resulting from operations per share	$0.17	$0.25

Weighted average common shares outstanding - basic and diluted	603,230	235,886

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

three MONTHS ended march 31, 2016 and 2015

(Unaudited)

	2016	2015
Operations
Net investment income	$75,396	$28,530
Net realized gain on investments	—	3,542
Net increase in unrealized appreciation on investments	27,173	27,069
Net increase in net assets resulting from operations	102,569	59,141
Stockholder distributions (see Note 5)
Distributions from net investment income	(81,992)	(16,211)
Distributions from net realized gain on investments	—	(1,103)
Net decrease in net assets resulting from stockholder distributions	(81,992)	(17,314)
Capital share transactions
Issuance of common stock (see Note 3)	1,987,605	191,139
Reinvestment of stockholder distributions (see Note 3)	41,346	8,934
Offering costs	—	(42,300)
Net increase in net assets resulting from capital share transactions	2,028,951	157,773

Total increase in net assets	2,049,528	199,600
Net assets at beginning of period	7,326,653	1,916,867
Net assets at end of period	$9,376,181	$2,116,467
Accumulated undistributed (overdistributed) net investment income	$(32,962)	$28,530
Accumulated undistributed net realized gains	$2,192	$—

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$102,569	$59,141
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(716,250)	(742,500)
Proceeds from sales and repayments of investments	13,136	133,306
Net realized gain from investments	—	(3,542)
Net increase in unrealized appreciation on investments	(27,173)	(27,068)
Accretion of discount	(3,450)	(961)
Net increase in paid-in-kind interest	(9,157)	—
Increases and decreases in assets and liabilities
Principal and interest receivable	(5,894)	(721)
Receivable for investments sold	—	124,858
Prepaid expenses	13,811	19,125
Reimbursement due from Adviser	(13,968)	40,363
Payable for investments purchased	246,250	(246,250)
Accounts payable and accrued liabilities	—	(48,471)
Due to related parties	7,082	(16,600)
NET CASH USED BY OPERATING ACTIVITIES	(393,044)	(709,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,987,605	191,139
Stockholder distributions	(40,645)	(8,380)
Increases in distributions payable	(9,290)	—
Offering costs	—	(42,300)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,937,670	140,459

NET INCREASE (DECREASE) IN CASH	1,544,626	(568,861)

CASH - BEGINNING OF PERIOD	$1,812,341	$1,654,492

CASH - END OF PERIOD	$3,356,967	$1,085,631

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$41,346	$8,934

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—33.16%
CareCentrix		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	$199,000	$194,530	$193,693
Curo Health		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	123,750	122,710	122,784
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	123,750	122,771	119,728
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	115,625	111,991	104,063
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	123,438	122,648	122,666
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.50% (5.50%)	1.0%	8/15/2022	149,250	148,712	148,877
Imagine Print Solutions		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	250,000	246,250	250,938
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	200,000	196,474	195,250
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	123,437	122,462	123,540
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	122,813	121,837	121,738
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	120,313	119,241	117,906
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	1.0%	11/25/2020	123,114	122,414	121,370
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	124,063	122,338	122,046
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.75%)	1.0%	10/1/2021	116,999	116,756	111,685
SCS Holdings I		High Tech Industries	L+5.00% (6.00%)	1.0%	10/31/2022	123,596	121,387	122,669
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	199,000	197,442	197,508
SolarWinds, Inc.		High Tech Industries	L+5.50% (6.50%)	1.0%	2/3/2023	250,000	237,617	248,125
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	123,750	121,732	111,684
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	231,031	229,207	218,902
Vivid Seats Ltd.		Consumer Services	L+6.00% (7.00%)	1.0%	3/1/2022	250,000	232,567	234,063
Total Senior Secured Loans—First Lien						$3,192,929	$3,131,086	$3,109,235

Senior Secured Loans—Second Lien—10.69%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,073	105,625
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	217,792	212,916
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	122,925	123,125
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	249,228	240,625
Oxbow		Metals & Mining	L+7.00% (8.00%)	1.0%	1/19/2020	250,000	234,725	197,708
SCS Holdings I		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,505	121,875
Total Senior Secured Loans—Second Lien						$1,125,000	$1,067,248	$1,001,874

Subordinated Convertible Debt—6.60%
Javlin Capital LLC Subordinated Convertible No	(a) (e)	Specialty Finance	6.00%		3/31/2020	600,099	618,376	618,376
Total Subordinated Convertible Debt						$600,099	$618,376	$618,376

Equity/Other—16.45%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	792,145
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						$714,286	$1,250,000	$1,542,145
TOTAL INVESTMENTS—66.89%							$6,066,710	$6,271,630
OTHER ASSETS IN EXCESS OF LIABILITIES—33.11%								$3,104,551
NET ASSETS - 100.0%								$9,376,181

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2016 represented 23.04% of the Company’s net assets. Fair value as of March 31, 2016 along with transactions during the period ended March 31, 2016 in affiliated investments were as follows):

		Three months ended March 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at March 31, 2016	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$738,266	$—	$—	$792,145	$—	$—
Javlin Capital, LLC, Convertible Note	609,219	9,157	—	618,376	—	9,157
Javlin Capital, LLC, C-2 Preferred Units	750,000	—	—	750,000	—	—
Total	$2,097,485	$9,157	$—	$2,160,521	$—	$9,157

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.6251%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2016, 85.5% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2015

Portfolio Company	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—32.46%
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	$199,500	$194,849	$194,346
Curo Health Services Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	124,063	122,977	123,054
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	124,062	123,038	118,479
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/7/2020	117,188	113,324	104,297
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	123,750	122,667	122,513
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.50% (5.50%)	1.0%	8/15/2022	149,625	149,155	148,784
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	200,000	196,294	192,500
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	123,750	122,730	122,874
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	123,125	122,105	122,458
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	121,875	120,758	120,656
Omnitracs, LLC		Transportation: Cargo	L+3.75% (4.75%)	1.0%	11/25/2020	123,428	122,688	121,371
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	124,375	122,605	122,095
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	119,972	119,718	118,972
SCS Holdings I		High Tech Industries	L+5.00% (6.00%)	1.0%	10/31/2022	123,596	121,207	121,896
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	199,500	197,762	196,034
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	124,063	121,954	113,052
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	234,193	232,258	225,996
Total Senior Secured Loans—First Lien						$2,456,065	$2,426,089	$2,389,377

Senior Secured Loans—Second Lien—14.15%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	120,893	118,125
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	217,634	220,416
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	122,834	122,500
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	249,048	248,438
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.0%	1/19/2020	250,000	233,925	210,521
SCS Holdings I		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,347	121,875
Total Senior Secured Loans—Second Lien						$1,125,000	$1,065,681	$1,041,875

Subordinated Convertible Debt—8.27%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	609,219	609,219	609,219
Total Subordinated Convertible Debt						$609,219	$609,219	$609,219

Equity/Other—20.22%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	738,266
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						714,286	$1,250,000	$1,488,266

TOTAL INVESTMENTS—75.10%							$5,350,989	$5,528,737
OTHER ASSETS IN EXCESS OF LIABILITIES—24.90%								$1,797,916
NET ASSETS - 100.00%								$7,326,653

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represented 28.49% of the Company’s net assets. Fair value as of December 31, 2015 along with transactions during the period ended December 31, 2015 in affiliated investments were as follows:

		Year Ended December 31, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31, 2015	Net Realized Gain (Loss)
ACON IWP Investors I, L.L.C.	$—	$500,000	$—	$738,266	$—
Javlin Capital, LLC, Convertible Note	—	600,000	—	609,219	—
Javlin Capital, LLC, C-2 Preferred Units	—	750,000	—	750,000	—
Total	$—	$1,850,000	$—	$2,097,485	$—

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61220%.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2015, 81.45% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is publically registered, non-traded fund focused on private equity, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of March 31, 2016, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three months ended March 31, 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, including accounting for investment companies under ASC Topic 946, and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. These interim, unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended March 31, 2016 and 2015 was $5,434 and $5,964, respectively, of which $0 and $708, respectively, was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of March 31, 2016 and December 31, 2015, $2,087,887 and $1,854,992, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2016 and March 31, 2015, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	147,027.05	$2,163,173	14,158.46	$211,989
Reinvestment of Distributions	2,937.41	41,346	626.95	8,934
Commissions and Dealer Manager Fees	—	(175,568)	—	(20,850)
Net Proceeds to Company from Share Transactions	149,964.46	$2,028,951	14,785.41	$200,073

Status of Continuous Public Offering

During the three months ended March 31, 2016 and 2015, the Company sold 147,027.05 and 14,158.46 shares of common stock, respectively, for gross proceeds of approximately $2,163,173 and $211,989, at an average price per share of $14.71 and $14.97, respectively. The increase in Capital in excess of par during the three months ended March 31, 2016 and 2015 include reinvested stockholder distributions of $41,346 and $8,934, respectively, for which the Company issued 2,937.41 and 626.95 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $175,568 and $20,850 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through March 31, 2016, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	March 31,	December 31,
	2016	2015
Operating Expenses	$1,383,591	$1,225,595
Offering Costs	2,087,887	1,854,993
Due to related party offset	(2,889,746)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$239,465	$225,497

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of March 31, 2016 the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three months ended March 31, 2016 and 2015:

			Three months ended March 31,
Related Party	Source Agreement	Description	2016	2015
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$43,154	$18,408
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$5,434	$5,964
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$82,322	$63,074
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$47,841	$4,240

(1)	During the three months ended March 31, 2016 and 2015, the Company earned capital gains incentive fees of $5,434 and $5,964, respectively, based on the performance of its portfolio, of which $5,434 and $5,256, respectively, was based on unrealized gains, and $0 and $708, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the three months ended March 31, 2016 and 2015, the Company paid the Dealer Manager $175,568 and $20,850, respectively, in sales commissions and dealer fees. $47,841 and $4,240 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three months ended March 31, 2016 and 2015.

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

Under the Expense Reimbursement Agreement as amended, once the Company has received at least $25 million in net proceeds from its offering, during any quarter occurring within three years of the date on which the Company incurred any expenses that are funded by the Adviser, the Company is required to reimburse the Adviser for any expense support payments the Company received from them. However, with respect to any expense support payments attributable to the Company’s operating expenses, (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year); and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of March 31, 2016, $3,471,478 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $2,889,746, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser. Of these Operating Expenses in the table above, $78,756 has exceeded the three year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
Fiscal 2015
January 20, 2015	$0.07545	$17,314

Prior to April 2015, the Company’s distributions were paid quarterly in arrears.  On April 2, 2015, the Company authorized and declared a first quarter cash distribution of $0.116 per share, to the shareholders of record as of April 13, 2015. Beginning April 2015, the Company commenced the declaration and payment of monthly distributions, payable in advance, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions.

On April 20, 2016, the Company authorized and declared a cash distribution of $0.045 per share for the month of April 2016, to the shareholders of record as of April 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	—	1,103	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	81,992	100%	16,211	94%
Total	$81,992	100%	$17,314	100%

(1)	During the three months ended March 31, 2016 and 2015, 84.4% and 96.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 15.6% and 3.4%, resepctively was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $78,748 and $33,786, respectively. As of March 31, 2016 and 2015, the Company had $8,132 and $32,844, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the three months ended March 31, 2016 and 2015.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
GAAP basis net investment income	$75,396	$28,530
Reversal of incentive fee accrual on unrealized gains	5,434	5,256
Other book-tax differences	(2,082)	—
Tax-basis net investment income	$78,748	$33,786

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of March 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Three months ended March 31,
	2016	2015
Distributable ordinary income (income and short-term capital gains)	$5,940	$39,187
Distributable realized gains (long-term capital gains)	2,192	—
Net unrealized appreciation (depreciation) on investments	204,921	26,399
	$213,053	$65,586

The $204,921 of net appreciation as of March 31, 2016 includes gross appreciation over amortized tax cost of $312,089 and gross depreciation under amortized tax cost of $105,086. The $26,399 of net appreciation as of March 31, 2015 is entirely due to gross appreciation over amortized tax cost.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $6,064,628 and $2,085,673 as of March 31, 2016 and 2015, respectively. The aggregate net unrealized appreciation on investments on a tax basis was $204,921 and $26,399 as of March 31, 2016 and 2015, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2016 and December 31, 2015:

	Three months ended March 31, 2016 (Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$3,131,086	$3,109,235	50%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,067,248	1,001,874	16%	1,065,681	1,041,875	19%
Subordinated Debt	618,376	618,376	10%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	24%	1,250,000	1,488,266	27%
Total	$6,066,710	$6,271,630	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$121,738	1.9%	$122,458	2.2%
Beverage, Food & Tobacco	450,313	7.2%	470,860	8.5%
Business Services	889,487	14.2%	633,547	11.5%
Consumer Services	234,063	3.7%	—	0.0%
Healthcare & Pharmaceuticals	1,499,273	23.9%	1,445,024	26.1%
High Tech Industries	935,175	14.9%	697,895	12.6%
Metals & Mining	197,708	3.2%	210,521	3.8%
Paper and Allied Products	111,685	1.8%	118,972	2.2%
Specialty Finance	1,368,376	21.8%	1,359,219	24.6%
Transportation: Cargo	121,370	1.9%	121,371	2.2%
Wholesale Trade-Durable Goods	123,540	2.0%	122,874	2.2%
Wholesale Trade-Nondurable Goods	218,902	3.5%	225,996	4.1%
Total	$6,271,630	100.0%	$5,528,737	100.0%

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

As of March 31, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Three months ended March 31, 2016 (Unaudited)	Year ended December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	6,271,630	5,528,737
Total	$6,271,630	$5,528,737

The Company’s investments as of March 31, 2016 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions and subordinated convertible loan were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues and market comparables, book value multiples, economic profits and portfolio multiples.

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

The significant unobservable inputs used in the market approach of fair value measurement of our investments are the market multiples of EBITDA of comparable companies. The Company selects a population of companies for each investment with similar operations and attributes of the portfolio company. Using these guideline companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months’ EBITDA of the portfolio company. Significant increases or decreases in enterprise value may result in increases or decreases in the fair value estimate of the equity investment.

The following is a reconciliation for the three months ended March 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2016 were as follows:

	For the three months ended March 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	1,883	1,567	—	—	3,450
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	14,861	(41,568)	—	53,879	27,172
Purchases	716,250	—	—	—	716,250
Paid-in-kind interest	—	—	9,157	—	9,157
Sales and redemptions	(13,136)	—	—	—	(13,136)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$3,109,235	$1,001,874	$618,376	$1,542,145	$6,271,630

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,861	$(41,568)	$—	$53,879	$27,172

	For the year ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	$—	$1,471,307
Accretion of discount (amortization of premium)	4,185	2,389	—	—	6,574
Net realized gain (loss)	7,321	—	—	—	7,321
Net change in unrealized appreciation (depreciation)	(36,715)	(23,014)	—	238,266	178,537
Purchases	1,477,625	943,125	600,000	1,250,000	4,270,750
Paid-in-kind interest	—	—	9,219	—	9,219
Sales and redemptions	(414,971)	—	—	—	(414,971)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,715)	$(23,014)	$—	$238,266	$178,537

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$3,109,235	Market quotes	Indicative dealer quotes	89.00 - 100.75	97.46
Senior Secured Second Lien Debt	1,001,874	Market quotes	Indicative dealer quotes	77.58 - 99.00	89.70
Subordinated Debt	618,376	Market comparables	Book value multiples (x)	1.1x - 3.1x	2.0x
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.1x - 3.1x	2.0x
Equity/Other	792,145	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$6,271,630

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$2,389,377	Market quotes	Indicative dealer quotes	87.00 - 100.00	97.36
Senior Secured Second Lien Debt	1,041,875	Market quotes	Indicative dealer quotes	83.17 - 99.88	93.01
Subordinated Debt	609,219	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	738,266	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$5,528,737

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:
Net asset value, beginning of period	$13.75	$13.50
Results of operations(1)
Net investment income (loss)	0.12	0.41
Net realized and unrealized appreciation (depreciation) on investments	0.05	0.41
Net increase (decrease) in net assets resulting from operations	0.17	0.82
Stockholder distributions(2)
Distributions from net investment income	(0.14)	(0.55)
Distributions from net realized gain on investments	—	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.14)	(0.57)
Capital share transactions
Issuance of common stock(3)	(0.05)	0.03
Offering costs(1)	—	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	(0.05)	—
Net asset value, end of period	$13.73	$13.75
Shares outstanding, end of period	682,942	532,978
Total return(4)	0.8%	6.1%
Ratio/Supplemental Data:
Net assets, end of period	$9,376,181	$7,326,653
Ratio of net investment income to average net assets	0.9%	3.0%
Ratio of total operating expenses to average net assets	2.0%	13.4%
Ratio of expenses reimbursed by sponsor to average net assets	1.9%	12.7%
Ratio of expense recoupment payable to sponsor to average net assets(5)	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.07%	0.80%
Ratio of net operating expenses to average net assets	0.1%	0.8%
Portfolio turnover(5)	0.2%	9.0%

(1)	The per share data was derived by using the weighted average shares outstanding for the three months ended March 31, 2016 and the year ended December 31, 2015.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(4)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(5)	Portfolio turnover for the three months ended March 31, 2016 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 16, 2016, and notes the following:

For the period beginning April 1, 2016 and ending May 16, 2016, the Company sold 92,560.29 shares of its common stock for total gross proceeds of $1,394,293, and issued amounts pursuant to its distribution reinvestment plan in the amount of $18,372.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last effective registration statement filed on form N-2 dated March 16, 2016, filed with the Securities and Exchange Commission (the “SEC”) on the same day.

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

We primarily make debt investments likely to generate current income and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long term capital appreciation.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016. As of May 16, 2016, we have sold a total of 776,833.80 shares of common stock for gross proceeds of approximately $11,443,711, including shares issued pursuant to its distribution reinvestment plan in the amount of $156,472, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and management services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchase of shares of our common stock and other securities;

•	investment advisory fees;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•	costs associated with our reporting and compliance obligations under the Company Act and applicable federal and state securities laws;

•	brokerage commissions for our investments;

•	legal, accounting and other costs associated with structuring, negotiating, documenting and completing our investment transactions;

•	all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the investment adviser agreement; and

•	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the administration agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the three months ended March 31, 2016, we made investments in portfolio companies totaling $716,250. During the same period, we did not sell any investments and received principal repayments of $13,136. As of March 31, 2016, our investment portfolio, with a total fair value of $6,271,630, consisted of interests in 25 portfolio companies (49.6% in first lien senior secured loans, 16.0% in second lien senior secured loans, 9.9% in subordinated convertible debt and 24.6% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $129.2 million. As of March 31, 2016, the investments in our debt portfolio were purchased at a weighted average price of 97.5% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 65.5% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 5.58% based upon the amortized cost of our investments and was 7.03% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2016. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and the year ended December 31, 2015:

The following table presents the composition of the total purchases for the three months ended March 31, 2016 and the year ended December 31, 2015.

Net Investment Activity	Three months ended March 31, 2016	Year ended December 31, 2015
Purchases	$716,250	$4,270,750
Sales and Redemptions	(13,136)	(414,971)
Net Portfolio Activity	$703,114	$3,855,779

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of March 31, 2016 and December 31, 2015:

	Three months ended March 31, 2016
	(Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$3,131,086	$3,109,235	50%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,067,248	1,001,874	16%	1,065,681	1,041,875	19%
Subordinated Debt	618,376	618,376	10%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	24%	1,250,000	1,488,266	27%
Total	$6,066,710	$6,271,630	100%	$5,350,989	$5,528,737	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2016	December 31, 2015
Number of Portfolio Companies	25	22
% Variable Rate (based on fair value)	65.5%	62.1%
% Fixed Rate (based on fair value)	9.9%	11.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	24.6%	26.9%
Average Annual EBITDA of Portfolio Companies	129.2MM	101.6MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.6%	5.4%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$121,738	1.9%	$122,458	2.2%
Beverage, Food & Tobacco	450,313	7.2%	470,860	8.5%
Business Services	889,487	14.2%	633,547	11.5%
Consumer Services	234,063	3.7%	—	0.0%
Healthcare & Pharmaceuticals	1,499,273	23.9%	1,445,024	26.1%
High Tech Industries	935,175	14.9%	697,895	12.6%
Metals & Mining	197,708	3.2%	210,521	3.8%
Paper and Allied Products	111,685	1.8%	118,972	2.2%
Specialty Finance	1,368,376	21.8%	1,359,219	24.6%
Transportation: Cargo	121,370	1.9%	121,371	2.2%
Wholesale Trade-Durable Goods	123,540	2.0%	122,874	2.2%
Wholesale Trade-Nondurable Goods	218,902	3.5%	225,996	4.1%
Total	$6,271,630	100.0%	$5,528,737	100.0%

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

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Subadviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our debt portfolio. All of the investments included in our Subadviser’s rating systems refer to non-rated debt securities or rated debt securities that carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation also known as “junk bonds”). These ratings are on a scale of 1 to 8 as follows:

1.	Highest quality obligors, minimal medium term default risk; possibly moving towards investment grade status.

2.	High quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.

3.	Credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third party ratings downgrades.

4.	Credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.

5.	Credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.

6.	Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).

7.	Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).

8.	Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

Categories 1 through 5 are performing in line with expectation, while categories 6-8 are closely watched for or have experienced liquidity problems and/or default.

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	123,540	3.0%	—	0.0%
3	668,957	16.3%	243,530	7.1%
4	2,056,177	50.0%	1,681,879	49.0%
5	1,262,435	30.7%	1,505,843	43.9%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$4,111,109	100.0%	$3,431,252	100.0%

Results of Operations

Investment Income

For the three months ended March 31, 2016 and 2015, we generated $80,830 and $28,530, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $68,223 of cash income and $12,607 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended March 31, 2016. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $163,430 for the three months ended March 31, 2016, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarter were $43,154 and the incentive fees for the quarter were $5,434. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $157,996 for the three months ended March 31, 2016.

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

Our other general and administrative expenses totaled $1,709 and $2,350 for the three months ended March 31, 2016 and 2015, respectively and consisted of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Printing fees	$364	$1,178
Licenses and permits	1,054	1,039
Other	291	133
Total	$1,709	$2,350

Net Investment Income

Our net investment income totaled $75,396 and $28,530 ($0.12 and $0.12 per share based on weighted average shares outstanding) for the three months ended March 31, 2016 and 2015, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2016, we received principal payments of $13,136. For the three months ended March 31, 2015, we sold investments and received principal payments of $133,306, from which we realized a net gain of $3,542.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2016 and 2015, net unrealized appreciation totaled $27,173 and $27,069, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net income of $102,569 versus net income of $59,141 for the three months ended March 31, 2015.

Based on 603,230 weighted average common shares outstanding for the three months ended March 31, 2016, basic and diluted, our per share net increase in net assets resulting from operations was $0.17.

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

The current offering price for our shares is $15.33 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the three months ended March 31, 2016, we sold 149,027.05 shares of our common stock for gross proceeds of $2,163,173 at an average price per share of $14.70. The increase in Capital in excess of par during the three months ended March 31, 2016 include reinvested stockholder distributions of $41,346 for which we issued 2,937.41 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $175,568 for the three months ended March 31, 2016. These sales commissions and fees include $47,841 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through March 31, 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	—	1,103	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	81,992	100%	16,211	94%
Total	$81,992	100%	$17,314	100%

(1)	During the three months ended March 31, 2016 and 2015, 84.4% and 96.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 15.6% and 3.4%, resepctively was attributable to non-cash accretion of discount.

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

Under the Expense Reimbursement Agreement, any unreimbursed expense support payments may be reimbursed by us within a period not to exceed three years from the end of the quarter in which we incurred the expense.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $3,471,478 as of March 31, 2016, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

			Operating Expense
			Ratio as of the	Annualized Distribution
			Date Expense	Rate as of the Date	Eligible for
	Amount of Expense	Amount of Offering Cost	Payment Obligation	Expense Payment	Reimbursement
Quarter Ended	Payment Obligation	Payment Obligation	Incurred (1)	Obligation Incurred (2)	Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $78,756 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	March 31, 2016	December 31, 2015
Operating Expenses	$1,383,591	$1,225,595
Offering Costs	2,087,887	1,854,993
Due to related party offset	(2,889,746)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$239,465	$225,497

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

Organization and Offering Expenses

We have incurred certain expenses in connection with the registration of shares of our common stock for sale as discussed in Note 1 of our financial statements– Description of Business and Summary of Significant Accounting Policies. These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. These costs were included in deferred offering costs in the accompanying balance sheets. Simultaneous with the sale of common shares, the deferred offering costs will be reclassified to stockholders’ equity upon the issuance of shares.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 65.1% (based on fair value) of our investments paid variable interest rates, 9.8% paid fixed rates, and 25.1% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2016:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	8.99%
Up 200 basis points	23.37%
Up 300 basis points	37.76%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1:	Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Dated: May 16, 2016	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	By	/s/ Michael L. Carroll
Michael L. Carroll
Chief Financial Officer
(Principal Accounting and Financial Officer)

