Form 10-Q
period 2016-06-30
Triton Pacific Investment Corporation, Inc.
filed 2016-08-15
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 814-00908

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

As of August 15, 2016, the Registrant had 833,683.64 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,877,675 and $1,859,219, respectively)	$2,169,820	$2,097,485
Non-affiliate Investments, at fair value (amortized cost - $5,091,629 and $3,491,770, respectively)	5,078,954	3,431,252
Cash	4,327,714	1,812,341
Principal and interest receivable	25,593	11,707
Prepaid expenses	5,985	33,606
Reimbursement due from Adviser (see Note 4)	252,490	225,497

TOTAL ASSETS	$11,860,556	$7,611,888

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$336,000	$—
Accounts payable and accrued liabilities	293,000	225,000
Stockholder distributions payable	15,676	12,478
Due to related parties (see Note 4)	55,893	47,757
TOTAL LIABILITIES	700,569	285,235

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 808,444.99 and 532,977.19 shares issued and outstanding respectively	808	532
Capital in excess of par value	10,933,161	7,172,547
Accumulated undistributed net realized gains	1,025	2,192
Accumulated overdistributed net investment income	(54,477)	(26,366)
Accumulated unrealized appreciation on investments	279,470	177,748
TOTAL NET ASSETS	11,159,987	7,326,653

TOTAL LIABILITIES AND NET ASSETS	$11,860,556	$7,611,888

Net asset value per share of common stock at year end	$13.80	$13.75

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from affiliate investments	$9,296	$—	$18,453	$—
Interest from non-control/ non-affiliate investments	88,086	32,285	159,510	60,301
Fee income from non-control/ non-affiliate investments	—	313	249	827

Total investment income	97,382	32,598	178,212	61,128

OPERATING EXPENSES
Management fees	53,179	20,933	96,333	39,341
Capital gains incentive fees (see Notes 2 and 4)	14,910	(521)	20,344	5,443
Administrator expense	81,170	62,805	163,492	125,879
Professional fees	54,566	62,412	71,566	92,834
Insurance expense	13,810	16,766	27,621	30,849
Other operating expenses	4,208	4,154	5,916	6,504

Total operating expenses	221,843	166,549	385,272	300,850

Expense reimbursement and management fee offsets from Adviser	(206,933)	(166,549)	(364,928)	(300,850)

Net expenses	14,910	—	20,344	—

Net investment income	82,472	32,598	157,868	61,128

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain (loss) on non-control/ non-affiliate investments	(1,167)	3,779	(1,167)	7,321
Net increase in unrealized appreciation on affiliate investments	—	—	53,879	—
Net increase in unrealized appreciation (depreciation) on non-control/ non-affiliate investments	74,549	(6,384)	47,843	20,685

Total net realized and unrealized gain (loss) on investments	73,382	(2,605)	100,555	28,006

NET INCREASE IN NET ASSETS FROM OPERATIONS	$155,854	$29,993	$258,423	$89,134

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets resulting from operations per share	$0.20	$0.10	$0.38	$0.34

Weighted average common shares outstanding - basic and diluted	763,860	289,359	685,847	262,770

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
Operations
Net investment income	$157,868	$61,128
Net realized gain (loss) on investments	(1,167)	7,321
Net increase in unrealized appreciation on investments	101,722	20,685
Net increase in net assets resulting from operations	258,423	89,134
Stockholder distributions (see Note 5)
Distributions from net investment income	(185,980)	(77,338)
Distributions from net realized gain on investments	—	(4,119)
Net decrease in net assets resulting from stockholder distributions	(185,980)	(81,457)
Capital share transactions
Issuance of common stock (see Note 3)	3,660,998	1,391,937
Reinvestment of stockholder distributions (see Note 3)	99,893	42,620
Offering costs	—	(9,922)
Net increase in net assets resulting from capital share transactions	3,760,891	1,424,635

Total increase in net assets	3,833,334	1,432,312
Net assets at beginning of period	7,326,653	1,916,867
Temporary equity reclassed as permanent equity	—	615,437
Net assets at end of period	$11,159,987	$3,964,616
Accumulated undistributed (overdistributed) net investment income	$(54,477)	$—
Accumulated undistributed net realized gains	$1,025	$—

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$258,423	$89,134
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used by) operating activities
Purchases of investments	(1,743,500)	(1,989,375)
Proceeds from sales and repayments of investments	149,789	390,832
Net realized gain from investments	1,167	(7,321)
Net increase in unrealized appreciation on investments	(101,722)	(20,685)
Accretion of discount	(7,315)	(2,101)
Net increase in paid-in-kind interest	(18,456)	—
Increases and decreases in assets and liabilities
Principal and interest receivable	(13,886)	(1,287)
Receivable for investments sold	—	(301)
Prepaid expenses	27,621	31,261
Reimbursement due from Adviser	(26,993)	2,355
Payable for investments purchased	336,000	(246,250)
Accounts payable and accrued liabilities	68,000	(29,629)
Due to related parties	8,136	(14,648)
NET CASH USED BY OPERATING ACTIVITIES	(1,062,736)	(1,798,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,660,998	1,391,937
Stockholder distributions	(86,087)	(38,837)
Increases in distributions payable	3,198	6,559
Offering costs	—	(9,922)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,578,109	1,349,737

NET INCREASE (DECREASE) IN CASH	2,515,373	(448,278)

CASH - BEGINNING OF PERIOD	$1,812,341	$1,654,492

CASH - END OF PERIOD	$4,327,714	$1,206,214

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
AS OF JUNE 30 2016
(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—36.18%
CareCentrix		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	$198,500	$194,210	$193,165
Curo Health		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	123,438	122,442	123,026
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	123,437	122,504	118,911
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	114,063	110,658	102,086
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	123,125	122,380	122,509
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.50% (5.50%)	1.0%	8/15/2022	148,877	148,520	148,877
GTCR Valor Companies, Inc.		Business Services	L+5.75% (6.75%)	1.0%	6/16/2023	350,000	336,000	334,798
Imagine Print Solutions		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	249,375	245,810	249,375
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	196,000	192,655	192,815
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	123,125	122,194	123,433
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	122,500	121,569	122,347
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	118,750	117,724	118,156
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	123,750	122,070	123,131
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	116,703	116,472	113,980
SCS Holdings I		High Tech Industries	L+5.00% (6.00%)	1.0%	10/31/2022	123,596	121,568	123,544
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	198,500	197,123	197,756
SiteOne Landscape LLC		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	349,125	345,787	350,871
SolarWinds, Inc.		High Tech Industries	L+5.50% (6.50%)	1.0%	2/3/2023	250,000	237,798	249,531
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	123,438	121,510	113,485
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%)	1.0%	4/13/2023	350,000	344,917	352,188
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	227,870	226,155	215,907
Vivid Seats Ltd.		Consumer Services	L+6.00% (7.00%)	1.0%	3/1/2022	250,000	232,748	247,500
Total Senior Secured Loans—First Lien						$4,104,172	$4,022,814	$4,037,391

Senior Secured Loans—Second Lien—9.33%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,254	103,125
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	217,950	205,000
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	123,015	123,750
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	249,409	248,750
Oxbow Carbon LLC		Metals & Mining	L+7.00% (8.00%)	1.0%	1/19/2020	250,000	235,524	237,813
SCS Holdings I		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,663	123,125
Total Senior Secured Loans—Second Lien						$1,125,000	$1,068,815	$1,041,563

Subordinated Convertible Debt—5.62%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	600,099	627,675	627,675
Total Subordinated Convertible Debt						$600,099	$627,675	$627,675

Equity/Other—13.82%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	792,145
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				266,667	750,000	750,000
Total Equity/Other						714,286	$1,250,000	$1,542,145
TOTAL INVESTMENTS—64.95%							$6,969,304	$7,248,774
OTHER ASSETS IN EXCESS OF LIABILITIES—35.05%								$3,911,213
NET ASSETS - 100.0%								$11,159,987

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2016 represented 19.44% of the Company’s net assets. Fair value as of June 30, 2016 along with transactions during the period ended June 30, 2016 in affiliated investments were as follows):

		Six months ended June 30, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at June 30, 2016	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$738,266		$—	$792,145	$—	$—
Javlin Capital, LLC, Convertible Note	609,219	18,456	—	627,675	—	18,456
Javlin Capital, LLC, C-2 Preferred Units	750,000	—	—	750,000	—	—
Total	$2,097,485	$18,456	$—	$2,169,820	$—	$18,456

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.64610%.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2016, 88.4% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of June 30, 2016, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three and six months ended June 30, 2016.

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and six months ended June 30, 2016, interest income included $9,296 and $18,454 of PIK interest, respectively. There was no PIK interest for the three and six months ended June 30, 2015. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended June 30, 2016 was $14,910, of which $14,910 was for Incentive Fees calculated on unrealized gains. The fee for the six months ended June 30, 2016 was $20,344, of which $20,344 was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2016 and December 31, 2015, $2,373,765 and $1,854,993, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2016 and June 30, 2015, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	268,287.21	$3,995,038	103,106.35	$1,519,289
Reinvestment of Distributions	7,179.98	99,893	2,990.90	42,620
Commissions and Dealer Manager Fees	—	(334,040)	—	(127,352)
Net Proceeds to Company from Share Transactions	275,467.19	$3,760,891	106,097.25	$1,434,557

Status of Continuous Public Offering

During the six months ended June 30, 2016 and 2015, the Company sold 268,287.21 and 103,106.35 shares of common stock, respectively, for gross proceeds of approximately $3,995,038 and $1,519,289, at an average price per share of $14.87 and $14.72, respectively. The increase in Capital in excess of par during the six months ended June 30, 2016 and 2015 include reinvested stockholder distributions of $99,893 and $42,620, respectively, for which the Company issued 7,179.98 and 2,990.90 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $334,040 and $127,352 for the six months ended June 30, 2016 and 2015, respectively.

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that shareholders submit for repurchase. If we do not repurchase the full amount of the shares that shareholders have requested to be repurchased, or we determine not to make repurchases of our shares, shareholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the Company Act.

On July 15, 2016, the Company repurchased 8,482.60 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $13.80 per share for aggregate consideration totaling $117,060.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through June 30, 2016, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	June 30, 2016	December 31, 2015
Operating Expenses	$1,590,524	$1,225,595
Offering Costs	2,373,765	1,854,993
Due to related party offset	(3,369,532)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$252,490	$225,497

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

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2017 and may continue automatically for successive annual periods, as approved by the Company. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of June 30, 2016, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2017 and may continue automatically for successive annual periods, as approved by the Company. These fees have been reimbursed from the Adviser pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and six months ended June 30, 2016 and 2015:

			Three months ended June 30,		Six months ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$53,179	$20,933	$96,333	$39,341
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$14,910	$(521)	$20,344	$5,443
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$81,170	$62,085	$163,492	$125,879
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$38,616	$29,119	$86,457	$33,359

(1)	During the six months ended June 30, 2016 and 2015, the Company earned capital gains incentive fees of $20,344 and $5,443, respectively, based on the performance of its portfolio, of which $20,344 and $3,979, respectively, was based on unrealized gains, and $0 and $756, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)	During the six months ended June 30, 2016 and 2015, the Company paid the Dealer Manager $334,040 and $127,352, respectively, in sales commissions and dealer fees. $86,457 and $33,359 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three and six months ended June 30, 2016 and 2015.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of June 30, 2016, $3,964,289 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $3,369,352, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser. Of these Operating Expenses in the table above, $137,818 has exceeded the three year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
April 21, 2016	$0.045	$32,832
May 19, 2016	$0.045	$34,950
June 23, 2016	$0.045	$36,206
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295

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

On July 20, 2016, the Company authorized and declared a cash distribution of $0.04 per share for the month of July 2016, to the shareholders of record as of July 21, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	—	4,119	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	185,980	100%	77,338	94%
Total	$185,980	100%	$81,457	100%

(1)	During the six months ended June 30, 2016 and 2015, 85.4% and 96.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 14.6% and 3.4%, resepctively was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $178,212 and $65,107, respectively. As of June 30, 2016 and 2015, the Company had $1,415 and $1,025, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the six months ended June 30, 2016 and 2015.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
GAAP basis net investment income	$157,868	$61,128
Reversal of incentive fee accrual on unrealized gains	20,344	3,979
Other book-tax differences	—	—
Tax-basis net investment income	$178,212	$65,107

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of June 30, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Six months ended June 30,
	2016	2015
Distributable ordinary income (income and short-term capital gains)	$1,416	$5,080
Distributable realized gains (long-term capital gains)	1,025	—
Net unrealized appreciation (depreciation) on investments	282,608	20,685
	$285,049	$25,765

The $282,608 of net appreciation as of June 30, 2016 includes gross appreciation over amortized tax cost of $348,950 and gross depreciation under amortized tax cost of $66,342. The $25,765 of net appreciation as of June 30, 2015 is entirely due to gross appreciation over amortized tax cost.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $6,966,166 and $3,079,851 as of June 30, 2016 and 2015, respectively. The aggregate net unrealized appreciation on investments on a tax basis was $282,608 and $20,685 as of June 30, 2016 and 2015, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2016 and December 31, 2015:

	Six months ended June 30, 2016 (Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$4,022,814	$4,037,391	56%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,068,815	1,041,563	14%	1,065,681	1,041,875	19%
Subordinated Debt	627,675	627,675	9%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	21%	1,250,000	1,488,266	27%
Total	$6,969,304	$7,248,774	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,347	1.7%	$122,458	2.2%
Beverage, Food & Tobacco	453,961	6.3%	470,860	8.5%
Business Services	1,571,874	21.5%	633,547	11.5%
Consumer Services	599,688	8.3%	—	0.0%
Healthcare & Pharmaceuticals	1,499,255	20.7%	1,445,024	26.1%
High Tech Industries	932,841	12.9%	697,895	12.6%
Metals & Mining	237,813	3.3%	210,521	3.8%
Paper and Allied Products	113,980	1.6%	118,972	2.2%
Specialty Finance	1,377,675	19.0%	1,359,219	24.6%
Transportation: Cargo	—	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	123,433	1.7%	122,874	2.2%
Wholesale Trade-Nondurable Goods	215,907	3.0%	225,996	4.1%

Total	$7,248,774	100.0%	$5,528,737	100.0%

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

As of June 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	June 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	7,248,774	5,528,737
Total	$7,248,774	$5,528,737

The Company’s investments as of June 30, 2016 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the six months ended June 30, 2016 and year ended December 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the six months ended June 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	4,181	3,134	—	—	7,315
Net realized gain (loss)	(1,167)	—	—	—	(1,167)
Net change in unrealized appreciation (depreciation)	51,289	(3,446)	—	53,879	101,722
Purchases	1,743,500	—	—	—	1,743,500
Paid-in-kind interest	—	—	18,456	—	18,456
Sales and redemptions	(149,789)	—	—	—	(149,789)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$4,037,391	$1,041,563	$627,675	$1,542,145	$7,248,774

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$51,289	$(3,446)	$—	$53,879	$101,722

	For the year ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	$—	$1,471,307
Accretion of discount (amortization of premium)	4,185	2,389	—	—	6,574
Net realized gain (loss)	7,321	—	—	—	7,321
Net change in unrealized appreciation (depreciation)	(36,715)	(23,014)	—	238,266	178,537
Purchases	1,477,625	943,125	600,000	1,250,000	4,270,750
Paid-in-kind interest	—	—	9,219	—	9,219
Sales and redemptions	(414,971)	—	—	—	(414,971)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,715)	$(23,014)	$—	$238,266	$178,537

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$4,037,391	Market quotes	Indicative dealer quotes	88.00 - 101.00	98.44
Senior Secured Second Lien Debt	1,041,563	Market quotes	Indicative dealer quotes	80.00 - 100.00	93.20
Subordinated Debt	627,675	Market comparables	Book value multiples (x)	1.1x - 2.8x	1.8x
Equity/Other	750,000	Distribution waterfall/ liquidation priorities	Book value multiples (x)	1.1x - 2.8x	1.8x
Equity/Other	792,145	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$7,248,774

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$2,389,377	Market quotes	Indicative dealer quotes	87.00 - 100.00	97.36
Senior Secured Second Lien Debt	1,041,875	Market quotes	Indicative dealer quotes	83.17 - 99.88	93.01
Subordinated Debt	609,219	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	738,266	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$5,528,737

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:
Net asset value, beginning of period	$13.75	$13.50
Results of operations(1)
Net investment income (loss)	0.23	0.41
Net realized and unrealized appreciation (depreciation) on investments(2)	0.12	0.41
Net increase (decrease) in net assets resulting from operations	0.35	0.82
Stockholder distributions(3)
Distributions from net investment income	(0.27)	(0.55)
Distributions from net realized gain on investments	—	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.27)	(0.57)
Capital share transactions
Issuance of common stock(4)	(0.03)	0.03
Offering costs(1)	—	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	—
Net asset value, end of period	$13.80	$13.75
Shares outstanding, end of period	808,445	532,978
Total return(5)	2.3%	6.1%
Ratio/Supplemental Data:
Net assets, end of period	$11,159,986	$7,326,653
Ratio of net investment income to average net assets	1.7%	3.0%
Ratio of total operating expenses to average net assets	4.2%	13.4%
Ratio of expenses reimbursed by sponsor to average net assets	3.9%	12.7%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.22%	0.80%
Ratio of net operating expenses to average net assets	0.2%	0.8%
Portfolio turnover(6)	1.6%	9.0%

(1)	The per share data was derived by using the weighted average shares outstanding for the six months ended June 30, 2016 and the year ended December 31, 2015.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the six months ended June 30, 2016 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on August 15, 2016, and notes the following:

On July 15, 2016, the Company repurchased 8,482.60 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $13.80 per share for aggregate consideration totaling $117,060.

For the period beginning July 1, 2016 and ending August 15, 2016, the Company sold 23,931.19 shares of its common stock for total gross proceeds of $363,000, and issued amounts pursuant to its distribution reinvestment plan in the amount of $18,043.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last effective registration statement filed on form N-2 dated May 11, 2016, filed with the Securities and Exchange Commission (the “SEC”) on the same day.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, shareholders are advised to consult any additional disclosures that we may make directly to them or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 11, 2016. As of August 15, 2016, we have sold a total of 833,683.64 shares of common stock for gross proceeds of approximately $12,320,951, including shares issued pursuant to our distribution reinvestment plan in the amount of $214,692, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Portfolio and Investment Activity

During the six months ended June 30, 2016, we made investments in portfolio companies totaling $1,743,500. During the same period, we sold investments and received principal repayments of $149,789. As of June 30, 2016, our investment portfolio, with a total fair value of $7,248,774, consisted of interests in 27 portfolio companies (55.6% in first lien senior secured loans, 14.4% in second lien senior secured loans, 8.7% in subordinated convertible debt and 21.3% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $175.9 million. As of June 30, 2016, the investments in our debt portfolio were purchased at a weighted average price of 97.5% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 70.0% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 5.7% based upon the amortized cost of our investments and was 6.9% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2016. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the six months ended June 30, 2016 and year ended December 31, 2015:

The following table presents the composition of the total purchases for the three and six months ended June 30, 2016.

Net Investment Activity	Six months ended June 30, 2016	Year ended December 31, 2015
Purchases	$1,743,500	$4,270,750
Sales and Redemptions	(149,789)	(414,971)
Net Portfolio Activity	$1,593,711	$3,855,779

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of June 30, 2016 and December 31, 2015:

	Six months ended June 30, 2016 (Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$4,022,814	$4,037,391	56%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,068,815	1,041,563	14%	1,065,681	1,041,875	19%
Subordinated Debt	627,675	627,675	9%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	21%	1,250,000	1,488,266	27%
Total	$6,969,304	$7,248,774	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	June 30, 2016	December 31, 2015
Number of Portfolio Companies	27	22
% Variable Rate (based on fair value)	70.0%	62.1%
% Fixed Rate (based on fair value)	8.7%	11.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	21.3%	26.9%
Average Annual EBITDA of Portfolio Companies	175.9MM	101.6MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.7%	5.4%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,347	1.7%	$122,458	2.2%
Beverage, Food & Tobacco	453,961	6.3%	470,860	8.5%
Business Services	1,571,874	21.5%	633,547	11.5%
Consumer Services	599,688	8.3%	—	0.0%
Healthcare & Pharmaceuticals	1,499,255	20.7%	1,445,024	26.1%
High Tech Industries	932,841	12.9%	697,895	12.6%
Metals & Mining	237,813	3.3%	210,521	3.8%
Paper and Allied Products	113,980	1.6%	118,972	2.2%
Specialty Finance	1,377,675	19.0%	1,359,219	24.6%
Transportation: Cargo	—	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	123,433	1.7%	122,874	2.2%
Wholesale Trade-Nondurable Goods	215,907	3.0%	225,996	4.1%
Total	$7,248,774	100.0%	$5,528,737	100.0%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	123,433	2.4%	—	0.0%
3	1,031,689	20.3%	243,530	7.1%
4	2,161,958	42.6%	1,681,879	49.0%
5	1,761,874	34.7%	1,505,843	43.9%
6	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$5,078,954	100.0%	$3,431,252	100.0%

Results of Operations

Investment Income

For the three months ended June 30, 2016 and 2015, we generated $97,382 and $32,598, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $83,963 of cash income and $13,419 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended June 30, 2016. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the six months ended June 30, 2016 and 2015, we generated $178,212 and $61,128, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $152,185 of cash income and $26,027 in non-cash portions related to the accretion of discounts for the six months ended June 30, 2016.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $221,843 and $166,549 for the three months ended June 30, 2016 and 2015, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $53,179 and $20,933, respectively, and the incentive fees for the quarters were $14,910 and $(521), respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $206,933 and $166,549 for the three months ended June 30, 2016 and 2015.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $385,272 and $300,850 for the six months ended June 30, 2016 and 2015, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $96,333 and $39,341, respectively, and the incentive fees for the quarters were $20,344 and $5,443, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $364,928 and $300,850 for the six months ended June 30, 2016 and 2015.

Our other general and administrative expenses totaled $4,208 and $4,154 for the three months ended June 30, 2016 and 2015, respectively, and $5,916 and $6,504 for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Licenses and permits	$—	$—	$—	$239
Printing fees	3,823	1,670	4,187	2,848
Travel expenses	—	2,042	—	2,042
Other	385	442	1,729	1,375
Total	$4,208	$4,154	$5,916	$6,504

Net Investment Income

Our net investment income totaled $82,472 ($0.13 per share based on weighted average shares outstanding) for the three months ended June 30, 2016 and $32,598 ($0.11 per share based on weighted average shares outstanding) for the three months ended June 30, 2015.

Our net investment income totaled $157,868 ($0.23 per share based on weighted average shares outstanding) for the six months ended June 30, 2016 and $61,128 ($0.23 per share based on weighted average shares outstanding) for the six months ended June 30, 2015.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2016, we sold investments and received principal payments of $136,653 and $149,789, from which we realized a net loss of $1,167 and $1,167, respectively. For the three and six months ended June 30, 2015, we sold investments and received principal payments of $275,106 and $390,832, from which we realized a net gain of $3,779 and $7,321, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2016, net changes in unrealized appreciation were $74,549 and $101,722, respectively. For the three and six months ended June 30, 2015, net changes in unrealized appreciation were $(6,384) and $20,685, respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2016, we recorded a net income of $155,854 and $258,423, respectively versus net income of $29,993 and $89,134, respectively, for the three and six months ended June 30, 2015.

Based on 763,860 and 685,847 weighted average common shares outstanding for the three and six months ended June 30, 2016, basic and diluted, our per share net increase in net assets resulting from operations was $0.20 and $0.38.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. Our most recent post-effective amendment was filed with the SEC on May 11, 2016 and declared effective the same day. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

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

During the six months ended June 30, 2016, we sold 275,467.19 shares of our common stock for gross proceeds of $4,094.929 at an average price per share of $14.87. The increase in Capital in excess of par during the six months ended June 30, 2016 include reinvested stockholder distributions of $99,893 for which we issued 7,179.98 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $334,040 for the six months ended June 30, 2016. These sales commissions and fees include $86,457 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

Commencing in the second quarter of 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors intends to authorize and declare a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through June 30, 2016:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
April 21, 2016	$0.045	$32,832
May 19, 2016	$0.045	$34,950
June 23, 2016	$0.045	$36,206
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

Our distributions previously were paid quarterly in arrears.  On January 15, 2015, our Board declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to shareholders of record as of January 20, 2015. In addition, on April 2, 2015, our Board declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to shareholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance.  We then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock.  No distributions were declared for the years before 2015.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2016 and June 30, 2015:

	Six months ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	—	4,119	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	185,980	100%	77,338	94%
Total	$185,980	100%	$81,457	100%

(1)	During the six months ended June 30, 2016 and 2015, 85.4% and 96.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 14.6% and 3.4%, resepctively was attributable to non-cash accretion of discount.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $3,964,289 as of June 30, 2016, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$205,333	$253,119	4.94%	3.52%	June 30, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $137,818 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	June 30, 2016	December 31, 2015
Operating Expenses	$1,588,924	$1,225,595
Offering Costs	2,341,006	1,854,993
Due to related party offset	(3,335,173)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$252,490	$225,497

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 70.0% (based on fair value) of our investments paid variable interest rates, 8.7% paid fixed rates, and 21.3% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2016:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	9.41%
Up 200 basis points	23.98%
Up 300 basis points	38.55%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2016	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2016	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)