Form 10-Q
period 2016-09-30
Triton Pacific Investment Corporation, Inc.
filed 2016-11-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 814-00908

Triton Pacific Investment Corporation, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Center Drive West, Suite 1450

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

As of November 14, 2016, the Registrant had 906,891.35 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	September 30,
	2016	December 31,
	(unaudited)	2015
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,887,216 and $1,859,219, respectively)	$2,179,361	$2,097,485
Non-affiliate Investments, at fair value (amortized cost - $6,752,955 and $3,491,770, respectively)	6,796,604	3,431,252
Cash	3,573,770	1,812,341
Principal and interest receivable	26,276	11,707
Prepaid expenses	65,788	33,606
Reimbursement due from Adviser (see Note 4)	192,822	225,497

TOTAL ASSETS	$12,834,621	$7,611,888

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$336,000	$—
Accounts payable and accrued liabilities	225,000	225,000
Stockholder distributions payable	15,183	12,478
Due to related parties (see Note 4)	90,371	47,757
TOTAL LIABILITIES	666,554	285,235

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 877,129.82 and 532,977.19 shares issued and outstanding respectively	877	532
Capital in excess of par value	11,880,942	7,172,547
Accumulated undistributed net realized gains	1,025	2,192
Accumulated overdistributed net investment income	(50,571)	(26,366)
Accumulated unrealized appreciation on investments	335,794	177,748
TOTAL NET ASSETS	12,168,067	7,326,653

TOTAL LIABILITIES AND NET ASSETS	$12,834,621	$7,611,888

Net asset value per share of common stock at year end	$13.87	$13.75

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest from affiliate investments	$9,540	$99	$27,994	$99
Interest from non-control/ non-affiliate investments	104,933	41,337	264,444	101,638
Fee income from non-control/ non-affiliate investments	186	155	435	982

Total investment income	114,659	41,591	292,873	102,719

OPERATING EXPENSES
Management fees	60,625	27,471	156,957	66,812
Capital gains incentive fees (see Notes 2 and 4)	11,265	(1,954)	31,609	3,489
Administrator expense	78,840	62,241	242,332	188,120
Professional fees	33,694	33,376	105,259	126,210
Insurance expense	19,142	14,609	46,763	45,458
Other operating expenses	9,272	12,004	15,189	18,508

Total operating expenses	212,838	147,747	598,110	448,597

Expense reimbursement and management fee offsets from Adviser	(201,573)	(147,747)	(566,501)	(448,597)

Net expenses	11,265	—	31,609	—

Net investment income	103,394	41,591	261,264	102,719

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	—	—	(1,167)	7,321
Net increase in unrealized appreciation on affiliate investments	—	—	53,879	—
Net increase in unrealized appreciation (depreciation) on non-control/ non-affiliate investments	56,324	(9,767)	104,167	10,918

Total net realized and unrealized gain (loss) on investments	56,324	(9,767)	156,879	18,239

NET INCREASE IN NET ASSETS FROM OPERATIONS	$159,718	$31,824	$418,143	$120,958

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets resulting from operations per share	$0.19	$0.09	$0.57	$0.41

Weighted average common shares outstanding - basic and diluted	827,457	363,214	731,866	296,619

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

NINE MONTHS ended SEPTEMBER 30, 2016 and 2015

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operations
Net investment income	$261,264	$102,719
Net realized gain (loss) on investments	(1,167)	7,321
Net increase in unrealized appreciation on investments	158,046	10,918
Net increase in net assets resulting from operations	418,143	120,958
Stockholder distributions (see Note 5)
Distributions from net investment income	(285,469)	(118,929)
Distributions from net realized gain on investments	—	(7,002)
Net decrease in net assets resulting from stockholder distributions	(285,469)	(125,931)
Capital share transactions
Issuance of common stock (see Note 3)	4,670,733	2,536,036
Reinvestment of stockholder distributions (see Note 3)	155,067	65,514
Repurchase of shares of common stock	(117,060)	—
Offering costs	—	(9,922)
Net increase in net assets resulting from capital share transactions	4,708,740	2,591,628

Total increase in net assets	4,841,414	2,586,655
Net assets at beginning of period	7,326,653	1,916,867
Temporary equity reclassed as permanent equity	—	1,181,037
Net assets at end of period	$12,168,067	$5,684,559
Accumulated undistributed (overdistributed) net investment income	$(50,571)	$—
Accumulated undistributed net realized gains	$1,025	$2,192

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$418,143	$120,958
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(3,470,750)	(3,809,500)
Proceeds from sales and repayments of investments	220,384	400,960
Net realized gain (loss) from investments	1,167	(7,321)
Net increase in unrealized appreciation on investments	(158,046)	(10,918)
Accretion of discount	(11,985)	(3,750)
Net increase in paid-in-kind interest	(27,997)	(99)
Increases and decreases in assets and liabilities
Principal and interest receivable	(14,569)	(12,066)
Receivable for investments sold	—	249,375
Prepaid expenses	(32,182)	(9,372)
Reimbursement due from Adviser	32,675	41,293
Payable for investments purchased	336,000	(13,125)
Accounts payable and accrued liabilities	—	(79,643)
Due to related parties	42,614	3,025
NET CASH USED BY OPERATING ACTIVITIES	(2,664,546)	(3,130,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,670,733	2,536,036
Payments on repurchases of shares of common stock	(117,060)	—
Stockholder distributions	(130,403)	(60,417)
Increases in distributions payable	2,705	8,050
Offering costs	—	(9,922)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,425,975	2,473,747

NET INCREASE (DECREASE) IN CASH	1,761,429	(656,436)

CASH - BEGINNING OF PERIOD	$1,812,341	$1,654,492

CASH - END OF PERIOD	$3,573,770	$998,056

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$155,067	$65,514

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30 2016

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—47.12%
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	8/19/2022	$350,000	$346,568	$348,980
CareCentrix		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	198,000	193,893	195,773
CRCI Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	8/31/2023	350,000	346,542	349,563
Curo Health		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	123,125	122,176	123,510
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	123,125	122,237	120,470
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	112,500	109,328	95,625
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	122,813	122,114	121,891
Global Healthcare Exchange		Healthcare & Pharmaceuticals	L+4.25% (5.25%)	1.0%	8/15/2022	148,505	148,330	149,386
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.00%)	1.0%	6/16/2023	349,125	335,414	333,961
IG Investments Holdings, LLC		Business Services	L+5.00% (6.00%)	1.0%	10/29/2021	349,093	347,359	350,839
Imagine Print Solutions		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	248,750	245,398	251,859
Jackson Hewitt		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	196,000	192,837	191,590
Jeld-Wen, Inc.		Wholesale Trade-Durable Goods	L+4.25% (5.25%)	1.0%	10/15/2021	122,812	121,928	123,810
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.00% (5.00%)	1.0%	8/20/2021	122,188	121,303	122,290
Natel Engineering		High Tech Industries	L+5.75% (6.75%)	1.0%	4/10/2020	116,355	115,374	117,227
Paradigm Outcomes		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	123,438	121,804	122,975
Polycom, Inc.		High Tech Industries	L+6.50% (7.50%)	1.0%	9/27/2023	350,000	336,000	336,000
Raley’s		Beverage, Food & Tobacco	L+6.25% (7.25%)	1.0%	5/18/2022	298,287	298,287	298,846
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	116,408	116,188	115,971
SCS Holdings I		High Tech Industries	L+5.00% (6.00%)	1.0%	10/31/2022	123,596	121,750	124,780
SITEL Worldwide		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	198,000	196,806	197,691
SiteOne Landscape Supply LLC		Business Services	L+5.25% (6.25%)	1.0%	9/20/2021	348,250	345,144	351,950
SolarWinds, Inc.		High Tech Industries	L+4.50% (5.50%)	1.0%	2/3/2023	249,375	237,355	252,118
TIBCO Software		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	123,125	121,289	121,641
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%)	1.0%	4/13/2023	349,125	344,224	352,834
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	224,709	223,105	213,473
Vivid Seats Ltd.		Consumer Services	L+6.00% (7.00%)	1.0%	3/1/2022	246,875	229,806	247,801
Total Senior Secured Loans—First Lien						$5,783,578	$5,682,556	$5,732,854

Senior Secured Loans—Second Lien—8.74%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,437	100,625
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	218,109	213,750
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	123,106	126,250
Hostess Brands		Beverage, Food & Tobacco	L+7.50% (8.50%)	1.0%	8/3/2023	250,000	249,591	252,291
Oxbow Carbon LLC		Metals & Mining	L+7.00% (8.00%)	1.0%	1/19/2020	250,000	236,333	244,584
SCS Holdings I		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,823	126,250
Total Senior Secured Loans—Second Lien						$1,125,000	$1,070,399	$1,063,750

Subordinated Convertible Debt—5.24%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	600,099	637,216	637,216
Total Subordinated Convertible Debt						$600,099	$637,216	$637,216

Equity/Other—12.67%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	792,145
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	750,000
Total Equity/Other						714,286	$1,250,000	$1,542,145

TOTAL INVESTMENTS—73.77%							$8,640,170	$8,975,965
OTHER ASSETS IN EXCESS OF LIABILITIES—26.23%								$3,192,102
NET ASSETS - 100.0%								$12,168,067

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at September 30, 2016 represented 17.91% of the Company’s net assets. Fair value as of September 30, 2016 along with transactions during the period ended September 30, 2016 in affiliated investments were as follows):

		Nine months ended September 30, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at September 30, 2016	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$738,266		$—	$792,145	$—	$—
Javlin Capital, LLC, Convertible Note	609,219	27,997	—	637,216	—	27,997
Javlin Capital, LLC, C-2 Preferred Units	750,000	—	—	750,000	—	—
Total	$2,097,485	$27,997	$—	$2,179,361	$—	$27,997

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.84561%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2016, 89.2% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of September 30, 2016, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three and nine months ended September 30, 2016.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

●	the Company’s quarterly valuation process begins with the Adviser’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s board of directors, which valuation may be obtained from an independent valuation firm or Adviser, if applicable;

●	preliminary valuation conclusions are then documented and discussed with the Company’s board of directors;

●	the Company’s board of directors reviews the preliminary valuation and the Adviser’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the board of directors; and

●	the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Adviser and any third-party valuation firm, if applicable.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended September 30, 2016, interest income included $9,540 and $27,994 of PIK interest, respectively. There was no PIK interest for the three and nine months ended September 30, 2015. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended September 30, 2016 was $11,265, of which $11,265 was for Incentive Fees calculated on unrealized gains. The fee for the nine months ended September 30, 2016 was $31,609, of which $31,609 was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of September 30, 2016 and December 31, 2015, $2,596,785 and $1,854,993, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2016 and September 30, 2015, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Reclassification. Certain amounts in the 2015 financial statements have been reclassified in order to conform with the 2016 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	341,456.57	$5,109,288	187,854.46	$2,777,709
Reinvestment of Distributions	11,178.05	155,067	4597.46	65,514
Commissions and Dealer Manager Fees	—	(438,555)	—	(241,673)
Net Proceeds to Company from Share Transactions	352,634.62	$4,825,799	192,451.92	$2,601,550

Status of Continuous Public Offering

During the nine months ended September 30, 2016 and 2015, the Company sold 341,456.57 and 187,854.46 shares of common stock, respectively, for gross proceeds of approximately $5,109,288 and $2,777,709, at an average price per share of $14.96 and $14.79, respectively. The increase in Capital in excess of par during the nine months ended September 30, 2016 and 2015 include reinvested stockholder distributions of $155,067 and $65,514, respectively, for which the Company issued 11,178.05 and 4,597.46 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $438,555 and $241,673 for the nine months ended September 30, 2016 and 2015, respectively.

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

●	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

●	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

●	the Company’s investment plans and working capital requirements;

●	the relative economies of scale with respect to the Company’s size;

●	the Company’s history in repurchasing shares of common stock or portions thereof; and

●	the condition of the securities markets.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the nine months ended September 30, 2016 (no repurchases were made for the nine months ended September 30, 2015):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
September 30, 2016	July 15, 2016	8,482.60	100%	$13.80	$117,060

On September 14, 2016, the Company repurchased 8,482.60 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $13.80 per share for aggregate consideration totaling $117,060.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through September 30, 2016, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	September 30,	December 31,
	2016	2015
Operating Expenses	$1,792,096	$1,225,595
Offering Costs	2,596,785	1,854,993
Due to related party offset	(3,853,792)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$192,822	$225,497

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of September 30, 2016, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and nine months ended September 30, 2016 and 2015:

			Three months ended September 30,		Nine months ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$60,625	$27,471	$156,957	$66,812
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$11,265	$(1,954)	$31,609	$3,489
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$78,840	$62,241	$242,332	$188,120
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$20,987	$26,847	$107,444	$60,206

(1)	During the nine months ended September 30, 2016 and 2015, the Company earned capital gains incentive fees of $31,609 and $3,489, respectively, based on the performance of its portfolio, of which $31,609 and $3,979, respectively, was based on unrealized gains, and $0 and $1,464, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the nine months ended September 30, 2016 and 2015, the Company paid the Dealer Manager $438,555 and $241,673, respectively, in sales commissions and dealer fees. $107,444 and $60,206 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three and nine months ended September 30, 2016 and 2015.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of September 30, 2016, $4,388,881 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $3,853,792, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser. Of these Operating Expenses in the table above, $202,979 has exceeded the three year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
April 21, 2016	$0.045	$32,832
May 19, 2016	$0.045	$34,950
June 23, 2016	$0.045	$36,206
July 21, 2016	$0.040	$32,318
August 25, 2016	$0.040	$33,293
September 22, 2016	$0.040	$33,877
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

On October 17, 2016, the Company authorized and declared a cash distribution of $0.04 per share for the month of October 2016, to the shareholders of record as of October 20, 2016. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	0%
Short-term capital gains proceeds from the sale of assets	—	—	7,002	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	285,469	100%	118,929	94%
Total	$285,469	100%	$125,931	100%

(1)	During the nine months ended September 30, 2016 and 2015, 86.3% and 96.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 4.2% and 3.7%, resepctively was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $289,892 and $104,745, respectively. As of September 30, 2016 and 2015, the Company had $13,607 and $1,025, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the nine months ended September 30, 2016 and 2015.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
GAAP basis net investment income	$261,264	$102,719
Reversal of incentive fee accrual on unrealized gains	31,609	2,026
Other book-tax differences	(2,981)	—
Tax-basis net investment income	$289,892	$104,745

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of September 30, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Nine months ended September 30,
	2016	2015
Distributable ordinary income (income and short-term capital gains)	$13,607	$4,218
Distributable realized gains (long-term capital gains)	1,025	—
Net unrealized appreciation (depreciation) on investments	340,015	10,917
	$354,647	$15,135

The $340,015 of net appreciation as of September 30, 2016 includes gross appreciation over amortized tax cost of $393,427 and gross depreciation under amortized tax cost of $53,412. The $10,917 of net appreciation as of September 30, 2015 includes gross appreciation over amortized tax cost of $16,161 and gross depreciation under amortized tax cost of $5,244

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $8,635,919 and $4,891,407 as of September 30, 2016 and 2015, respectively. The aggregate net unrealized appreciation on investments on a tax basis was $340,015 and $10,917 as of September 30, 2016 and 2015, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2016 and December 31, 2015:

	Nine months ended September 30, 2016 (Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$5,682,556	$5,732,854	64%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,070,399	1,063,750	12%	1,065,681	1,041,875	19%
Subordinated Debt	637,216	637,216	7%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	17%	1,250,000	1,488,266	27%
Total	$8,640,171	$8,975,965	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,290	1.4%	$122,458	2.2%
Beverage, Food & Tobacco	1,096,367	12.2%	470,860	8.5%
Business Services	2,275,594	25.3%	633,547	11.5%
Consumer Services	600,635	6.7%	—	0.0%
Healthcare & Pharmaceuticals	1,504,259	16.7%	1,445,024	26.1%
High Tech Industries	1,291,766	14.4%	697,895	12.6%
Metals & Mining	244,584	2.7%	210,521	3.8%
Paper and Allied Products	115,971	1.3%	118,972	2.2%
Specialty Finance	1,387,216	15.5%	1,359,219	24.6%
Transportation: Cargo	—	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	123,810	1.4%	122,874	2.2%
Wholesale Trade-Nondurable Goods	213,473	2.4%	225,996	4.1%

Total	$8,975,965	100.0%	$5,528,737	100.0%

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

As of September 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Nine months ended September 30, 2016 (Unaudited)	Year ended December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	8,975,965	5,528,737
Total	$8,975,965	$5,528,737

The Company’s investments as of September 30, 2016 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the nine months ended September 30, 2016 and year ended December 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the nine months ended September 30, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	7,267	4,718	—	—	11,985
Net realized gain (loss)	(1,167)	—	—	—	(1,167)
Net change in unrealized appreciation (depreciation)	87,010	17,157	—	53,879	158,046
Purchases	3,470,750	—	—	—	3,470,750
Paid-in-kind interest	—	—	27,997	—	27,997
Sales and redemptions	(220,384)	—	—	—	(220,384)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$5,732,854	$1,063,750	$637,216	$1,542,145	$8,975,965

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$87,010	$17,157	$—	$53,879	$158,046

	For the year ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$—	$—	$1,471,307
Accretion of discount (amortization of premium)	4,185	2,389	—	—	6,574
Net realized gain (loss)	7,321	—	—	—	7,321
Net change in unrealized appreciation (depreciation)	(36,715)	(23,014)	—	238,266	178,537
Purchases	1,477,625	943,125	600,000	1,250,000	4,270,750
Paid-in-kind interest	—	—	9,219	—	9,219
Sales and redemptions	(414,971)	—	—	—	(414,971)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,715)	$(23,014)	$—	$238,266	$178,537

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$5,732,854	Market quotes	Indicative dealer quotes	83.00 - 101.63	99.20
Senior Secured Second Lien Debt	1,063,750	Market quotes	Indicative dealer quotes	78.00 - 102.00	95.20
Subordinated Debt	637,216	Market comparables	Book value multiples (x)	0.9x - 3.2x	2.0x
Equity/Other	750,000	Market comparables	Book value multiples (x)	0.9x - 3.2x	2.0x
Equity/Other	792,145	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$8,975,965

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2015 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$2,389,377	Market quotes	Indicative dealer quotes	87.00 - 100.00	97.36
Senior Secured Second Lien Debt	1,041,875	Market quotes	Indicative dealer quotes	83.17 - 99.88	93.01
Subordinated Debt	609,219	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	750,000	Market comparables	Book value multiples (x)	1.2x - 2.6x	1.9x
Equity/Other	738,266	Market comparables	EBITDA multiples (x)	8.15x	8.15x
Total	$5,528,737

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:
Net asset value, beginning of period	$13.75	$13.50
Results of operations(1)
Net investment income (loss)	0.36	0.41
Net realized and unrealized appreciation (depreciation) on investments(2)	0.18	0.41
Net increase (decrease) in net assets resulting from operations	0.54	0.82
Stockholder distributions(3)
Distributions from net investment income	(0.39)	(0.55)
Distributions from net realized gain on investments	—	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.39)	(0.57)
Capital share transactions
Issuance of common stock(4)	(0.03)	0.03
Offering costs(1)	—	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	—
Net asset value, end of period	$13.87	$13.75
Shares outstanding, end of period	877,130	532,978
Total return(5)	3.7%	6.1%
Ratio/Supplemental Data:
Net assets, end of period	$12,168,066	$7,326,653
Ratio of net investment income to average net assets	2.7%	3.0%
Ratio of total operating expenses to average net assets	6.1%	13.4%
Ratio of expenses reimbursed by sponsor to average net assets	5.8%	12.7%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.32%	0.80%
Ratio of net operating expenses to average net assets	0.3%	0.8%
Portfolio turnover(6)	2.3%	9.0%

(1)	The per share data was derived by using the weighted average shares outstanding for the nine months ended September 30, 2016 and the year ended December 31, 2015.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the nine months ended September 30, 2016 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 14, 2016, and notes the following:

On October 14, 2016, the Company repurchased 8,482.60 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $13.80 per share for aggregate consideration totaling $117,060.

For the period beginning October 1, 2016 and ending November 14, 2016, the Company sold 36,852.13 shares of its common stock for total gross proceeds of $553,000, issued amounts pursuant to its distribution reinvestment plan in the amount of $19,210.

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

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Triton Pacific Investment Corporation, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in the economy;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Triton Pacific Adviser, LLC and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Triton Pacific Adviser, LLC and its Sub-Adviser to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Triton Pacific Adviser, LLC, its Sub-Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

●	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 11, 2016. As of November 14, 2016, we have sold a total of 904,496.62 shares of common stock for gross proceeds of approximately $13,410,512, including shares issued pursuant to our distribution reinvestment plan in the amount of $271,032, including the reduction due to $117,060 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $3.949 billion in assets under management as of September 30, 2016. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and management services agreement;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchase of shares of our common stock and other securities;

●	investment advisory fees;

●	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	federal and state registration fees;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of proxy statements, stockholders’ reports and notices;

●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	direct costs such as printing, mailing, long distance telephone, and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

●	costs associated with our reporting and compliance obligations under the Company Act and applicable federal and state securities laws;

●	brokerage commissions for our investments;

●	legal, accounting and other costs associated with structuring, negotiating, documenting and completing our investment transactions;

●	all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the investment adviser agreement; and

●	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the administration agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2016, we made investments in portfolio companies totaling $3,470,750. During the same period, we sold investments and received principal repayments of $220,384. As of September 30, 2016, our investment portfolio, with a total fair value of $8,975,965, consisted of interests in 32 portfolio companies (63.9% in first lien senior secured loans, 11.9% in second lien senior secured loans, 7.1% in subordinated convertible debt and 17.2% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $153.9 million. As of September 30, 2016, the investments in our debt portfolio were purchased at a weighted average price of 97.8% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 75.6% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 5.96% based upon the amortized cost of our investments and was 6.97% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of September 30, 2016. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the nine months ended September 30, 2016 and year ended December 31, 2015:

The following table presents the composition of the total purchases for the three and nine months ended September 30, 2016.

Net Investment Activity	Nine months ended September 30, 2016	Year ended December 31, 2015
Purchases	$3,470,750	$4,270,750
Sales and Redemptions	(220,384)	(414,971)
Net Portfolio Activity	$3,250,366	$3,855,779

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of September 30, 2016 and December 31, 2015:

	Nine months ended September 30, 2016 (Unaudited)			Year Ended December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$5,682,556	$5,732,854	64%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	1,070,399	1,063,750	12%	1,065,681	1,041,875	19%
Subordinated Debt	637,216	637,216	7%	609,219	609,219	11%
Equity/Other	1,250,000	1,542,145	17%	1,250,000	1,488,266	27%
Total	$8,640,171	$8,975,965	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	September 30, 2016	December 31, 2015
Number of Portfolio Companies	32	22
% Variable Rate (based on fair value)	75.6%	62.1%
% Fixed Rate (based on fair value)	7.1%	11.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	17.2%	26.9%
Average Annual EBITDA of Portfolio Companies	153.9MM	101.6MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.0%	5.4%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,290	1.4%	$122,458	2.2%
Beverage, Food & Tobacco	1,096,367	12.2%	470,860	8.5%
Business Services	2,275,594	25.3%	633,547	11.5%
Consumer Services	600,635	6.7%	—	0.0%
Healthcare & Pharmaceuticals	1,504,259	16.7%	1,445,024	26.1%
High Tech Industries	1,291,766	14.4%	697,895	12.6%
Metals & Mining	244,584	2.7%	210,521	3.8%
Paper and Allied Products	115,971	1.3%	118,972	2.2%
Specialty Finance	1,387,216	15.5%	1,359,219	24.6%
Transportation: Cargo	—	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	123,810	1.4%	122,874	2.2%
Wholesale Trade-Nondurable Goods	213,473	2.4%	225,996	4.1%
Total	$8,975,965	100.0%	$5,528,737	100.0%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	123,810	1.8%	—	0.0%
3	2,225,296	32.7%	243,530	7.1%
4	2,210,615	32.5%	1,681,879	49.0%
5	2,040,633	30.0%	1,505,843	43.9%
6	196,250	2.9%	—	0.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$6,796,604	100.0%	$3,431,252	100.0%

Results of Operations

Investment Income

For the three months ended September 30, 2016 and 2015, we generated $114,659 and $41,591, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $100,450 of cash income and $14,210 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended September 30, 2016. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the nine months ended September 30, 2016 and 2015, we generated $292,873 and $102,719, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $252,636 of cash income and $40,237 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the nine months ended September 30, 2016.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $212,838 and $147,747 for the three months ended September 30, 2016 and 2015, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $60,625 and $27,471, respectively, and the incentive fees for the quarters were $11,265 and $(1,954), respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $201,573 and $147,747 for the three months ended September 30, 2016 and 2015.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $598,110 and $448,597 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $156,957 and $66,812, respectively, and the incentive fees for the quarters were $31,609 and $3,489, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $566,501 and $448,597 for the nine months ended September 30, 2016 and 2015.

Our other general and administrative expenses totaled $9,272 and $12,004 for the three months ended September 30, 2016 and 2015, respectively, and $15,189 and $18,508 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Licenses and permits	$—	$—	$—	$239
Printing fees	1,950	689	6,137	3,537
Travel expenses	6,150	10,305	6,150	12,346
Other	1,172	1,010	2,902	2,386
Total	$9,272	$12,004	$15,189	$18,508

Net Investment Income

Our net investment income totaled $103,394 ($0.12 per share based on weighted average shares outstanding) for the three months ended September 30, 2016 and $41,591 ($0.11 per share based on weighted average shares outstanding) for the three months ended September 30, 2015.

Our net investment income totaled $261,264 ($0.36 per share based on weighted average shares outstanding) for the nine months ended September 30, 2016 and $102,719 ($0.35 per share based on weighted average shares outstanding) for the nine months ended September 30, 2015.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2016, we sold investments and received principal payments of $70,595 and $220,384, from which we realized a net loss of $0 and $1,167, respectively. For the three and nine months ended September 30, 2015, we sold investments and received principal payments of $10,128 and $400,960, from which we realized a net gain of $0 and $7,321, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2016, net changes in unrealized appreciation were $56,324 and $158,046, respectively.  For the three and nine months ended September 30, 2015, net changes in unrealized appreciation were $(9,767) and $10,918, respectively.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net income of $159,718 and $418,143, respectively versus net income of $31,824 and $120,958, respectively, for the three and nine months ended September 30, 2015.

Based on 827,457 and 731,866 weighted average common shares outstanding for the three and nine months ended September 30, 2016, basic and diluted, our per share net increase in net assets resulting from operations was $0.19 and $0.57.

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

During the nine months ended September 30, 2016, we sold 341,456.57 shares of our common stock for gross proceeds of $5,109,288 at an average price per share of $14.96. The increase in capital in excess of par during the nine months ended September 30, 2016 include reinvested stockholder distributions of $155,067 for which we issued 11,178.05 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $438,555 for the nine months ended September 30, 2016. These sales commissions and fees include $107,444 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through September 30, 2016:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2016
Janary 22, 2016	$0.045	$25,244
February 16, 2016	$0.045	$26,477
March 23, 2016	$0.045	$30,271
April 21, 2016	$0.045	$32,832
May 19, 2016	$0.045	$34,950
June 23, 2016	$0.045	$36,206
July 21, 2016	$0.040	$32,318
August 25, 2016	$0.040	$33,293
September 22, 2016	$0.040	$33,877
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2016 and September 30, 2015:

	Nine months ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	0%
Short-term capital gains proceeds from the sale of assets	—	—	7,002	6%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	285,469	100%	118,929	94%
Total	$285,469	100%	$125,931	100%

(1)	During the nine months ended September 30, 2016 and 2015, 86.3% and 96.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 4.2% and 3.7%, resepctively was attributable to non-cash accretion of discount.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $4,388,881 as of September 30, 2016, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $202,979 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	September 30, 2016	December 31, 2015
Operating Expenses	$1,792,096	$1,225,595
Offering Costs	2,596,785	1,854,993
Due to related party offset	(3,853,792)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$192,822	$225,497

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 75.6% (based on fair value) of our investments paid variable interest rates, 7.1% paid fixed rates, and 17.3% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2016:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	12.24%
Up 200 basis points	26.72%
Up 300 basis points	41.20%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2016	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)