Form 10-K
period 2016-12-31
Triton Pacific Investment Corporation, Inc.
filed 2017-03-27
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $15.06 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share.

As of March 27, 2017, there were 1,062,855.98 shares of the registrant’s Class A common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

Item 1.     Business

General

We are a publicly registered, non-traded fund focused on private equity, structured as a business development company that primarily makes equity, structured equity and debt investments in small to mid-sized private U.S. companies. Our investment objectives are to maximize our portfolio’s total return by generating long-term capital appreciation from our private equity investments and current income from our debt investments. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. Triton Pacific Adviser, LLC, our registered investment adviser, (“Triton Pacific Adviser”), serves as our investment adviser and has engaged ZAIS Group, LLC, or ZAIS, to act as our investment sub-adviser. TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

We are currently offering for sale a maximum of $300,000,000 of our shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). Our initial offering commenced on September 4, 2012 and expired on March 1, 2016 and in that initial offering, we sold a total of 672,670.79 shares of our common stock for the gross proceeds of $9,893,780. On March 17, 2016, we commenced the follow-on offering of our common stock when our registration statement was declared effective by the SEC. We filed a post-effective amendment to the registration for our follow-on offering on May 11, 2016, which amendment was declared effective by the SEC the same day.

Effective March 2, 2016, our shares of common stock were divided into two classes, Class A and Class T. We are currently offering only Class A shares and intend to offer Class T shares in the future, subject to obtaining a satisfactory exemption relief order from the SEC, with each class having its own different upfront sales load and fee and expense structure. We may offer additional classes of shares in the future. We intend to apply for exemptive relief from the SEC with respect to this multiple share class structure, including our distribution fee and contingent deferred sales charge arrangements. As a condition of such relief, we will be required to comply with provisions that would not otherwise be applicable to us. The exemptive relief order from the SEC may require us to supplement or amend the terms set forth in this prospectus, including the terms of the Class A shares currently being offered. There can be no assurance that the SEC will issue an order permitting such relief.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

-	Focusing primarily on private equity investments and debt investments likely to generate current income in small and mid-sized private U.S. companies, which we define as companies with annual revenue of from $10 million to $250 million at the time of investment;

-	Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well-balanced portfolio consisting of both debt and equity investments with variable risk-reward profiles.

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $3.949 billion in assets under management as of June 30, 2016. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 27, 2017, we have sold 1,062,855.98 shares of our common stock for gross proceeds of approximately $15,840,699, including $200,003 of seed capital contributed by our Advisor.

About our Adviser

Our Adviser is registered as an investment adviser under the Adviser Act. Our Adviser and Triton Pacific Group, Inc. are under the common control of Craig Faggen, who is also our Chairman and Chief Executive Officer. Triton Pacific Group, Inc. is an investment management firm that focuses primarily on private equity investments through its subsidiary, Triton Pacific Capital Partners and affiliated investment funds. Since 2001, TPCP has focused on debt and equity investments in small to mid-sized private companies generally with revenues of less than $250 million. Since its inception, affiliates of TPCP have invested in the aggregate about $160 million in private companies with an estimated aggregate enterprise value at the time of investment of more than $600 million.

Craig J. Faggen, Ivan Faggen, Joseph Davis and Thomas Scott currently make up the investment committee of our Adviser. Each of them has extensive investment, operational and advisory experience, primarily working with small to mid-sized companies. Members of this team have been working together sourcing, structuring, investing and managing investments in small to middle market companies for over ten years.

Our board of directors includes a majority of independent directors and oversees and monitors the activities of our Adviser and our Sub-Adviser, as well as our investment portfolio and performance and annually reviews the compensation paid to our Adviser and Sub-Adviser. See “Investment Adviser Agreement”, below. In addition to managing our portfolio, our Adviser provides on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance. We have the right to terminate the investment adviser agreement upon 60 days’ written notice to the Adviser and our Adviser has the right to terminate the investment adviser agreement upon 120 days’ written notice to us. Both our Adviser and Sub-Adviser have the right to terminate the sub-advisory agreement without penalty upon 60 days’ written notice to the other party.

About our Sub-adviser

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $3.949 billion in assets under management as of June 30, 2016. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014. Vincent Ingato will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser. Mr. Ingato has more than 20 years of investment experience, primarily investing in debt and other credit oriented securities.

Our Market Opportunity

Our target market for private equity investments is typically referred to as the lower middle market, which we define as U.S. companies with revenues from $10 million to $250 million and earnings before income, taxes, depreciation, and amortization, or EBITDA, between $1 million and $25 million. This lower middle market represents a large majority of the private businesses in the United States, accounting for 30.7% of the US work force (representing 35 million working Americans).δ* In particular, we believe that this market offers significant investment opportunities for alternative providers of capital such as us due to the demographic trend of “baby boom” generation entrepreneurs reaching retirement age. According to PricewaterhouseCoopers’ April 7, 2010 Private Company Trendsetter Barometer, 38% of business owners plan to sell or otherwise dispose of their business within the next five years. Small business owners (those with less than $100 million in revenue) represent 60% of those owners planning to do so by sale and of these, 43% are driven by a desire to retire.

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

δ* Source: Statistics of U.S. Businesses Employment and Payroll Summary: 2012, by Anthony Caruso and published by the US Census Bureau, released February 2015

Extensive Underwriting and Portfolio Management. Our Adviser will employ an extensive underwriting and due diligence process for equity investments which will include an initial review of all prospective portfolio companies, their competitive position, financial performance and the dynamics of the industry in which they compete. We will seek to invest with management teams or other private equity sponsors who have a demonstrated track record building value. Through our Adviser, we will offer managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings, review all compliance certificates and covenants and maintain our awareness of critical industry developments and trends

Untapped Opportunities. For equity investments, we will seek to identify companies with strong management and untapped potential that would benefit from a combination of new capital and strategic relationships and our operating expertise and guidance. While the founders of such companies have built successful enterprises, they often need additional capital and management resources and a more sophisticated perspective to take the company to the next level. We believe that these companies, led by appropriately motivated management teams, can be vehicles for creating substantial value through accelerated growth and operational improvements.

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

Investment Objectives and Policies

Our investment objective is to generate both current income and long term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We are managed by our Adviser. Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We have entered into an administration agreement with our Administrator. Pursuant to the administration agreement, the Administrator furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services. Our Administrator performs, assists us in performing or oversees the performance of our required administrative services, which include, among other things, maintaining required financial records; preparing, printing and disseminating reports to our stockholders; assist us in publishing our net asset value per share; oversee the preparation and filing of our tax returns; and, generally, oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. We have also contracted with Gemini Fund Services, LLC (“Gemini”) to act as our transfer agent, plan administrator, distribution paying agent and registrar. In February, 2017, we engaged Phoenix American to replace Gemini as transfer agent. This transition should be completed in the second quarter of 2017. Our Administrator has also contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian.

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

We may invest 100% of our assets in securities or obligations acquired directly from issuers in privately-negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” for purposes of the Securities Act. We may acquire warrants to purchase common stock of our portfolio companies in connection with acquisition financings or other investments and we may acquire rights to require our portfolio companies to repurchase the securities we acquire from them in certain circumstances. We do not intend to acquire securities issued by any investment company that exceeds the limits imposed by the Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities or obligations of one investment company or invest more than 10% of our total assets in the securities or obligations of more than one investment company. None of our investment policies are fundamental and may be changed without stockholder approval.

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

Proxy Policies

Our Adviser will vote proxies relating to portfolio securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

You may obtain information, without charge, regarding how our Adviser votes proxies with respect to our portfolio securities by making a written request for proxy voting information to our Chief Compliance Officer, 6701 Center Drive West, Suite 1450, Los Angeles, CA 90045.

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

Corporate Information

Our executive offices are located at 6701 Center Drive West, Suite 1450, Los Angeles, CA 90045 and our telephone number is (310) 943-4990.

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

We have only generated minimal income from our investments and are profitable at this time only as a result of our Adviser’s willingness to reimburse a portion of our expenses pursuant to an expense support and conditional reimbursement agreement. To date, we have only invested in a limited number of portfolio companies and have incurred costs incurred in the development and formation of our business. We do not know whether or when we will generate income from our investments and become profitable. We anticipate that we will continue to incur costs in excess of our income until and unless our investments in portfolio companies are successful. If these investments are not successful, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, diversify our investments or continue our operations.

Except for the investments described in this report, we have not identified specific investments that we will make with the proceeds of our offering, and you will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Except for the investments described in this report, neither we, our Adviser or our Sub-Adviser has identified, made or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on our Adviser and our board of directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. Because investors are not able to evaluate our future investments in advance of purchasing shares of our common stock, other than those investments described in this report, our offering may entail more risk than other types of offerings. This may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For a significant time after the commencement of our offering, a substantial portion of our distributions will result from expense reimbursements from our Adviser, which are subject to repayment by us within three years. The purpose of this arrangement is to reduce our operating expenses; to avoid such distributions being characterized as returns of capital for tax purposes and to attempt to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds. Despite this, we may still have distributions which could be characterized as a return of capital for GAAP purposes. Shareholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense reimbursements. Shareholders should also understand that our future repayments will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be deemed to be our affiliate for purposes of the Company Act and we will generally be prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our disinterested directors. The Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same companies (whether at the same or different times), without prior approval of our disinterested directors and, in some cases, the SEC. Except under certain circumstances, if a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company owned, in whole or in significant part, by a private equity fund managed by our Adviser or its affiliates, which may limit the scope of investment opportunities that would otherwise be available to us without obtaining an exemptive relief order from the SEC. There is no assurance that a satisfactory exemptive relief order from the SEC will be obtained.

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

If we issue preferred stock, it would rank senior to our common stock in our capital structure and preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences (including as to distributions) and privileges more favorable than those of our common stockholders. The presence of preferred stock could have the effect of delaying or preventing a change in control or other transaction that might provide a premium price of our common stockholders or otherwise be in your best interest. Holders of our common stock would directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue.

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

The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We may fund distributions from the uninvested proceeds of our public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. Therefore, portions of the distributions that we pay may represent a return of your capital rather than a return on your investment, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. Further, the per share amount of distributions on Class A and Class T shares will likely differ because of different allocations of class-specific expenses. For example, distributions on Class T shares will likely be lower than on Class A shares because Class T shares are subject to an annual distribution fee.

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

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. See “Material U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the Company Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Risks Related to our Adviser and Its Affiliates

We will rely in our Adviser and its investment personnel for the selection of our assets and the monitoring of our investments.

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser, our Sub-Adviser and their investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. We are the first business development company or registered investment company sponsored by our Adviser. The departure of any of the members of our Adviser or Sub-Adviser could have a material adverse effect on our ability to achieve our investment objectives. There can be no assurances that the individuals currently employed by the Adviser or Sub-Adviser who will manage our portfolio will continue to be employed by the Adviser or Sub-Adviser or that the Adviser or Sub-Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, that our Sub-Adviser will remain our sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

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

Risks Relating to Our Investments

Our investments may be risky, and we could lose all or part of our investment.

Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

●	May have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	May have limited financial resources and limited access to capital markets and may be unable to meet their obligations under their debt instruments, some of which we may hold or may be senior to us;

●	Are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us. As well, limited resources may make it difficult to attract the necessary talent or invest in the necessary infrastructure to help the company grow;

●	Generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	Generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

We will invest primarily in privately-held companies. These investments are typically illiquid. As such, we may have difficulty exiting an investment promptly at a desired price or outside of a normal amortization schedule for debt investments. Private companies also have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. In addition, little public information generally exists about these companies, which may include a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our Adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

Our portfolio companies may incur debt that ranks equally with, or senior to, our debt investments in such companies.

For our debt investments, we intend to invest primarily in first lien, second lien and, to a lesser extent, subordinated debt issued by private U.S. companies, including middle market private U.S. companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on a proportionate basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

We may be subject to taxation based on our acquisition of instruments that do not generate cash flow.

We may make debt investments or finance transactions with debt instruments that may either be issued at a discount to their face value and provide no interest payments over the life of the instrument (also known as original discount bonds or OID), or we may receive warrants in connection with the origination of loans, or we may make debt investments from which we may receive payments in kind, or PIK, interest payments that are capitalized for some portion or over the life of the loan. Each of these types of instruments represent particular kinds of risk as they do not generate cash flow, though for tax purposes and for our status as a RIC they will require us to recognize income which must be taxed or distributed.

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

We will make private equity investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

We will invest in all levels of the capital structure of our portfolio companies. These companies may have, or may be permitted to obtain, additional financing which may rank equally with, or senior to, our investment. By their terms, such financings may entitle the holders to receive payments of interest or principal on or before the dates on which we are entitled to receive such payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company, holders of instruments ranking senior to our investment would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior investors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of financing ranking equally with our investments, we would have to share on a proportionate basis any distributions with other investors holding such financing in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the portfolio company.

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

Certain loans that we make to portfolio companies will be secured on a second priority basis by the same collateral securing such companies’ senior secured debt. The first priority liens on the collateral will secure the obligations of the companies to their senior lenders and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the senior loans. The holders of senior secured obligations will generally control the liquidation of the collateral and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive any funding. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by second priority liens after payment in full of all senior secured obligations. If such proceeds are not sufficient to repay amounts owed to junior lenders, then we, to the extent we are not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

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

We may not realize gains from our private equity investments.

We will make direct private equity investments in portfolio companies. In addition, when we invest in certain debt investments, we may acquire warrants to purchase equity securities. Our goal in such investments will be primarily to realize gains upon our disposition of such equity interests. However, our equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our private equity investments, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

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

We may focus our investments in companies in a particular industry or industries.

If we focus our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results.

Risks Relating to Economic Conditions

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the Company Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions. Subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

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

Changes in financial regulations may have material adverse consequences to us and to our stockholders.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

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

Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, though the terms of any such repurchases will be limited. As a result you will have limited opportunities to sell your shares.

Beginning with the second quarter of 2016, we commenced offers to allow you to submit your shares on a quarterly basis for repurchase pursuant to our share repurchase program at a price equal to the net offering price for the applicable share class in effect as of the date of such repurchase. However, the share repurchase program includes numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares of a class in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be the net offering price for the applicable share class in effect as of the date of such repurchase, may be lower than what you paid in connection with your purchase of shares in our offering.

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

We anticipate that, depending on market conditions, it may take us several months to invest the proceeds of our offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

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

We currently have a distribution re-investment plan that requires participants to opt-in to re-invest distributions paid. For those investors who do not opt-in to the distribution re-investment plan their interest in the company will be diluted over time, relative to those investors who do opt-in to have their distributions used to purchase additional shares of our common stock.

We may issue preferred stock as a means to access additional capital, which could adversely affect common shareholders and subject us to specific regulation under the Company Act.

We may issue preferred stock as a means to increase flexibility in structuring future financings and acquisitions. However, preferred stock has rights and preferences that would adversely affect the holders of common stock, including preferences as to cash distributions and preferences upon the liquidation or dissolution of the Company. As well, every issuance of preferred stock will be required to comply with the requirements of the Company Act. The Company Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the Company Act require the separate vote of the holders of any issued and outstanding preferred stock.

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

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the Company Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities; if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock.

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

In our ongoing follow-on offering, we are currently offering at an offering price of $15.06 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

●	The net asset value per share of our common stock disclosed in the most recent periodic report we filed with the SEC;

●	Our management’s assessment of whether any material change in our net asset value per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value per share to the period ending two days prior to the date of the closing; and

●	The magnitude of the difference between the net asset value per share disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value per share since the date of the most recently disclosed net asset value per share, and the offering price of the shares of our common stock at the date of closing.

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

As of December 31, 2016, 976,409.17 shares were outstanding, 15,990 of which are held by our Adviser, Triton Pacific Adviser. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year Ended December 31,
	2016		2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	444,847.84	6,683,706	296,713.69	$4,404,003	214,659.24	$3,144,219	7,315.00	$98,753
Reinvestment of Distributions	15,548.74	215,591	6,789.86	96,756	—	—	—	—
Commissions and Dealer Manager Fees		(581,515)	—	(398,363)	—	(246,272)	—	—
Net Proceeds to Company from Share Transactions	460,396.58	$6,317,782	303,503.55	$4,102,396	214,659.24	$2,897,947	7,315.00	$98,753

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 24, 2017:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column 3
Class A Common Stock	37,500,000	—	1,062,855.98
Class T Common Stock	37,500,000	—	—

As of March 27, 2017, we had 446 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the year ended December 31, 2016 (no repurchases prior to fiscal year 2016):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
September 30, 2016	July 15, 2016	8,482.60	50%	$13.80	$117,060
December 31, 2016	October 14, 2016	8,482.60	48%	13.80	117,060
Total		16,965.20	49%	$13.80	$234,120

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2016.

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

	Distribution
Fiscal 2016	Per Share	Amount
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

The company’s net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $335,572, $174,880, and $16,211, respectively. As of December 31, 2016, 2015 and 2014, the Company had $32,116, $11,376, and $18,086, respectively, of undistributed net investment income and realized gains on a tax basis.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP basis net investment income	$370,788	$140,492	$16,211
Reversal of incentive fee accrual on unrealized gains	(35,216)	35,550	—
Other book-tax differences	—	(1,162)	—
Tax-basis net investment income	$335,572	$174,880	$16,211

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2016, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2016	2015	2014
Distributable realized gains (long-term capital gains)	$21,925	$2,192	$1,875
Distributable ordinary income (income and short-term capital gains)	8,525	9,184	16,211
Net unrealized appreciation (depreciation) on investments	1,666	177,748	(788)
Total	$32,116	$189,124	$17,298

There is no material difference between the aggregate book cost and tax costs of the Company’s investments for federal income tax purposes.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2016, 2015 and 2014 is derived from our financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

					Period from
					April 29, 2011
	Year Ended December 31,				(Inception) to
	2016	2015	2014	2013	December 31, 2012(1)
Statements of operations data:
Total investment income	$440,748	$176,042	$16,319	$—	$—
Operating expenses
Total operating expenses	741,022	620,548	249,465	311,507	79,733
Less: Expense reimbursement from sponsor	(671,062)	(584,998)	(249,357)	(391,240)	—
Net operating expenses	69,960	35,550	108	(79,733)	79,733
Net investment income (loss)	370,788	140,492	16,211	79,733	(79,733)
Total net realized and unrealized gain (loss) on investments	(156,351)	185,858	1,087	—	—
Net increase (decrease) in net assets resulting from operations	$214,437	$326,350	$17,298	$79,733	$(79,733)
Per share data:
Net investment income (loss)—basic(2)	$0.48	$0.41	$0.14	$7.47	$(26.88)
Net investment income (loss)—diluted(2)	0.48	0.41	0.14	6.81	(26.88)
Net increase (decrease) in net assets resulting from operations—basic(2)	$0.28	$0.96	$0.15	$7.47	(26.88)
Net increase (decrease) in net assets resulting from operations—diluted(2)	0.28	0.96	0.15	6.81	(26.88)
Distributions declared(3)	$0.51	$0.57	$—	$—	$—
Balance sheet data:
Total assets	$14,565,014	$7,611,888	$3,667,097	$1,328,628	$532,425
Total liabilities	1,336,312	285,235	569,193	1,128,625	510,908
Total net assets	$13,228,702	$7,326,653	$1,916,867	$200,003	$21,517
Other data:
Total return(4)	2.2%	7.0%	0.0%	0.0%	0.0%
Number of portfolio company investments at period end	35	22	10	0	0
Total portfolio investments for the period	$6,285,875	$4,270,750	$1,725,001	$—	$—
Proceeds from sales and prepayments of investments	$1,110,406	$414,971	$255,663	$—	$—

Weighted average common shares outstanding - basic and diluted	777,680	339,304	114,991	11,713

(1)	We formally commenced operations in 2014. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.
(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2016, 2015, 2014 and 2013, respectively.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated May 11, 2016, filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2016.

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

Overview

We are a publicly registered, non-traded fund focused on private equity, structured as a business development company that primarily makes equity, structured equity, and debt investments in small to mid-sized private U.S. companies.  Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Our private equity investments will generally take the form of direct investments in common and preferred equity, as well as structured equity investments such as convertible notes and warrants. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Company Act. Triton Pacific Adviser, LLC (“Triton Pacific Adviser”), which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) serves as our investment adviser and TFA Associates, LLC serves as our administrator. Each of these companies is affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary, Triton Pacific Capital Partners, LLC (“TPCP”), a private equity investment fund management company, each focused on debt and equity investments in small to mid-sized private companies.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 11, 2016. As of March 24, 2017, we have sold a total of 1,062,855.98 shares of common stock for gross proceeds of approximately $15,840,699, including shares issued pursuant to our distribution reinvestment plan in the amount of $355,643 including the reduction due to $351,773 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

-	Focusing primarily on debt and equity investments in small and mid-sized private U.S. companies, which we define as companies with annual revenue of from $10 million to $ 250 million at the time of investment;

-	Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

-	Employing disciplined underwriting policies and rigorous portfolio management;

-	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-	Maintaining a well-balanced portfolio.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $3.949 billion in assets under management as of June 30, 2016. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment adviser agreement. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

Portfolio and Investment Activity

During the year ended December 31, 2016, we made investments in portfolio companies totaling $6,285,875. During the same period, we sold investments for proceeds of $982,335 and received principal repayments of $128,071. As of December 31, 2016, our investment portfolio, with a total fair value of $10,604,173, consisted of interests in 35 portfolio companies (63.7% in first lien senior secured loans, 18.6% in second lien senior secured loans, 6.1% in subordinated convertible debt and 11.6% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $114.6 million. As of December 31, 2016, the investments in our portfolio were purchased at a weighted average price of 97.6% of par or stated value, the weighted average credit rating of the investments in our portfolio that were rated (constituting 82.32% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 6.72% based upon the amortized cost of our investments and was 7.61% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2016. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2016 and 2015:

The following table presents the composition of the total purchases for the years ended December 31, 2016, 2015 and 2014.

	December 31, 2016		December 31, 2015		December 31, 2014
		Percentage		Percentage		Percentage
	Purchases	of Portfolio	Purchases	of Portfolio	Purchases	of Portfolio
Senior Secured Loans—First Lien	$5,083,375	81%	$1,477,625	35%	$1,605,001	93%
Senior Secured Loans—Second Lien	1,202,500	19%	943,125	22%	120,000	7%
Subordinated Debt	—	0%	600,000	14%	—	0%
Equity/Other	—	0%	1,250,000	29%	—	0%
Total	$6,285,875	100%	$4,270,750	100%	$1,725,001	100%

	Year Ended December 31,
Net Investment Activity	2016	2015	2014
Purchases	$6,285,875	$4,270,750	$1,725,001.00
Sales and Redemptions	(1,110,406)	(414,971)	(255,663)
Net Portfolio Activity	$5,175,469	$3,855,779	$1,469,338

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2016, 2015 and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$6,680,615	6,761,313	64%	$2,426,089	$2,389,377	43%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	2,024,991	1,967,658	19%	1,065,681	1,041,875	19%	120,167	119,375	8%
Subordinated Debt	646,901	646,901	6%	609,219	609,219	11%	—	—	0%
Equity/Other	1,250,000	1,228,301	12%	1,250,000	1,488,266	27%	—	—	0%
Total	$10,602,507	$10,604,173	100%	$5,350,989	$5,528,737	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2016	December 31, 2015	December 31, 2014
Number of Portfolio Companies	35	22	10
% Variable Rate (based on fair value)	82.3%	62.1%	100.0%
% Fixed Rate (based on fair value)	6.1%	11.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	11.6%	26.9%	0.0%
Average Annual EBITDA of Portfolio Companies	114.6MM	$101.6MM	$96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2	B2
% of Investments on Non-Accrual	—	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.7%	5.4%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Fair	Percentage of	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$122,459	1.2%	$122,458	2.2%	$124,738	8.5%
Beverage, Food & Tobacco	1,162,891	11.0%	470,860	8.5%	237,566	16.1%
Business Services	2,793,526	26.2%	633,547	11.5%	—	0.0%
Construction Special Trade Contractors	—	0.0%	—	0.0%	246,258	16.8%
Consumer Services	955,659	9.0%	—	0.0%	—	0.0%
Energy: Oil & Gas	346,500	3.3%	—	0.0%	—	0.0%
Healthcare & Pharmaceuticals	1,403,008	13.2%	1,445,024	26.1%	124,063	8.4%
High Tech Industries	1,016,921	9.6%	697,895	12.6%	121,563	8.3%
Media: Diversified and Production	347,375	3.3%	—	0.0%	—	0.0%
Metals & Mining	245,625	2.3%	210,521	3.8%	—	0.0%
Paper and Allied Products	115,294	1.1%	118,972	2.2%	124,221	8.4%
Retail	712,500	6.7%	—	0.0%	—	0.0%
Specialty Finance	1,184,130	11.3%	1,359,219	24.6%	—	0.0%
Transportation: Cargo	—	0.0%	121,371	2.2%	123,075	8.4%
Wholesale Trade-Durable Goods	—	0.0%	122,874	2.2%	124,219	8.4%
Wholesale Trade-Nondurable Goods	198,285	1.8%	225,996	4.1%	245,604	16.7%
Total	$10,604,173	100.0%	$5,528,737	100.0%	$1,471,307	100.0%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%	$—	0.0%
2	—	0.0%	—	0.0%	124,063	8.4%
3	2,690,027	30.8%	243,530	7.1%	608,043	41.3%
4	2,689,677	30.8%	1,681,879	49.0%	614,463	41.8%
5	3,010,103	34.5%	1,505,843	43.9%	124,738	8.5%
6	339,164	3.9%	—	0.0%	—	0.0%
7	—	0.0%	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%	—	0.0%
	$8,728,971	100.0%	$3,431,252	100.0%	$1,471,307	100.0%

Results of Operations

Investment Income

For the years ended December 31, 2016 and 2015, we generated $440,748, and $176,042, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $384,234 of cash income and $56,514 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2016. For the year ended December 31, 2015, such revenues represent $159,939 of cash income and $16,103 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2015. For the year ended December 31, 2014 such revenues represent $15,438 of cash income and $881 in non-cash portions related to the accretion of discounts. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor totaled $741,022 for the year ended December 31, 2016, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $225,492 and the incentive fees for the year were ($35,216). Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $671,062 for the year ended December 31, 2016.

Total operating expenses before reimbursement from the sponsor totaled $620,548 for the year ended December 31, 2015, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $101,336 and the incentive fees for the year were $37,014. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $584,998 for the year ended December 31, 2015.

Total operating expenses before reimbursement from the sponsor totaled $249,465 for the year ended December 31, 2014, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $57,432 and the incentive fees for the year were $217. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $249,357 for the year ended December 31, 2014.

Our other general and administrative expenses totaled $17,718, $19,861, and $13,516 for the years ended December 31, 2016, 2015, and 2014, respectively, and consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Licenses and permits	$—	$338	$238
Taxes	1,363	1,731	1,114
Printing fees	8,747	4,381	5,269
Travel expenses	6,150	12,416	1,217
Other	1,458	995	5,678
Total	$17,718	$19,861	$13,516

Net Investment Income

Our net investment income totaled $370,788, $140,492, $16,211 ($0.48, $0.41, and $0.14 per share based on weighted average shares outstanding, respectively) for the years ended December 31, 2016, 2015 and 2014, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2016, we received proceeds from sales and repayments of $1,110,406, from which we realized a net gain of $19,731. For the year ended December 31, 2015, we received proceeds from sales and repayments of $414,971, from which we realized a net gain of $7,321. For the year ended December 31, 2014, we received proceeds from sales and repayments of $255,663, from which we realized a net gain of $1,875.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2016, 2015 and 2014, net unrealized appreciation (depreciation) totaled ($176,082), $178,537, and ($788), respectively.

The Company has recorded a reduction in unrealized value for TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. The reduction was a result in part due to a deterioration in the financial results of Javlin Capital LLC as the company refocuses its efforts on the consumer segment of its business and sheds assets in areas that are no longer a core focus.

Changes in Net Assets from Operations

For the year ended December 31, 2016, we recorded a net income of $214,437 versus net income of $326,350 for the year ended December 31, 2015 and net income of $17,298 for the year ended December 31, 2014.

Based on 777,680 weighted average common shares outstanding for the year ended December 31, 2016, basic and diluted, our per share net increase in net assets resulting from operations was $0.28 for the year ended December 31, 2016.

Based on 339,304 weighted average common shares outstanding for the year ended December 31, 2015, basic and diluted, our per share net increase in net assets resulting from operations was $0.96 for the year ended December 31, 2015.

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

The current offering price for our shares is $15.06 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the year ended December 31, 2016, we sold 460,396.58 shares of our common stock for gross proceeds of $6,899,297 at an average price per share of $14.99. The gross proceeds received during the year ended December 31, 2016 include reinvested stockholder distributions of $215,591 for which we issued 15,548.74 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $581,515 for the year ended December 31, 2016. These sales commissions and fees include $136,896 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period

We may borrow funds to make investments at any time, including before we have fully invested the proceeds of our offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We have not yet decided, however, whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On July 27, 2012, we entered into the investment adviser agreement with Triton Pacific Adviser, LLC in accordance with the 1940 Act. The investment adviser agreement became effective on June 25, 2014, the date that we met the minimum offering requirement. Triton Pacific Adviser serves as our investment advisor in accordance with the terms of our investment advisory agreement. Payments under our investment adviser agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) a capital gains incentive fee based on our performance.

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

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the investment adviser agreement and administration agreement. Any new investment adviser agreement would also be subject to approval by our stockholders.

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

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, when we make a distribution, then stockholders receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders.

The following table reflects the cash distributions per share that we have declared and paid on our common stock through December 31, 2016:

	Distribution
Fiscal 2016	Per Share	Amount
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2016 and 2015 (no distributions were paid prior to 2015):

	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	0%	7,002	4%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	396,050	100%	183,073	96%
Total	$396,050	100%	$190,075	100%

(1)	During the year ended December 31, 2016, 87.3% of the Company’s gross investment income was attributable to cash income earned, and 12.7% was attributable to non-cash accretion of discount and paid-in-kind interest.

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

Under the Expense Reimbursement Agreement as amended, once we have received at least $25 million in net proceeds from our offering, we are required to reimburse our Adviser for any expense support payments we received from them occurring within three years of the date on which we incurred such expenses However, with respect to any expense support payments attributable to our operating expenses, (i) we will only reimburse our Adviser for expense support payments made by our Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from our Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from our Adviser made during the same fiscal year); and (ii) we will not reimburse our Adviser for expense support payments made by our Adviser if the annualized rate of regular cash distributions declared by us at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by us at the time our Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $4,662,319 as of December 31, 2016, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019

(1)	Reflects the period from inception (April 29, 2011) through December 31, 2013
(2)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(3)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $294,357 has exceeded the three year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	December 31,	December 31,	December 31,
	2016	2015	2014
Operating Expenses	$1,896,657	$1,225,595	$640,597
Offering Costs	2,765,662	1,854,993	1,060,438
Due to related party offset	(4,213,469)	(2,512,824)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	448	448	—
Total Reimbursement due from Adviser	$106,583	$225,497	$252,979

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

Investments will be valued utilizing a cost approach, a market approach, an income approach, or a combination of approaches, as appropriate. The cost approach is most likely only to be used early in the life of an investment or if we determine that there has been no material change in the investment since purchase. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount, calculated using an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the Company’s ability to make payments, its earnings and discounted cash flows, the markets in which the Company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, distribution waterfalls, the principal market and enterprise values, among other factors.

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

 We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 82.3% of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2016:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	13.22%
Up 200 basis points	26.47%
Up 300 basis points	39.72%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Triton Pacific Investment Corporation, Inc

We have audited the accompanying consolidated statements of financial position, including the consolidated schedule of investments of Triton Pacific Investment Corporation, Inc.(a Maryland corporation) (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the two years in the period ended December 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and consolidated financial statement highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian or by other auditing procedures where a reply from the custodian was not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016 and the financial highlights for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/FGMK, LLC

Chicago, Illinois

March 27, 2017

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015
ASSETS

Affiliate investments, at fair value (amortized cost - $1,896,901 and $1,859,219, respectively)	$1,875,202	$2,097,485
Non-affiliate investments, at fair value (amortized cost - $8,705,606 and $3,491,770, respectively)	8,728,971	3,431,252
Cash	3,788,901	1,812,341
Principal and interest receivable	19,305	11,707
Prepaid expenses	46,052	33,606
Reimbursement due from adviser (see Note 4)	106,583	225,497
TOTAL ASSETS	$14,565,014	$7,611,888

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$1,061,625	$—
Accounts payable and accrued liabilities	225,000	225,000
Stockholder distributions payable	16,574	12,478
Due to related parties (see Note 4)	33,113	47,757
TOTAL LIABILITIES	1,336,312	285,235

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 976,409.17 and 532,977.79 shares issued and outstanding, respectively	976	532
Capital in excess of par value	13,255,764	7,172,547
Accumulated undistributed net realized gains	21,925	2,192
Accumulated distributions in excess of net investment income	(51,629)	(26,366)
Accumulated unrealized appreciation on investments	1,666	177,748
TOTAL NET ASSETS	13,228,702	7,326,653

TOTAL LIABILITIES AND NET ASSETS	$14,565,014	$7,611,888

Net asset value per share of common stock at year end	$13.55	$13.75

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

INVESTMENT INCOME
Interest from affiliate investments	$37,682	$9,219	$—
Interest from non-control/ non-affiliate investments	399,999	165,841	16,319
Fee income from non-control/ non-affiliate investments	3,067	982	—

Total investment income	440,748	176,042	16,319

OPERATING EXPENSES
Management fees	225,492	101,336	57,432
Capital gains incentive fees (see Notes 2 and 4)	(35,216)	37,014	217
Board fees	—	—	(76,000)
Administrator expense	298,864	257,576	147,906
Professional fees	167,664	145,493	81,150
Insurance expense	66,500	59,268	25,244
Organizational expense	—	—	—
Other operating expenses	17,718	19,861	13,516

Total operating expenses	741,022	620,548	249,465

Expense reimbursement from sponsor	(671,062)	(584,998)	(249,357)

Net operating expenses	69,960	35,550	108

Net investment income	370,788	140,492	16,211

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on unaffiliated investments	19,731	7,321	1,875
Net increase (decrease) in unrealized appreciation on unaffiliated investments	83,883	(59,729)	—
Net increase (decrease) in unrealized appreciation on affiliated investments	(259,965)	238,266	(788)

Total net realized and unrealized gain (loss) on investments	(156,351)	185,858	1,087

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$214,437	$326,350	$17,298

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$0.28	$0.96	$0.15

Weighted average common shares outstanding - basic and diluted	777,680	339,304	114,991

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Operations
Net investment income	$370,788	$140,492	$16,211
Net realized gain on investments	19,731	7,321	1,875
Net increase (decrease) in unrealized appreciation on investments	(176,082)	178,537	(788)
Net increase in net assets resulting from operations	214,437	326,350	17,298
Stockholder distributions (see Note 5)
Distributions from net investment income	(396,050)	(183,073)	—
Distributions from net realized gain on investments	—	(7,002)	—
Net decrease in net assets resulting from stockholder distributions	(396,050)	(190,075)	—
Capital share transactions
Issuance of common stock (see Note 3)	6,317,782	4,102,396	2,897,947
Less contingently redeemable common stock	—	—	(1,181,037)
Repurchase of shares of common stock	(234,120)	—	—
Offering costs		(9,922)	(17,344)
Net increase in net assets resulting from capital share transactions	6,083,662	4,092,474	1,699,566

Total increase in net assets	5,902,049	4,228,749	1,716,864
Net assets at beginning of year	7,326,653	1,916,867	200,003
Temporary equity reclassified as permanent equity	—	1,181,037	—
Net assets at end of year	$13,228,702	$7,326,653	$1,916,867
Accumulated distributions in excess of net investment income	$(51,629)	$(26,366)	$16,211
Accumulated undistributed net realized gains	$21,925	$2,192	$1,875

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$214,437	$326,350	$17,298
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(6,285,875)	(4,270,750)	(1,471,214)
Proceeds from sales and repayments of investments	1,110,406	414,971	—
Net realized gain from investments	(19,731)	(7,321)	—
Net change in unrealized appreciation (depreciation) on investments	176,082	(178,537)	788
Accretion of discount	(18,636)	(6,574)	(881)
Net increase in paid-in-kind interest	(37,682)	(9,219)	—
Change in assets and liabilities
Principal and interest receivable	(7,598)	(10,807)	(900)
Receivable for investments sold and repaid	—	249,375	(249,375)
Prepaid expenses	(12,446)	4,438	(36,599)
Reimbursement due from Adviser	118,914	27,482	138,261
Payable for investments purchased	1,061,625	(246,250)	246,250
Accounts payable and accrued liabilities	—	(79,643)	60,168
Deferred offering costs	—	—	775,858
Due to related parties	(14,644)	29,457	(705,850)
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(3,715,148)	(3,757,028)	(1,226,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in restricted cash held in escrow	—	—	160,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—	160,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,317,782	4,005,640	1,556,910
Issuance of temporary common stock			1,181,037
Payments on repurchases of shares of common stock	(234,120)	—	—
Stockholder distributions	(396,050)	(93,319)	—
Increases in distributions payable	4,096	12,478	—
Offering costs	—	(9,922)	(17,344)
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	5,691,708	3,914,877	2,720,603

NET CHANGE IN CASH	1,976,560	157,849	1,654,407

CASH - BEGINNING OF YEAR	$1,812,341	$1,654,492	$85

CASH - END OF YEAR	$3,788,901	$1,812,341	$1,654,492

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

Portfolio Company	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—51.11%
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	8/19/2022	$349,125	$345,842	$348,326
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	197,500	193,575	196,266
CRCI Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	8/31/2023	349,125	345,794	349,851
Curo Health Services Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	122,813	121,909	123,785
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+6.00% (7.00%)	1.0%	2/28/2020	350,000	340,080	347,375
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	122,812	121,970	119,742
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	110,938	107,998	90,414
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	122,500	121,847	121,888
Global Healthcare Exchange, LLC		Healthcare & Pharmaceuticals	L+4.25% (5.25%)	1.0%	8/15/2022	148,132	148,140	149,583
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.00%)	1.0%	6/16/2023	348,250	335,050	345,856
IG Investments Holdings, LLC		Business Services	L+5.00% (6.00%)	1.0%	10/29/2021	348,187	346,539	351,146
Imagine Print Solutions, LLC		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	248,125	244,986	252,467
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	196,000	193,020	189,385
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.25% (5.25%)	1.0%	8/20/2021	121,875	121,036	122,459
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	12/5/2023	350,000	339,619	350,000
Paradigm Acquisition Corp.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	123,125	121,537	122,560
Polycom, Inc.		High Tech Industries	L+6.50% (7.50%)	1.0%	9/27/2023	338,479	324,979	341,441
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.25%)	1.0%	7/1/2019	350,000	349,125	351,750
Raley’s		Beverage, Food & Tobacco	L+6.25% (7.25%)	1.0%	5/18/2022	295,823	295,823	299,151
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	114,506	114,297	115,294
SITEL Worldwide Corporation		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	197,500	196,488	197,994
SiteOne Landscape Supply LLC		Business Services	L+4.50% (5.50%)	1.0%	9/20/2021	347,379	344,506	350,094
SolarWinds, Inc.		High Tech Industries	L+4.50% (5.50%)	1.0%	2/3/2023	248,750	236,913	252,237
Strike, LLC		Energy: Oil & Gas	L+3.75% (10.75%)	7.0%	11/30/2022	350,000	339,692	346,500
TIBCO Software, Inc.		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	122,813	121,067	123,555
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%)	1.0%	4/13/2023	348,250	343,532	353,909
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	221,546	220,054	198,285
Vivid Seats Ltd.		Consumer Services	L+5.75% (6.75%)	1.0%	10/12/2022	250,000	245,197	250,000
Total Senior Secured Loans—First Lien						$6,793,553	$6,680,615	$6,761,313

Senior Secured Loans—Second Lien—14.87%
Cheddar’s Casual Café, Inc.		Retail	L+9.75% (10.75%)	1.0%	1/4/2023	750,000	712,500	712,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,619	75,000
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	218,269	173,750
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	123,197	126,250
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.0%	1/19/2020	250,000	237,142	245,625
Rocket Software, Inc.		Business Services	L+9.50% (10.50%)	1.0%	10/14/2024	500,000	490,281	508,595
SCS Holdings I Inc.		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,983	125,938
Total Senior Secured Loans—Second Lien						$2,125,000	$2,024,991	$1,967,658

Subordinated Convertible Debt—4.89%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	646,901	646,901	646,901
Total Subordinated Convertible Debt						$646,901	$646,901	$646,901

Equity/Other—9.29%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	691,072
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	537,229
Total Equity/Other						714,286	$1,250,000	$1,228,301

TOTAL INVESTMENTS—80.16%							$10,602,507	$10,604,173
OTHER ASSETS IN EXCESS OF LIABILITIES—19.84%								$2,624,529
NET ASSETS - 100.00%								$13,228,702

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represented 14.23% of the Company’s net assets. Fair value as of December 31, 2016 along with transactions during the period ended December 31, 2015 in affiliated investments were as follows:

		Year Ended December 31, 2016
	Fair Value at	Gross Additions	Gross Reductions	Fair Value at	Net Realized	Interest & Dividends
Non-controlled, Affiliated Investments	December 31, 2015	(Cost)*	(Cost)**	December 31, 2016	Gain (Loss)	Credited to Income
ACON IWP Investors I, L.L.C.	$738,266	$—	$—	$691,072	$—	$—
Javlin Capital, LLC, Convertible Note	609,219	37,682	—	646,901	—	37,682
Javlin Capital, LLC, C-2 Preferred Units	750,000	—	—	537,229	—	—
Total	$2,097,485	$37,682	$—	$1,875,202	$—	$37,682

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.99789%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2016, 91.87% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

TRITON PACIFIC INVESTMENT CORPORATION, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is publicly registered, non-traded fund focused on private equity, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of September 30, 2016, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the year ended December 31, 2016 and 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update Nov. 2013-08, Financial Services – Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

Management Estimates and Assumptions. The preparation of audited, consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the year ended December 31, 2016, interest income included $37,682 of PIK interest. For the year ended December 31, 2015, interest income included $9,219 of PIK interest. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fees for the year ended December 31, 2016 were $($35,216), all of which was for Incentive Fees calculated on unrealized gains. The fees for the year ended December 31, 2015 were $37,014, of which $1,464 was for Incentive Fees calculated on realized gains, and $35,550 for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of December 31, 2016 and December 31, 2015, $2,765,661 and $1,854,993, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these Operating Expenses, $294,357 has exceeded the three-year period for repayment and will not be repayable by the Company.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2016, 2015 and 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Reclassification. Certain amounts in the 2015 and 2014 financial statements have been reclassified in order to conform with the 2016 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	444,847.84	6,683,706	296,713.69	$4,404,003	214,659.24	$3,144,219
Reinvestment of Distributions	15,548.74	215,591	6,789.86	96,756	—	—
Commissions and Dealer Manager Fees		(581,515)	—	(398,363)	—	(246,272)
Net Proceeds to Company from Share Transactions	460,396.58	$6,317,782	303,503.55	$4,102,396	214,659.24	$2,897,947

Status of Continuous Public Offering

During the years ended December 31, 2016, 2015 and 2014, the Company sold 444,847.84, 296,713.69, and 214,659.24 shares of common stock, respectively, for gross proceeds of approximately $6,683,706, $4,404,003, and $3,144,219 at an average price per share of $15.02, $14.83, and $14.65, respectively. The increase in Capital in excess of par value during the years ended December 31, 2016, 2015 and 2014 also includes reinvested stockholder distributions of $215,591, $96,756 and $0, respectively, for which the Company issued 15,548.74, 6,789.86 and 0 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $581,515, $398,363, and $246,272 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the year ended December 31, 2016 (no repurchases were made prior to 2016):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
September 30, 2016	July 15, 2016	8,482.60	50%	$13.80	$117,060
December 31, 2016	October 14, 2016	8,482.60	48%	13.80	117,060
Total		16,965.20	49%	$13.80	$234,120

On January 23, 2017, the Company repurchased 8,482.60 shares of common stock (representing 26.6% of the shares of common stock tendered for repurchase) at $13.80 per share for aggregate consideration totaling $117,654.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through December 31, 2016, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	December 31,	December 31,	December 31,
	2016	2015	2014
Operating Expenses	$1,896,657	$1,225,595	$640,597
Offering Costs	2,765,662	1,854,993	1,060,438
Due to related party offset	(4,213,469)	(2,512,824)	(1,105,341)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	448	448	—
Total Reimbursement due from Adviser	$106,583	$225,497	$252,979

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of December 31, 2016, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. These costs include the allocable portion of the compensation and related expenses of certain personnel of TFA, providing administrative services to the Company on behalf of the Adviser. The Company reimburses TFA no less than quarterly for all costs and expenses incurred pursuant to this Agreement. TFA allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Such agreement expires July 2017 and may continue automatically for successive annual periods, as approved by the Company. These fees have been reimbursed from the Adviser pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses incurred under the investment advisory and administration agreement and the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$225,492	$101,336	$57,432
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$(35,216)	$37,014	$217
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$298,864	$257,576	$147,906
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$136,896	$98,817	$19,590

(1)	During the years ended December 31, 2016, 2015 and 2014, the Company earned capital gains incentive fees of ($35,216), $37,014, and $217, respectively, based on the performance of its portfolio, of which ($35,216), $35,550, and ($158), respectively, was based on unrealized gains, and $0, $1,464, and $375, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the years ended December 31, 2016, 2015 and 2014, the Company paid the Dealer Manager $581,515, $398,363, and $246,272, respectively, in sales commissions and dealer fees. $136,896, $98,817, and $19,590 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the years ended December 31, 2016 or 2015. For the year ended December 31, 2014, each of the Independent Directors had previously agreed to defer payment of all fees owed to them during the Company’s start-up phase. The total amount of these deferred director fees was $207,750 through 2014. Pursuant to the Director Agreement, each of Independent Directors agreed to accept a cash payment from the Company as full and complete satisfaction of all deferred director fees owed to them. The cash payments to each of the Independent Directors were $25,000 for Mr. Ruther and $20,000 for each of Mr. Goldberg and Mr. Pruitt. The remaining $142,750 reduced the directors’ fees accrued for 2014 in the amount of $66,750. This difference between the deferred directors’ fees and the settlement amount was recorded as a negative expense totaling $76,000 in the accompanying statement of operations for the year ended December 31, 2014.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of December 31, 2016, $4,662,319 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,213,469 representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2016 and 2015:

	Distribution
Fiscal 2016	Per Share	Amount
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091
Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

On January 25, 2017 and February 22, 2017, the Company authorized and declared a cash distribution of $0.04 per share for the month of January and February 2017, to the shareholders of record as of January 27, 2017 and February 24, 2017, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2016 and 2015 (no distributions were paid during the year ended December 31, 2014):

	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	—	0%	7,002	4%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Expense reimbursement from sponsor	396,050	100%	183,073	96%
Total	$396,050	100%	$190,075	100%

(1)	During the year ended December 31, 2016, 87.3% of the Company’s gross investment income was attributable to cash income earned, and 12.7% was attributable to non-cash accretion of discount and paid-in-kind interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $335,572, $174,880, and $16,211, respectively. As of December 31, 2016, 2015 and 2014, the Company had $32,116, $11,376, and $18,086, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the years ended December 31, 2015, 2014 and 2013.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP basis net investment income	$370,788	$140,492	$16,211
Reversal of incentive fee accrual on unrealized gains	(35,216)	35,550	—
Other book-tax differences	—	(1,162)	—
Tax-basis net investment income	$335,572	$174,880	$16,211

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2016, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2016	2015	2014
Distributable realized gains (long-term capital gains)	$21,925	$2,192	$1,875
Distributable ordinary income (income and short-term capital gains)	8,525	9,184	16,211
Net unrealized appreciation (depreciation) on investments	1,666	177,748	(788)
Total	$32,116	$189,124	$17,298

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $10,597,454, $5,578,844, and $1,351,838 for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $6,719, ($50,635), and ($698) as of December 31, 2016, 2015 and 2014, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2016, 2015 and 2014:

	December 31, 2016			December 31, 2015			December 31, 2014
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$6,680,615	6,761,313	64%	$2,426,089	$2,389,377	43%	$1,351,927	$1,351,932	92%
Senior Secured Loans—Second Lien	2,024,991	1,967,658	19%	1,065,681	1,041,875	19%	120,167	119,375	8%
Subordinated Debt	646,901	646,901	6%	609,219	609,219	11%	—	—	0%
Equity/Other	1,250,000	1,228,301	12%	1,250,000	1,488,266	27%	—	—	0%
Total	$10,602,507	$10,604,173	100%	$5,350,989	$5,528,737	100%	$1,472,094	$1,471,307	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Fair	Percentage of	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$122,459	1.2%	$122,458	2.2%	$124,738	8.5%
Beverage, Food & Tobacco	1,162,891	11.0%	470,860	8.5%	237,566	16.1%
Business Services	2,793,526	26.2%	633,547	11.5%	—	0.0%
Construction Special Trade Contractors	—	0.0%	—	0.0%	246,258	16.8%
Consumer Services	955,659	9.0%	—	0.0%	—	0.0%
Energy: Oil & Gas	346,500	3.3%	—	0.0%	—	0.0%
Healthcare & Pharmaceuticals	1,403,008	13.2%	1,445,024	26.1%	124,063	8.4%
High Tech Industries	1,016,921	9.6%	697,895	12.6%	121,563	8.3%
Media: Diversified and Production	347,375	3.3%	—	0.0%	—	0.0%
Metals & Mining	245,625	2.3%	210,521	3.8%	—	0.0%
Paper and Allied Products	115,294	1.1%	118,972	2.2%	124,221	8.4%
Retail	712,500	6.7%	—	0.0%	—	0.0%
Specialty Finance	1,184,130	11.3%	1,359,219	24.6%	—	0.0%
Transportation: Cargo	—	0.0%	121,371	2.2%	123,075	8.4%
Wholesale Trade-Durable Goods	—	0.0%	122,874	2.2%	124,219	8.4%
Wholesale Trade-Nondurable Goods	198,285	1.8%	225,996	4.1%	245,604	16.7%
Total	$10,604,173	100.0%	$5,528,737	100.0%	$1,471,307	100.0%

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

As of December 31, 2016, 2015 and 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015	December 31, 2014
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	10,604,173	5,528,737	1,471,307
Total	$10,604,173	$5,528,737	$1,471,307

The Company’s investments as of December 31, 2016 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	12,124	6,512			18,636
Net realized gain (loss)	19,433	298			19,731
Net change in unrealized appreciation (depreciation)	117,410	(33,527)		(259,965)	(176,082)
Purchases	5,083,375	1,202,500			6,285,875
Paid-in-kind interest	—	—	37,682		37,682
Sales and redemptions	(860,406)	(250,000)			(1,110,406)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$117,410	$(33,527)	$—	$(259,965)	$(176,082)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$6,761,313	Market quotes	Indicative dealer quotes	79.50 - 102.00	99.63
Senior Secured Second Lien Debt	1,967,658	Market quotes	Indicative dealer quotes	58.00 - 102.19	94.31
Subordinated Debt	646,901	Discounted cash flow	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%
Equity/Other	537,229	Discounted cash flow	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%
Equity/Other	691,072	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$10,604,173

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
	$1,471,307

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015 and 2014 (operations did not commence until 2014):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$13.75	$13.50	13.50
Results of operations(1)
Net investment income (loss)	0.48	0.41	0.14
Net realized and unrealized appreciation (depreciation) on investments(2)	(0.14)	0.41	0.01
Net increase (decrease) in net assets resulting from operations	0.34	0.82	0.15
Stockholder distributions(3)
Distributions from net investment income	(0.51)	(0.55)	—
Distributions from net realized gain on investments	—	(0.02)	—
Net decrease in net assets resulting from stockholder distributions	(0.51)	(0.57)	—
Capital share transactions
Issuance of common stock(4)	(0.03)	0.03	—
Offering costs(1)	—	(0.03)	(0.15)
Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	—	(0.15)
Net asset value, end of period	$13.55	$13.75	13.50
Shares outstanding, end of period	976,406	532,978	229,474
Total return(5)	2.2%	6.1%	0.0%
Ratio/Supplemental Data:
Net assets, end of period	$13,228,702	$7,326,653	1,916,867
Ratio of net investment income to average net assets	3.6%	3.0%	1.5%
Ratio of total operating expenses to average net assets	7.2%	13.4%	23.6%
Ratio of expenses reimbursed by sponsor to average net assets	6.5%	13.4%	23.6%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	-0.34%	0.80%	0.02%
Ratio of net operating expenses to average net assets	0.7%	0.0%	0.0%
Portfolio turnover	10.8%	14.3%	23.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2016, 2015 and 2014.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

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

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Investment income	$147,877	$114,659	$97,382	$80,830
Operating expenses
Total operating expenses	144,510	212,838	220,244	163,430
Expense reimbursement from sponsor	(104,560)	(201,573)	(206,933)	(157,996)
Net operating expenses	39,950	11,265	13,311	5,434
Net investment income	107,927	103,394	84,071	75,396
Realized gain on investments	20,898	—	(1,167)	—
Net increase (decrease) in unrealized appreciation on investments	(334,128)	56,324	74,549	27,173
Net increase (decrease) in net assets resulting from operations	$(205,303)	$159,718	$157,453	$102,569
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$0.12	$0.12	$0.11	$0.12
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$(0.22)	$0.19	$0.21	$0.17
Weighted average shares outstanding - Basic and diluted	915,626	827,457	763,960	603,230

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Investment income	$73,323	$41,591	$32,598	$28,530
Operating expenses
Total operating expenses	171,951	147,747	166,549	134,301
Expense reimbursement from sponsor	(136,401)	(147,747)	(166,549)	(134,301)
Net operating expenses	35,550	—	—	—
Net investment income	37,773	41,591	32,598	28,530
Realized gain on investments	—	—	3,779	3,542
Net increase (decrease) in unrealized appreciation on investments	167,619	(9,767)	(6,384)	27,069
Net increase (decrease) in net assets resulting from operations	$205,392	$31,824	$29,993	$59,141
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$0.08	$0.11	$0.11	$0.12
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$0.31	$(0.02)	$(0.01)	$0.13
Weighted average shares outstanding - Basic and iluted	465,967	363,214	289,359	235,886

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on March 27, 2017, and notes the following:

On January 23, 2017, the Company repurchased 8,482.60 shares of common stock (representing 26.6% of the shares of common stock tendered for repurchase) at $13.87 per share for aggregate consideration totaling $117,654.

For the period beginning January 1, 2017 and ending March 24, 2017, the Company sold 98,807.79 shares of its common stock for total gross proceeds of 1,404,900, issued amounts pursuant to its distribution reinvestment plan in the amount of $43,297, and repurchased 8,482.60 shares for total cost of $117,654 pursuant to the Company’s Repurchase Program.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 to determine that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective as a result of the significant deficiency in our internal control over financial reporting described below.

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

Based on this evaluation, we have concluded that, as of December 31, 2016, there was a significant deficiency relating to the accruals of the capital gain incentive fee related for unrealized gains and losses. This deficiency was corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2016. Notwithstanding the significant deficiency described above our management, including our chief executive officer and chief financial officer, believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with U.S. generally accepted accounting principles. In addition, the significant deficiency descried above did not result in the restatements of any of our audited or unaudited consolidated financial statements or disclosures for any previously reported periods.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2016, we implemented additional controls to ensure proper management attestation and testing of the accruals to unrealized incentive compensation fees due to changes in unrealized gains and losses. There were no further changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2017.

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

Signature	Title	Date

/s/ Craig J. Faggen Craig J. Faggen	Director and Chairman of the Board and CEO	March 27, 2017

/s/ Ivan Faggen Ivan Faggen	Director	March 27, 2017

/s/ Ronald Ruther Ronald Ruther	Independent Director	March 27, 2017

/s/ William Pruitt William Pruitt	Independent Director	March 27, 2017

/s/ Marshall Goldberg Marshall Goldberg	Independent Director	March 27, 2017