Form 10-Q
period 2017-03-31
Triton Pacific Investment Corporation, Inc.
filed 2017-05-12
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

As of May 12, 2017, the Registrant had 1,146,598.09 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	March 31
	2017	December 31,
	(unaudited)	2016
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,906,519 and $1,896,901, respectively)	$1,913,950	$1,875,202
Non-affiliate Investments, at fair value (amortized cost - $10,864,880 and $8,705,606, respectively)	10,951,309	8,728,971
Cash	4,249,859	3,788,901
Principal and interest receivable	47,208	19,305
Prepaid expenses	26,316	46,052
Reimbursement due from Adviser (see Note 4)	214,661	106,583

TOTAL ASSETS	$17,403,303	$14,565,014

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$2,228,750	$1,061,625
Accounts payable and accrued liabilities	258,314	225,000
Stockholder distributions payable	19,515	16,574
Due to related parties (see Note 4)	58,795	33,113
TOTAL LIABILITIES	2,565,374	1,336,312

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,093,583.49 and 976,407.17 shares issued and outstanding respectively	1,093	976
Capital in excess of par value	14,871,022	13,255,764
Accumulated undistributed net realized gains	21,925	21,925
Accumulated overdistributed net investment income	(149,971)	(51,629)
Accumulated unrealized appreciation on investments	93,860	1,666
TOTAL NET ASSETS	14,837,929	13,228,702

TOTAL LIABILITIES AND NET ASSETS	$17,403,303	$14,565,014

Net asset value per share of common stock at year end	13.57	$13.55

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three months ended March 31,
	2017	2016
INVESTMENT INCOME
Interest from affiliate investments	$9,618	$9,157
Interest from non-control/ non-affiliate investments	170,146	71,424
Fee income from non-control/ non-affiliate investments	3,784	249

Total investment income	183,548	80,830

OPERATING EXPENSES
Management fees	79,902	43,154
Capital gains incentive fees (see Notes 2 and 4)	18,439	5,434
Administrator expense	71,764	82,322
Professional fees	56,870	17,000
Insurance expense	19,736	13,811
Other operating expenses	5,396	1,709

Total operating expenses	252,107	163,430

Expense reimbursement and management fee offsets from Adviser	(80,847)	(157,996)

Net expenses	171,260	5,434

Net investment income	12,288	75,396

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	12,615	—
Net increase in unrealized appreciation on affiliate investments	29,130	—
Net increase in unrealized appreciation (depreciation) on non-control/ non-affiliate investments	63,064	27,173

Total net realized and unrealized gain (loss) on investments	104,809	27,173

NET INCREASE IN NET ASSETS FROM OPERATIONS	$117,097	$102,569

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets resulting from operations per share	$0.12	$0.17

Weighted average common shares outstanding - basic and diluted	1,016,727	603,230

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

THREE MONTHS ended MARCH 31, 2017 AND 2016

(Unaudited)

	Three months ended March 31,
	2017	2016
Operations
Net investment income	$12,288	$75,396
Net realized gain on investments	12,615	—
Net increase in unrealized appreciation on investments	92,194	27,173
Net increase in net assets resulting from operations	117,097	102,569
Stockholder distributions (see Note 5)
Distributions from net investment income	(123,244)	(81,992)
Net decrease in net assets resulting from stockholder distributions	(123,244)	(81,992)
Capital share transactions
Issuance of common stock (see Note 3)	1,667,349	1,987,605
Reinvestment of stockholder distributions (see Note 3)	65,679	41,346
Repurchase of shares of common stock	(117,654)	—
Offering costs	—	—
Net increase in net assets resulting from capital share transactions	1,615,374	2,028,951

Total increase in net assets	1,609,227	2,049,528
Net assets at beginning of period	13,228,702	7,326,653
Net assets at end of period	$14,837,929	$9,376,181
Accumulated overdistributed net investment income	$(149,971)	$(32,962)
Accumulated undistributed net realized gains	$21,925	$2,192

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

THREE MONTHS ENDED MARCH 2017 AND 2016

(Unaudited)

	Three months ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$117,097	$102,569
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(2,577,000)	(716,250)
Proceeds from sales and repayments of investments	438,557	13,136
Net realized gain (loss) from investments	(12,615)	—
Net increase in unrealized appreciation on investments	(92,194)	(27,173)
Accretion of discount	(8,216)	(3,450)
Net increase in paid-in-kind interest	(9,618)	(9,157)
Increases and decreases in assets and liabilities
Principal and interest receivable	(27,903)	(5,894)
Receivable for investments sold	—	—
Prepaid expenses	19,736	13,811
Reimbursement due from Adviser	(108,078)	(13,968)
Payable for investments purchased	1,167,125	246,250
Accounts payable and accrued liabilities	33,314	—
Due to related parties	25,682	7,082
NET CASH USED BY OPERATING ACTIVITIES	(1,034,113)	(393,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,667,349	1,987,605
Payments on repurchases of shares of common stock	(117,654)	—
Stockholder distributions	(57,565)	(40,645)
Increases in distributions payable	2,941	(9,290)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,495,071	1,937,670

NET INCREASE (DECREASE) IN CASH	460,958	1,544,626

CASH - BEGINNING OF PERIOD	$3,788,901	$1,812,341

CASH - END OF PERIOD	$4,249,859	$3,356,967

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$65,679	$41,346

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)		Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—51.82%
Associated Asphalt Partners LLC		Transportation: Cargo	L+5.25% (6.25%	)	1.00%	3/30/2024	500,000	$497,500	$497,500
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.00%	)	1.00%	8/19/2022	348,250	345,113	348,323
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.15%	)	1.15%	7/8/2021	197,000	193,254	197,246
CRCI Holdings, Inc.		Business Services	L+5.50% (6.65%	)	1.15%	8/31/2023	334,388	331,183	335,015
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+6.00% (7.04%	)	1.04%	2/28/2020	347,813	338,661	349,769
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%	)	1.00%	12/23/2021	122,500	121,702	115,660
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.90%	)	1.15%	4/3/2020	109,375	106,663	94,473
GK Holdings, Inc.		Business Services	L+6.00% (7.15%	)	1.15%	1/20/2021	122,188	121,579	121,271
Global Healthcare Exchange, LLC		Healthcare & Pharmaceuticals	L+4.25% (5.25%	)	1.00%	8/15/2022	147,760	147,947	149,903
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.15%	)	1.15%	6/16/2023	347,375	334,675	349,718
IG Investments Holdings, LLC		Business Services	L+5.00% (6.15%	)	1.15%	10/29/2021	347,280	345,717	351,100
Imagine Print Solutions, LLC		Business Services	L+6.00% (7.15%	)	1.15%	3/30/2022	247,500	244,569	250,594
InfoGroup Inc.		Business Services	L+5.00% (6.15%	)	1.15%	3/28/2023	500,000	495,000	495,000
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.04%	)	1.04%	7/30/2020	196,000	193,198	186,690
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.25% (5.25%	)	1.00%	8/20/2021	121,563	120,768	122,778
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.00%	)	1.00%	12/5/2023	349,125	339,115	347,379
Paradigm Acquisition Corp.		Healthcare & Pharmaceuticals	L+5.00% (6.00%	)	1.00%	6/2/2022	122,813	121,269	123,120
Polycom, Inc.		High Tech Industries	L+5.25% (6.25%	)	1.00%	9/27/2023	322,292	309,285	327,368
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.50%	)	1.25%	7/1/2019	336,809	336,003	339,336
Raley’s		Beverage, Food & Tobacco	L+6.25% (7.25%	)	1.00%	5/18/2022	293,359	293,359	295,926
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%	)	1.00%	10/1/2021	114,215	114,017	114,643
SITEL Worldwide Corporation		Business Services	L+5.50% (6.56%	)	1.06%	9/20/2021	197,000	196,167	197,000
SiteOne Landscape Supply LLC		Business Services	L+4.50% (5.50%	)	1.00%	9/20/2021	346,509	343,862	350,409
Strike, LLC		Energy: Oil & Gas	L+8.00% (9.29%	)	1.29%	11/30/2022	345,625	335,748	352,538
TIBCO Software, Inc.		High Tech Industries	L+4.50% (5.50%	)	1.00%	12/4/2020	122,500	120,844	124,044
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+5.25% (6.23%	)	0.98%	1/25/2024	350,000	348,299	355,252
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%	)	1.00%	4/13/2023	347,375	342,835	352,151
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%	)	1.00%	7/1/2020	218,386	217,002	192,725
Vivid Seats Ltd.		Consumer Services	L+5.75% (6.75%	)	1.00%	10/12/2022	250,000	245,405	251,875
Total Senior Secured Loans—First Lien							$7,705,000	$7,600,739	$7,688,806

Senior Secured Loans—Second Lien—21.99%
Cheddar’s Casual Café, Inc.		Retail	L+9.75% (10.75%	)	1.00%	1/4/2023	750,000	713,716	757,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.15%	)	1.15%	10/7/2021	125,000	121,798	77,500
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%	)	1.00%	10/13/2023	250,000	218,425	178,750
GK Holdings, Inc.		Business Services	L+10.25% (11.40%	)	1.15%	1/21/2022	125,000	123,287	126,250
Neustar, Inc.		High Tech Industries	L+8.00% (9.00%	)	1.00%	2/28/2025	750,000	738,750	738,750
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (8.50%	)	1.00%	3/28/2025	500,000	497,500	497,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%	)	1.00%	1/19/2020	250,000	237,933	250,783
Rocket Software, Inc.		Business Services	L+9.50% (10.65%	)	1.15%	10/14/2024	500,000	490,594	507,970
SCS Holdings I Inc.		High Tech Industries	L+9.50% (10.50%	)	1.00%	10/13/2023	125,000	122,139	127,500
Total Senior Secured Loans—Second Lien							$3,375,000	$3,264,141	$3,262,503

The accompanying notes are an integral part of these statements.

Portfolio Company	Footnotes	Industry	Rate (b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—Second Lien—21.99%
Cheddar’s Casual Café, Inc.		Retail	L+9.75% (10.75%)	1.00%	1/4/2023	750,000	713,716	757,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.15%)	1.15%	10/7/2021	125,000	121,798	77,500
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.00%	10/13/2023	250,000	218,425	178,750
GK Holdings, Inc.		Business Services	L+10.25% (11.40%)	1.15%	1/21/2022	125,000	123,287	126,250
Neustar, Inc.		High Tech Industries	L+8.00% (9.00%)	1.00%	2/28/2025	750,000	738,750	738,750
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (8.50%)	1.00%	3/28/2025	500,000	497,500	497,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.00%	1/19/2020	250,000	237,933	250,783
Rocket Software, Inc.		Business Services	L+9.50% (10.65%)	1.15%	10/14/2024	500,000	490,594	507,970
SCS Holdings I Inc.		High Tech Industries	L+9.50% (10.50%)	1.00%	10/13/2023	125,000	122,139	127,500
Total Senior Secured Loans—Second Lien						$3,375,000	$3,264,141	$3,262,503

Subordinated Convertible Debt—4.42%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	656,519	656,519	656,519
Total Subordinated Convertible Debt						$656,519	$656,519	$656,519

Equity/Other—8.47%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	648,719
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	608,712
Total Equity/Other						714,286	$1,250,000	$1,257,431

TOTAL INVESTMENTS—86.70%							$12,771,399	$12,865,259
OTHER ASSETS IN EXCESS OF LIABILITIES—13.30%								$1,972,670
NET ASSETS - 100.0%								$14,837,929

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2017 represented 12.89% of the Company’s net assets. Fair value as of September 30, 2016 along with transactions during the period ended March 31, 2017 in affiliated investments were as follows):

		Three months ended March 31, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at March 31, 2017	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$691,072		$—	$648,719	$—	$—
Javlin Capital, LLC, Convertible Note	646,901	9,618	—	656,519	—	9,618
Javlin Capital, LLC, C-2 Preferred Units	537,229	—	—	608,712	—	—
Total	$1,875,202	$9,618	$—	$1,913,950	$—	$9,618

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

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, was 1.14761%.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2017, 90.2% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2016

Portfolio Company	Footnotes	Industry	Rate(b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—51.11%
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	8/19/2022	$349,125	$345,842	$348,326
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	197,500	193,575	196,266
CRCI Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	8/31/2023	349,125	345,794	349,851
Curo Health Services Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	122,813	121,909	123,785
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+6.00% (7.00%)	1.0%	2/28/2020	350,000	340,080	347,375
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	122,812	121,970	119,742
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	110,938	107,998	90,414
GK Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	1/20/2021	122,500	121,847	121,888
Global Healthcare Exchange, LLC		Healthcare & Pharmaceuticals	L+4.25% (5.25%)	1.0%	8/15/2022	148,132	148,140	149,583
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.00%)	1.0%	6/16/2023	348,250	335,050	345,856
IG Investments Holdings, LLC		Business Services	L+5.00% (6.00%)	1.0%	10/29/2021	348,187	346,539	351,146
Imagine Print Solutions, LLC		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	248,125	244,986	252,467
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	196,000	193,020	189,385
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.25% (5.25%)	1.0%	8/20/2021	121,875	121,036	122,459
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	12/5/2023	350,000	339,619	350,000
Paradigm Acquisition Corp.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	123,125	121,537	122,560
Polycom, Inc.		High Tech Industries	L+6.50% (7.50%)	1.0%	9/27/2023	338,479	324,979	341,441
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.25%)	1.0%	7/1/2019	350,000	349,125	351,750
Raley’s		Beverage, Food & Tobacco	L+6.25% (7.25%)	1.0%	5/18/2022	295,823	295,823	299,151
Ranpak Corp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	114,506	114,297	115,294
SITEL Worldwide Corporation		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	197,500	196,488	197,994
SiteOne Landscape Supply LLC		Business Services	L+4.50% (5.50%)	1.0%	9/20/2021	347,379	344,506	350,094
SolarWinds, Inc.		High Tech Industries	L+4.50% (5.50%)	1.0%	2/3/2023	248,750	236,913	252,237
Strike, LLC		Energy: Oil & Gas	L+3.75% (10.75%)	7.0%	11/30/2022	350,000	339,692	346,500
TIBCO Software, Inc.		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/2020	122,813	121,067	123,555
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%)	1.0%	4/13/2023	348,250	343,532	353,909
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	221,546	220,054	198,285
Vivid Seats Ltd.		Consumer Services	L+5.75% (6.75%)	1.0%	10/12/2022	250,000	245,197	250,000
Total Senior Secured Loans—First Lien						$6,793,553	$6,680,615	$6,761,313

Senior Secured Loans—Second Lien—14.87%
Cheddar’s Casual Café, Inc.		Retail	L+9.75% (10.75%)	1.0%	1/4/2023	750,000	712,500	712,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,619	75,000
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	218,269	173,750
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	123,197	126,250
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.0%	1/19/2020	250,000	237,142	245,625
Rocket Software, Inc.		Business Services	L+9.50% (10.50%)	1.0%	10/14/2024	500,000	490,281	508,595
SCS Holdings I Inc.		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121,983	125,938
Total Senior Secured Loans—Second Lien						$2,125,000	$2,024,991	$1,967,658

Subordinated Convertible Debt—4.89%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	646,901	646,901	646,901
Total Subordinated Convertible Debt						$646,901	$646,901	$646,901

Equity/Other—9.29%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	691,072
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	537,229
Total Equity/Other						714,286	$1,250,000	$1,228,301

TOTAL INVESTMENTS—80.16%							$10,602,507	$10,604,173
OTHER ASSETS IN EXCESS OF LIABILITIES—19.84%								$2,624,529
NET ASSETS - 100.00%								$13,228,702

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represented 14.23% of the Company’s net assets. Fair value as of December 31, 2016 along with transactions during the period ended December 31, 2015 in affiliated investments were as follows:

		Year Ended December 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$738,266	$—	$—	$691,072	$—	$—
Javlin Capital, LLC, Convertible Note	609,219	37,682	—	646,901	—	37,682
Javlin Capital, LLC, C-2 Preferred Units	750,000	—	—	537,229	—	—
Total	$2,097,485	$37,682	$—	$1,875,202	$—	$37,682

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

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.99789%.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)
(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.
(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2016, 91.87% of the Company’s total assets represented qualifying assets.
(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three months ended March 31, 2017 and 2016.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, including accounting for investment companies under ASC Topic 946, and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. These interim, unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Valuation of Portfolio Investments. The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Adviser provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs which may include indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and also may include valuations prepared by third-party valuation services.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2017 and 2016, interest income included $9,618 and $9,157 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended March 31, 2017 was $18,439, all of which was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of March 31, 2017, and December 31, 2016, $3,018,536 and $2,765,662, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2017 and 2016, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Recent Accounting Pronouncements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The guidance does not apply to revenue associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including realized gains, fees, interest and dividend income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. While the Company has not yet identified any material changes in the timing of revenue recognition, the Company’s review is ongoing, and it continues to evaluate the presentation of certain contract costs.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated statement of cash flows.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 2017 and 2016:

	Three months ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	120,883.50	$1,842,000	147,027.05	$2,163,173
Reinvestment of Distributions	4,773.42	65,679	2,937.41	41,346
Commissions and Dealer Manager Fees	—	(174,651)	—	(175,568)
Net Proceeds to Company from Share Transactions	125,656.92	$1,733,028	149,964.46	$2,028,951

Status of Continuous Public Offering

During the three months ended March 31, 2017 and 2016, the Company sold 120,883.50 and 147,027.05 shares of common stock, respectively, for gross proceeds of approximately $1,842,000 and $2,163,173, at an average price per share of $15.24 and $14.71, respectively. The increase in Capital in excess of par during the three months ended March 31, 2017 and 2016 include reinvested stockholder distributions of $65,679 and $41,346, respectively, for which the Company issued 4,773.42 and 2,937.41 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $174,651 and $175,568 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the three months ended March 31, 2017 (no repurchases were made for the three months ended March 31, 2016):

Percentage of
			Shares		Aggregate
			Tendered That	Repurchase	Consideration for
		Shares	Were	Price Per	Repurchased
For the Three Months Ended	Repurchase Date	Repurchased	Repurchased	Share	Shares
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	$13.87	$117,654

On May 11, 2017, the Company repurchased 1,936.81 shares of common stock (representing 6% of the shares of common stock tendered for repurchase) at $13.55 per share for aggregate consideration totaling $26,244.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through March 31, 2017, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The table below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	March 31,	December 31,
	2017	2016
Operating Expenses	$1,977,505	$1,896,657
Offering Costs	3,018,536	2,765,662
Due to related party offset	(4,439,111)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$214,663	$106,583

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of March 31, 2017, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three months ended March 31, 2017 and 2016:

			Three months ended March 31,
Related Party	Source Agreement	Description	2017	2016
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$79,902	$43,154
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$18,439	$5,434
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$71,764	$82,322
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$34,770	$47,841

(1)	During the three months ended March 31, 2017 and 2016, the Company earned capital gains incentive fees of $18,439 and $5,434, respectively, based on the performance of its portfolio, of all were based on unrealized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.
(2)	During the three months ended March 31, 2017 and 2016, the Company paid the Dealer Manager $174,651 and $175,568, respectively, in sales commissions and dealer fees. $34,770 and $47,841 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three months ended March 31, 2017 and 2016.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of March 31, 2017, $4,996,041 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,439,111, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser. Of these Operating Expenses in the table above, $362,650 has exceeded the three-year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

On April 24, 2017, the Company authorized and declared a cash distribution of $0.04 per share for the month of April 2017, to the shareholders of record as of April 27, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	30,727	25%	—	—
Short-term capital gains proceeds from the sale of assets	11,670	9%	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Expense reimbursement from sponsor	80,847	66%	81,992	100%	—	0%
Total	$123,244	100%	$81,992	100%	$—	0%

(1)	During the three months ended March 31, 2017 and 2016, 90.3% and 84.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 9.7% and 15.6%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $30,727 and $78,748, respectively. As of March 31, 2017 and 2016, the Company had $31,395 and $8,132, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the three months ended March 31, 2017 and 2016.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
GAAP basis net investment income	$12,288	$75,396
Reversal of incentive fee accrual on unrealized gains	18,439	5,434
Other book-tax differences	—	(2,082)
Tax-basis net investment income	$30,727	$78,748

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of March 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Three months ended March 31,
	2017	2016
Distributable ordinary income (income and short-term capital gains)	$8,589	$5,940
Distributable realized gains (long-term capital gains)	22,806	2,192
Net unrealized appreciation (depreciation) on investments	93,860	204,921
	$125,255	$213,053

The $93,860 of net appreciation as of March 31, 2017 includes gross appreciation over amortized tax cost of $368,446 and gross depreciation under amortized tax cost of $274,586. The $204,921 of net appreciation as of March 31, 2016 includes gross appreciation over amortized tax cost of $312,089 and gross depreciation under amortized tax cost of $105,086.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $12,771,399 and $6,066,712 as of March 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation on investments on a tax basis was $93,860 and $204,921 as of March 31, 2017 and 2016, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2017 and December 31, 2016:

	Three months ended March 31, 2017 (Unaudited)			Year Ended December 31, 2016
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,600,739	$7,688,806	60%	$6,680,615	$6,761,313	63%
Senior Secured Loans—Second Lien	3,264,141	3,262,503	25%	2,024,991	1,967,658	19%
Subordinated Debt	656,519	656,519	5%	646,901	646,901	6%
Equity/Other	1,250,000	1,257,431	10%	1,250,000	1,228,301	12%
Total	$12,771,399	$12,865,259	100%	$10,602,507	$10,604,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,778	1.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,661,101	12.9%	1,162,891	11.0%
Business Services	3,271,017	25.5%	2,793,526	26.3%
Consumer Services	943,362	7.3%	955,659	9.0%
Energy: Oil & Gas	352,538	2.7%	346,500	3.3%
Healthcare & Pharmaceuticals	1,234,648	9.6%	1,403,008	13.2%
High Tech Industries	1,496,412	11.6%	1,016,921	9.6%
Hotel, Gaming & Leisure	355,252	2.8%	—	0.0%
Media: Diversified and Production	349,769	2.7%	347,375	3.3%
Metals & Mining	250,783	1.9%	245,625	2.3%
Paper and Allied Products	114,643	0.9%	115,294	1.0%
Retail	757,500	5.9%	712,500	6.7%
Specialty Finance	1,265,231	9.8%	1,184,130	11.2%
Transportation: Cargo	497,500	3.9%	—	0.0%
Wholesale Trade-Nondurable Goods	192,725	1.5%	198,285	1.9%

Total	$12,865,259	100.0%	$10,604,173	100.00%

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

As of March 31, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Three months ended March 31, 2017 (Unaudited)	Year ended December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	12,865,259	10,604,173
Total	$12,865,259	$10,604,173

The Company’s investments as of March 31, 2017 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the three months ended March 31, 2017 and year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the three months ended March 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	5,316	2,900	—	—	8,216
Net realized gain (loss)	12,615	—	—	—	12,615
Net change in unrealized appreciation (depreciation)	7,369	55,695	—	29,130	92,194
Purchases	1,340,750	1,236,250	—	—	2,577,000
Paid-in-kind interest	—	—	9,618	—	9,618
Sales and redemptions	(438,557)	—	—	—	(438,557)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$7,688,806	$3,262,503	$656,519	$1,257,431	$12,865,259

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$7,369	$55,695	$—	$29,130	$92,194

	For the year ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	12,124	6,512	—	—	18,636
Net realized gain (loss)	19,433	298	—	—	19,731
Net change in unrealized appreciation (depreciation)	117,410	(33,527)	—	(259,965)	(176,082)
Purchases	5,083,375	1,202,500	—	—	6,285,875
Paid-in-kind interest	—	—	37,682	—	37,682
Sales and redemptions	(860,406)	(250,000)	—	—	(1,110,406)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$117,410	$(33,527)	$—	$(259,965)	$(176,082)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,688,806	Market quotes	Indicative dealer quotes	84.38 - 102.50	99.88
Senior Secured Second Lien Debt	3,262,503	Market quotes	Indicative dealer quotes	59.50 - 102.00	97.03
Subordinated Debt	656,519	Market comparables	Discount rate/ income multiple	13.87% - 17.5%/ 10.3x - 24.3x	15%
Equity/Other	608,712	Market comparables	Discount rate/ income multiple	13.87% - 17.5%/ 10.3x - 24.3x	15%
Equity/Other	648,719	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$12,865,259

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	6,761,313	Market quotes	Indicative dealer quotes	79.50 - 102.00	99.63
Senior Secured Second Lien Debt	1,967,658	Market quotes	Indicative dealer quotes	58.00 - 102.19	94.31
Subordinated Debt	646,901	Market comparables	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%/ 13.3x
Equity/Other	537,229	Market comparables	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%/ 13.3x
Equity/Other	691,072	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$10,604,173

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:
Net asset value, beginning of period	$13.55	$13.75
Results of operations(1)
Net investment income (loss)	0.01	0.48
Net realized and unrealized appreciation (depreciation) on investments(2)	0.10	(0.14)
Net increase (decrease) in net assets resulting from operations	0.11	0.34
Stockholder distributions(3)
Distributions from net investment income	(0.11)	(0.51)
Distributions from net realized gain on investments	(0.01)	—
Net decrease in net assets resulting from stockholder distributions	(0.12)	(0.51)
Capital share transactions
Issuance of common stock(4)	0.03	(0.03)
Offering costs(1)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(0.03)
Net asset value, end of period	$13.57	$13.55
Shares outstanding, end of period	1,093,583	976,406
Total return(5)	1.1%	2.2%
Ratio/Supplemental Data:
Net assets, end of period	$14,837,929	$13,228,702
Ratio of net investment income to average net assets	0.1%	3.6%
Ratio of total operating expenses to average net assets	1.8%	7.2%
Ratio of expenses reimbursed by sponsor to average net assets	0.6%	6.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.13%	-0.34%
Ratio of net operating expenses to average net assets	1.2%	0.7%
Portfolio turnover(6)	3.1%	10.8%

(1)	The per share data was derived by using the weighted average shares outstanding for the three months ended March 31, 2017 and the year ended December 31, 2016.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the three months ended March 31, 2017 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 12, 2017, and notes the following:

For the period beginning April 1, 2017 and ending May 12, 2017, the Company sold 53,214.55 shares of its common stock for total gross proceeds of $797,900, issued amounts pursuant to its distribution reinvestment plan in the amount of $23,534, and repurchased 1,936.81 shares for total cost of $26,244 pursuant to the Company’s Repurchase Program.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last effective registration statement filed on form N-2 dated May 2, 2017, filed with the Securities and Exchange Commission (the “SEC”) on the same day.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 2, 2017. As of May 12, 2017, we have sold a total of 1,146,598.09 shares of common stock for gross proceeds of approximately $17,095,371, including shares issued pursuant to our distribution reinvestment plan in the amount of $401,559, including the reduction due to $378,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

-Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

-Maintaining a well-balanced portfolio.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $3.444 billion in assets under management as of December 31, 2016. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Portfolio and Investment Activity

During the three months ended March 31, 2017, we made investments in portfolio companies totaling $2,577,000. During the same period, we sold investments and received principal repayments of $438,557. As of March 31, 2017, our investment portfolio, with a total fair value of $12,865,259, consisted of interests in 38 portfolio companies (59.7% in first lien senior secured loans, 25.4% in second lien senior secured loans, 5.1% in subordinated convertible debt and 9.8% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $106.3 million. As of March 31, 2017, the investments in our debt portfolio were purchased at a weighted average price of 98.0% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 85.1% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 6.9% based upon the amortized cost of our investments and was 7.6% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2017. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and year ended December 31, 2016:

Net Investment Activity	Three months ended March 31, 2017	Year ended December 31, 2016
Purchases	$2,577,000	$6,285,875
Sales and Redemptions	(438,557)	(1,110,406)
Net Portfolio Activity	$2,138,443	$5,175,469

The following table presents the composition of the total purchases for the three months ended March 31, 2017:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	38	35
% Variable Rate (based on fair value)	83.5%	82.3%
% Fixed Rate (based on fair value)	5.7%	6.1%
% Non-Income Producing Equity or Other Investments (based on fair value)	10.8%	11.6%
Average Annual EBITDA of Portfolio Companies	106.3MM	114.6MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.9%	6.7%

The following tables summarize the composition of our purchases as of March 31, 2017 and December 31, 2016:

	Three months ended March 31, 2017		Year ended December 31, 2016
		Percentage		Percentage
	Purchases	of Portfolio	Purchases	of Portfolio
Senior Secured Loans—First Lien	$1,340,750	52%	$5,083,375	81%
Senior Secured Loans—Second Lien	1,236,250	48%	1,202,500	19%
Subordinated Debt	—	0%	—	0%
Equity/Other	—	0%	—	0%
Total	$2,577,000	100%	$6,285,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$122,778	1.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,661,101	12.9%	1,162,891	11.0%
Business Services	3,271,017	25.5%	2,793,526	26.3%
Consumer Services	943,362	7.3%	955,659	9.0%
Energy: Oil & Gas	352,538	2.7%	346,500	3.3%
Healthcare & Pharmaceuticals	1,234,648	9.6%	1,403,008	13.2%
High Tech Industries	1,496,412	11.6%	1,016,921	9.6%
Hotel, Gaming & Leisure	355,252	2.8%	—	0.0%
Media: Diversified and Production	349,769	2.7%	347,375	3.3%
Metals & Mining	250,783	1.9%	245,625	2.3%
Paper and Allied Products	114,643	0.9%	115,294	1.0%
Retail	757,500	5.9%	712,500	6.7%
Specialty Finance	1,265,231	9.8%	1,184,130	11.2%
Transportation: Cargo	497,500	3.9%	—	0.0%
Wholesale Trade-Nondurable Goods	192,725	1.5%	198,285	1.9%

Total	$12,865,259	100.0%	$10,604,173	100.00%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$—	0.0%	$—	0.0%
2	—	0.0%	—	0.0%
3	3,028,308	27.7%	2,690,027	30.8%
4	2,353,094	21.5%	2,689,677	30.8%
5	5,219,184	47.7%	3,010,103	34.5%
6	350,723	3.2%	339,164	3.9%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$10,951,309	100.0%	$8,728,971	100.0%

Results of Operations

Investment Income

For the three months ended March 31, 2017 and 2016, we generated $183,548 and $80,830, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $165,715 of cash income and $17,833 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended March 31, 2017. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor totaled $252,107 and $163,430 for the three months ended March 31, 2017 and 2016, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $79,902 and $43,154, respectively, and the incentive fees for the quarters were $18,439 and $5,434, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $80,847 and $157,996 for the three months ended March 31, 2017 and 2016.

Our other general and administrative expenses totaled $5,396 and $1,709 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Licenses and permits	$1,417	$1,054
Printing fees	3,560	364
Other	419	291
Total	$5,396	$1,709

Net Investment Income

Our net investment income totaled $12,288 and $75,396 ($0.01 and $0.12 per share based on weighted average shares outstanding) for the three months ended March 31, 2017 and 2016, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2017, we received principal payments of $438,557, from which we realized a net gain of $12,615. For the three months ended March 31, 2016, we received principal payments of $13,136.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2017 and 2016, net unrealized appreciation totaled $92,194 and $27,173, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2017, we recorded a net income of $117,097 versus net income of $102,569 for the three months ended March 31, 2016.

Based on 1,016,727 weighted average common shares outstanding for the three months ended March 31, 2017, basic and diluted, our per share net increase in net assets resulting from operations was $0.12.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. Our most recent post-effective amendment was filed with the SEC on May 3, 2017 and declared effective the same day. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

The current offering price for our shares is $15.08 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the three months ended March 31, 2017, we sold 125,656.92 shares of our common stock for gross proceeds of $1,907,679 at an average price per share of $15.18. The increase in capital in excess of par during the three months ended March 31, 2017 include reinvested stockholder distributions of $65,679 for which we issued 4,773.42 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $174,651 for the three months ended March 31, 2017. These sales commissions and fees include $34,770 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

Distributions

We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through March 31, 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	30,727	25%	—	—
Short-term capital gains proceeds from the sale of assets	11,670	9%	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Expense reimbursement from sponsor	80,847	66%	81,992	100%	—	0%
Total	$123,244	100%	$81,992	100%	$—	0%

(1)	During the three months ended March 31, 2017 and 2016, 90.3% and 84.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 9.7% and 15.6%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

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

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s organization, offering and operating expenses, subject to repayment by us to the Adviser, in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser. our Adviser has agreed to make advances to us to cover certain of our operating expenses. (See “Expense Reimbursement Agreement”, below.)

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $4,996,041 as of March 31, 2017, which amounts have consisted of offsets against amounts owed by us to our Adviser since our inception.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Of these Operating Expenses, $362,650 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	March 31,	December 31,
	2017	2016
Operating Expenses	$1,977,505	$1,896,657
Offering Costs	3,018,536	2,765,662
Due to related party offset	(4,439,111)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$214,663	$106,583

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 85.13% (based on fair value) of our investments paid variable interest rates, 5.10% paid fixed rates, and 9.77% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2017:

Percentage
Change in Net
LIBOR Basis Point Change	Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	15.20%
Up 200 basis points	28.44%
Up 300 basis points	41.68%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Dated: May 12, 2017	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2017	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)