Form 10-Q
period 2017-06-30
Triton Pacific Investment Corporation, Inc.
filed 2017-08-14
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 14, 2017, the Registrant had 1,244,581.30 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	June 30 2017 (unaudited)	December 31, 2016
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,916,389 and $1,896,901, respectively)	$598,916	$1,875,202
Non-affiliate Investments, at fair value (amortized cost - $10,223,353 and $8,705,606, respectively)	10,223,864	8,728,971
Cash	4,675,017	3,788,901
Principal and interest receivable	32,720	19,305
Prepaid expenses	6,579	46,052
Reimbursement due from Adviser (see Note 4)	288,618	106,583

TOTAL ASSETS	$15,825,714	$14,565,014

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$738,750	$1,061,625
Accounts payable and accrued liabilities	248,642	225,000
Stockholder distributions payable	4,074	16,574
Due to related parties (see Note 4)	10,551	33,113
TOTAL LIABILITIES	1,002,017	1,336,312

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,205,407.57 and 976,407.17 shares issued and outstanding respectively	1,205	976
Capital in excess of par value	16,387,302	13,255,764
Accumulated undistributed net realized gains	—	21,925
Accumulated overdistributed net investment income	(247,848)	(51,629)
Accumulated unrealized appreciation (depreciation) on investments	(1,316,962)	1,666
TOTAL NET ASSETS	14,823,697	13,228,702

TOTAL LIABILITIES AND NET ASSETS	$15,825,714	$14,565,014

Net asset value per share of common stock at period end	$12.30	$13.55

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest from affiliate investments	$9,870	$9,296	$19,488	$18,453
Interest from non-control/ non-affiliate investments	168,260	88,086	338,406	159,510
Fee income from non-control/ non-affiliate investments	7,500	—	11,284	249

Total investment income	185,630	97,382	369,178	178,212

OPERATING EXPENSES
Management fees	82,793	53,179	162,695	96,333
Capital gains incentive fees (see Notes 2 and 4)	(18,773)	14,910	(334)	20,344
Administrator expense	71,213	81,170	142,977	163,492
Professional fees	58,982	54,566	115,852	71,566
Insurance expense	19,736	13,810	39,472	27,621
Other operating expenses	4,678	4,208	10,074	5,916

Total operating expenses	218,629	221,843	470,736	385,272

Expense reimbursement and management fee offsets from Adviser	—	(206,933)	(80,847)	(364,928)

Net expenses	218,629	14,910	389,889	20,344

Net investment (loss)/ income	(32,999)	82,472	(20,711)	157,868

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	51,950	(1,167)	64,565	(1,167)
Net increase (decrease) in unrealized appreciation on affiliate investments	(1,324,904)	—	(1,261,840)	53,879
Net (decrease)/ increase in unrealized (depreciation)/ appreciation on non-control/ non-affiliate investments	(85,919)	74,549	(56,789)	47,843

Total net realized and unrealized gain (loss) on investments	(1,358,873)	73,382	(1,254,064)	100,555

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(1,391,872)	$155,854	$(1,274,775)	$258,423

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$(1.21)	$0.20	$(1.18)	$0.38

Weighted average common shares outstanding - basic and diluted	1,147,150	763,860	1,082,365	685,847

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

SIX MONTHS ended JUNE 30, 2017 AND 2016

(Unaudited)

	Six months ended June 30,
	2017	2016
Operations
Net investment income (loss)	$(20,711)	$157,868
Net realized gain (loss) on investments	64,565	(1,167)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(1,318,629)	101,722
Net increase (decrease) in net assets resulting from operations	(1,274,775)	258,423
Stockholder distributions (see Note 5)
Distributions from net investment income	(214,388)	(185,980)
Distributions from net realized gain on investments	(47,607)	—
Net decrease in net assets resulting from stockholder distributions	(261,995)	(185,980)
Capital share transactions
Issuance of common stock (see Note 3)	3,136,564	3,660,998
Reinvestment of stockholder distributions (see Note 3)	139,098	99,893
Repurchase of shares of common stock	(143,897)	—
Net increase in net assets resulting from capital share transactions	3,131,765	3,760,891

Total increase in net assets	1,594,995	3,833,334
Net assets at beginning of period	13,228,702	7,326,653
Net assets at end of period	$14,823,697	$11,159,987
Accumulated overdistributed net investment income	$(247,848)	$(54,477)
Accumulated undistributed net realized gains	$—	$1,025

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease)/ increase in net assets resulting from operations	$(1,274,775)	$258,423
Adjustments to reconcile net (decrease)/ increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(4,049,500)	(1,743,500)
Proceeds from sales and repayments of investments	2,612,752	149,789
Net realized gain (loss) from investments	(64,564)	1,167
Net increase (decrease) in unrealized appreciation (depreciation) on investments	1,318,628	(101,722)
Accretion of discount	(16,435)	(7,315)
Net increase in paid-in-kind interest	(19,488)	(18,456)
Increases and decreases in assets and liabilities
Principal and interest receivable	(13,415)	(13,886)
Prepaid expenses	39,473	27,621
Reimbursement due from Adviser	(182,035)	(26,993)
Payable for investments purchased	(322,875)	336,000
Accounts payable and accrued liabilities	23,642	68,000
Due to related parties	(22,562)	8,136
NET CASH USED BY OPERATING ACTIVITIES	(1,971,154)	(1,062,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,136,564	3,660,998
Payments on repurchases of shares of common stock	(143,897)	—
Stockholder distributions	(122,897)	(86,087)
Increases in distributions payable	(12,500)	3,198
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,857,270	3,578,109

NET INCREASE IN CASH	886,116	2,515,373

CASH - BEGINNING OF PERIOD	$3,788,901	$1,812,341

CASH - END OF PERIOD	$4,675,017	$4,327,714

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$139,098	$99,893

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2017

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—49.83%
Associated Asphalt Partners LLC		Transportation: Cargo	L+5.25% (6.48%)	1.23%	3/30/2024	500,000	$497,579	$508,125
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (7.06%)	1.06%	5/1/2023	500,000	495,058	505,730
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.30%)	1.30%	8/19/2022	347,375	344,385	347,882
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.30%)	1.30%	7/8/2021	196,500	192,935	197,237
Coronado Group LLC		Metals & Mining	L+7.00% (8.30%)	1.30%	6/6/2023	500,000	485,123	491,250
CRCI Holdings, Inc.		Business Services	L+5.50% (6.80%)	1.30%	8/31/2023	328,248	325,169	330,710
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (6.62%)	1.12%	2/28/2020	345,462	337,088	345,680
FHC Health Systems, Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.23%)	1.23%	12/23/2021	122,187	121,435	114,398
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (7.05%)	1.30%	4/3/2020	107,813	105,330	101,883
GK Holdings, Inc.		Business Services	L+6.00% (7.30%)	1.30%	1/20/2021	121,875	121,312	117,914
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.23%)	1.23%	6/16/2023	346,500	334,306	348,992
IG Investments Holdings, LLC		Business Services	L+4.00% (5.30%)	1.30%	10/29/2021	346,412	344,934	349,985
InfoGroup Inc.		Business Services	L+5.00% (6.15%)	1.15%	3/28/2023	498,750	493,951	498,750
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.17%)	1.17%	7/30/2020	192,000	189,379	184,320
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.23%)	1.23%	12/5/2023	348,250	338,615	344,332
Paradigm Acquisition Corp.		Healthcare & Pharmaceuticals	L+5.00% (6.21%)	1.21%	6/2/2022	122,500	121,001	122,768
Polycom, Inc.		High Tech Industries	L+5.25% (6.48%)	1.23%	9/27/2023	310,304	297,798	314,669
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.50%)	1.25%	7/1/2019	320,191	319,473	323,092
Raley’s		Beverage, Food & Tobacco	L+5.25% (6.48%)	1.23%	5/18/2022	290,895	290,895	293,076
SITEL Worldwide Corporation		Business Services	L+5.50% (6.69%)	1.19%	9/20/2021	196,500	195,847	196,827
Strike, LLC		Energy: Oil & Gas	L+8.00% (9.30%)	1.30%	11/30/2022	341,250	331,810	349,781
TIBCO Software, Inc.		High Tech Industries	L+4.50% (5.73%)	1.23%	12/4/2020	122,193	120,628	123,022
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+5.25% (6.48%)	1.23%	1/25/2024	349,125	347,486	351,089
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.63%)	1.13%	4/13/2023	346,500	342,141	349,965
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.17%)	1.17%	7/1/2020	208,335	207,061	175,522
Total Senior Secured Loans—First Lien						$7,409,164	$7,300,737	$7,386,999

Senior Secured Loans—Second Lien—19.14%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.30%)	1.30%	10/7/2021	125,000	121,978	92,969
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.23%)	1.23%	10/13/2023	250,000	218,583	105,000
GK Holdings, Inc.		Business Services	L+10.25% (11.55%)	1.30%	1/21/2022	125,000	123,377	120,000
Inmar		Business Services	L+8.00% (9.17%)	1.17%	5/1/2025	500,000	492,629	496,500
Neustar, Inc.		High Tech Industries	L+8.00% (9.00%)	1.00%	2/28/2025	750,000	738,750	761,250
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (8.72%)	1.22%	3/28/2025	500,000	497,656	507,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.23%)	1.23%	1/19/2020	250,000	238,732	251,563
Rocket Software, Inc.		Business Services	L+9.50% (10.80%)	1.30%	10/14/2024	500,000	490,910	502,083
Total Senior Secured Loans—Second Lien						$3,000,000	$2,922,616	$2,836,865

The accompanying notes are an integral part of these statements.

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	—
Total Subordinated Convertible Debt						$666,389	$666,389	$—

Equity/Other—4.04%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	598,916
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				750,000	750,000	—
Total Equity/Other						1,250,000	$1,250,000	$598,916

TOTAL INVESTMENTS—73.01%							$12,139,742	$10,822,780
OTHER ASSETS IN EXCESS OF LIABILITIES—26.99%								$4,000,917
NET ASSETS - 100.0%								$14,823,697

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2017 represented 4.04% of the Company’s net assets. Fair value as of December 31, 2016 along with transactions during the period ended June 30, 2017 in affiliated investments were as follows):

		Six months ended June 30, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$691,072	$—	$—	$598,916	$—	$—
Javlin Capital, LLC, Convertible Note	646,901	19,488	—	—	—	19,488
Javlin Capital, LLC, C-2 Preferred Units	537,229	—	—	—	—	—
Total	$1,875,202	$19,488	$—	$598,916	$—	$19,488

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR, was 1.29861%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2017, 100% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three and six months ended June 30, 2017 and 2016.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended June 30, 2017 and 2016, interest income included $9,870 and $9,296 of PIK interest, respectively. For the six months ended June 30, 2017 and 2016, interest income included $19,488 and $18,456 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended June 30, 2017 was ($18,773), of which ($29,040) was for Incentive Fees calculated on unrealized gains. The fee for the six months ended June 30, 2017 was ($334), of which ($13,124) was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2017, and December 31, 2016, $3,195,498 and $2,765,662, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2017 and 2016, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Recent Accounting Pronouncements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. Management is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

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

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	229,231.44	$3,471,312	268,287.21	$3,995,038
Reinvestment of Distributions	10,186.36	139,098	7,179.98	99,893
Commissions and Dealer Manager Fees	—	(334,748)	—	(334,040)
Net Proceeds to Company from Share Transactions	239,417.80	$3,275,662	275,467.19	$3,760,891

Status of Continuous Public Offering

During the six months ended June 30, 2017 and 2016, the Company sold 229,231.44 and 268,287.21 shares of common stock, respectively, for gross proceeds of approximately $3,471,312 and $3,995,038, at an average price per share of $15.14 and $14.89, respectively. The increase in Capital in excess of par during the six months ended June 30, 2017 and 2016 include reinvested stockholder distributions of $139,098 and $99,893, respectively, for which the Company issued 10,186.36 and 7,179.98 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $334,748 and $334,040 for the six months ended June 30, 2017 and 2016, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the six months ended June 30, 2017 (no repurchases were made for the six months ended June 30, 2016):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	$13.87	$117,654
June 30, 2017	May 12, 2017	1,936.81	6%	$13.55	$26,243
		10,419.41	16%	$13.81	$143,897

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through June 30, 2017, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement (see Expense Reimbursement Agreement below) and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The table below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	June 30,	December 31,
	2017	2016
Operating Expenses	$1,977,505	$1,896,657
Offering Costs	3,195,498	2,765,662
Due to related party offset	(4,542,118)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$288,618	$106,583

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

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2018 and may continue automatically for successive annual periods, as approved by the Company. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of June 30, 2017, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2018 and may continue automatically for successive annual periods, as approved by the Company. These fees have been reimbursed from the Adviser pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and six months ended June 30, 2017 and 2016:

			Three months ended June 30,		Six months ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$82,793	$53,179	$162,695	$96,333
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$(18,773)	$14,910	$(334)	$20,344
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$71,213	$81,170	$142,977	$163,492
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$25,465	$38,616	$60,235	$86,457

(1)	During the six months ended June 30, 2017 and 2016, the Company earned capital gains incentive fees of ($334) and $20,344, respectively, based on the performance of its portfolio, of which ($13,124) and $20,344 were based on unrealized gains, respectively. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the six months ended June 30, 2017 and 2016, the Company paid the Dealer Manager $334,748 and $334,040, respectively, in sales commissions and dealer fees. $60,235 and $86,457 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

No Director’s fees were accrued for the three and six months ended June 30, 2017 and 2016.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of June 30, 2017, $5,173,003 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,542,118, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of Operating Expenses, and for the quarter ended June 30, 2017, the Adviser did not reimburse any Operating Expenses. Of these Operating Expenses in the table above, $1,331,195 has exceeded the three-year period for repayment and will not be repayable by the Company.

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice; The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon the Company’s liquidation or dissolution.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2017 and 2016:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

On July 14, 2017, the Company authorized and declared a cash distribution of $0.04 per share for the month of July 2017, to the shareholders of record as of July 21, 2017. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	47,607	18%	—	—
Long-term capital gains proceeds from the sale of assets	—	0%	—	—
Distributions from common equity (return of capital)	214,388	82%	—	—
Expense reimbursement from sponsor	—	0%	185,980	100%
Total	$261,995	100%	$185,980	100%

(1)	During the six months ended June 30, 2017 and 2016, 90.3% and 85.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 9.7% and 14.6%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

The Company’s net investment income (loss) on a tax basis for the six months ended June 30, 2017 and 2016 was ($15,396) and $178,212, respectively. As of June 30, 2017 and 2016, the Company had $0 and $1,415, respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the six months ended June 30, 2017 and 2016.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
GAAP basis net investment income (loss)	$(20,711)	$157,868
Reversal of incentive fee accrual on unrealized gains	5,315	20,344
Other book-tax differences		—
Tax-basis net investment income (loss)	$(15,396)	$178,212

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of June 30, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Six months ended June 30,
	2017	2016
Overdistributed ordinary income (income and short-term capital gains)	$(221,259)	$1,416
Distributable realized gains (long-term capital gains)	38,883	1,025
Net unrealized appreciation (depreciation) on investments	(1,316,962)	282,608
	$(1,499,338)	$285,049

The ($1,316,962) of net depreciation as of June 30, 2017 includes gross appreciation over amortized tax cost of $295,876 and gross depreciation under amortized tax cost of $1,612,838. The $282,608 of net appreciation as of June 30, 2016 includes gross appreciation over amortized tax cost of $348,950 and gross depreciation under amortized tax cost of $66,342.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $12,139,742 and $6,966,166 as of June 30, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was ($1,316,962) and $285,049 as of June 30, 2017 and 2016, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2017 and December 31, 2016:

	Six months ended June 30, 2017 (Unaudited)			Year Ended December 31, 2016
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,300,737	$7,386,999	68%	$6,680,615	$6,761,313	63%
Senior Secured Loans—Second Lien	2,922,616	2,836,865	26%	2,024,991	1,967,658	19%
Subordinated Debt	666,389	—	0%	646,901	646,901	6%
Equity/Other	1,250,000	598,916	6%	1,250,000	1,228,301	12%
Total	$12,139,742	$10,822,780	100%	$10,602,507	$10,604,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$—	0.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,687,642	15.6%	1,162,891	11.0%
Business Services	3,146,081	29.2%	2,793,526	26.3%
Consumer Services	673,057	6.2%	955,659	9.0%
Energy: Oil & Gas	349,781	3.2%	346,500	3.3%
Healthcare & Pharmaceuticals	1,033,319	9.5%	1,403,008	13.2%
High Tech Industries	1,303,941	12.0%	1,016,921	9.6%
Hotel, Gaming & Leisure	351,089	3.2%	—	0.0%
Media: Diversified and Production	345,680	3.2%	347,375	3.3%
Metals & Mining	742,813	6.9%	245,625	2.3%
Paper and Allied Products	—	0.0%	115,294	1.0%
Retail	—	0.0%	712,500	6.7%
Specialty Finance	—	0.0%	1,184,130	11.2%
Telecommunications	505,730	4.7%	—	0.0%
Transportation: Cargo	508,125	4.7%	—	0.0%
Wholesale Trade-Nondurable Goods	175,522	1.6%	198,285	1.9%

Total	$10,822,780	100.0%	$10,604,173	100.00%

As of June 30, 2017, The Company made the decision to fully mark down its remaining investment value of $1,265,231 in Javlin Financial as an unrealized loss. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. As a result, Javlin Financial is in default under its debt obligations and while a forbearance is currently being negotiated, it is unknown at this time if there will be any value to the investment.

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

As of June 30, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Six months ended June 30, 2017 (Unaudited)	Year ended December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	10,822,780	10,604,173
Total	$10,822,780	$10,604,173

The Company’s investments as of June 30, 2017 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the six months ended June 30, 2017 and year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the six months ended June 30, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	11,175	5,260	—	—	16,435
Net realized gain (loss)	23,450	41,114	—	—	64,564
Net change in unrealized appreciation (depreciation)	5,564	(28,418)	(666,389)	(629,385)	(1,318,628)
Purchases	2,320,750	1,728,750	—	—	4,049,500
Paid-in-kind interest	—	—	19,488	—	19,488
Sales and redemptions	(1,735,252)	(877,500)	—	—	(2,612,752)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$7,386,999	$2,836,865	$—	$598,916	$10,822,780

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$5,564	$(28,418)	$(666,389)	$(629,385)	$(1,318,628)

	For the year ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	12,124	6,512	—	—	18,636
Net realized gain (loss)	19,433	298	—	—	19,731
Net change in unrealized appreciation (depreciation)	117,410	(33,527)	—	(259,965)	(176,082)
Purchases	5,083,375	1,202,500	—	—	6,285,875
Paid-in-kind interest	—	—	37,682	—	37,682
Sales and redemptions	(860,406)	(250,000)	—	—	(1,110,406)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$117,410	$(33,527)	$—	$(259,965)	$(176,082)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,386,999	Market quotes	Indicative dealer quotes	82.00 - 103.00	99.80
Senior Secured Second Lien Debt	2,836,865	Market quotes	Indicative dealer quotes	40.20 - 102.00	97.52
Subordinated Debt	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	598,916	Market comparables	EBITDA multiples (x)	6.3x - 15.6x	8.15x
Total	$10,822,780

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	6,761,313	Market quotes	Indicative dealer quotes	79.50 - 102.00	99.63
Senior Secured Second Lien Debt	1,967,658	Market quotes	Indicative dealer quotes	58.00 - 102.19	94.31
Subordinated Debt	646,901	Market comparables	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%/13.3x
Equity/Other	537,229	Market comparables	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%/13.3x
Equity/Other	691,072	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$10,604,173

As of June 30, 2017, The Company made the decision to fully mark down its remaining investment value of $1,265,231 in Javlin Financial as an unrealized loss. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. As a result, Javlin Financial is in default under its debt obligations and while a forbearance is currently being negotiated, it is unknown at this time if there will be any value to the investment.

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:
Net asset value, beginning of period	$13.55	$13.75
Results of operations(1)
Net investment income (loss)	(0.02)	0.48
Net realized and unrealized appreciation (depreciation) on investments(2)	(1.02)	(0.14)
Net increase (decrease) in net assets resulting from operations	(1.04)	0.34
Stockholder distributions(3)
Distributions from net investment income	(0.20)	(0.51)
Distributions from net realized gain on investments	(0.04)	—
Net decrease in net assets resulting from stockholder distributions	(0.24)	(0.51)
Capital share transactions
Issuance of common stock(4)	0.03	(0.03)
Offering costs(1)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(0.03)
Net asset value, end of period	$12.30	$13.55
Shares outstanding, end of period	1,205,408	976,406
Total return(5)	-7.5%	2.2%
Ratio/Supplemental Data:
Net assets, end of period	$14,823,697	$13,228,702
Ratio of net investment income to average net assets	-0.1%	3.6%
Ratio of total operating expenses to average net assets	3.4%	7.2%
Ratio of expenses reimbursed by sponsor to average net assets	0.6%	6.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.00%	-0.34%
Ratio of net operating expenses to average net assets	2.8%	0.7%
Portfolio turnover(6)	12.4%	10.8%

(1)	The per share data was derived by using the weighted average shares outstanding for the six months ended June 30, 2017 and the year ended December 31, 2016.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the six months ended June 30, 2017 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on August 14, 2017, and notes the following:

For the period beginning July 1, 2017 and ending August 14, 2017, the Company sold 37,253.28 shares of its common stock for total gross proceeds of $558,250, and issued amounts pursuant to its distribution reinvestment plan in the amount of $26,061.

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

We primarily make debt investments likely to generate current income and equity investments in small to mid-sized private U.S. companies either alone or together with other private equity sponsors. Our investment objective is to generate current income and long-term capital appreciation.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 3, 2017. As of August 14, 2017, we have sold a total of 1,244,581.30 shares of common stock for gross proceeds of approximately $18,560,978, including shares issued pursuant to our distribution reinvestment plan in the amount of $477,505, including the reduction due to $378,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long-term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

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

Portfolio and Investment Activity

During the six months ended June 30, 2017, we made investments in portfolio companies totaling $4,049,500. During the same period, we sold investments and received principal repayments of $2,612,752. As of June 30, 2017, our investment portfolio, with a total fair value of $10,822,780, consisted of interests in 33 portfolio companies (68.3% in first lien senior secured loans, 26.2% in second lien senior secured loans, and 5.5% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $134.8 million. As of June 30, 2017, the investments in our debt portfolio were purchased at a weighted average price of 98.1% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 94.5% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 6.9% based upon the amortized cost of our investments and was 7.7% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2017. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the six months ended June 30, 2017 and year ended December 31, 2016:

Net Investment Activity	Six months ended June 30, 2017	Year ended December 31, 2016
Purchases	$4,049,500	$6,285,875
Sales and Redemptions	(2,612,752)	(1,110,406)
Net Portfolio Activity	$1,436,748	$5,175,469

The following table presents the composition of the total purchases for the six months ended June 30, 2017:

	June 30, 2017	December 31, 2016
Number of Portfolio Companies	33	35
% Variable Rate (based on fair value)	94.5%	82.3%
% Fixed Rate (based on fair value)	0.0%	6.1%
% Non-Income Producing Equity or Other Investments (based on fair value)	5.5%	11.6%
Average Annual EBITDA of Portfolio Companies	134.8MM	114.6MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual (based on amortized cost)	5.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.9%	6.7%

The following tables summarize the composition of our purchases as of June 30, 2017 and December 31, 2016:

	Six months ended June 30, 2017 (Unaudited)			Year Ended December 31, 2016
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,300,737	$7,386,999	68%	$6,680,615	$6,761,313	63%
Senior Secured Loans—Second Lien	2,922,616	2,836,865	26%	2,024,991	1,967,658	19%
Subordinated Debt	666,389	—	0%	646,901	646,901	6%
Equity/Other	1,250,000	598,916	6%	1,250,000	1,228,301	12%
Total	$12,139,742	$10,822,780	100%	$10,602,507	$10,604,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$—	0.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,687,642	15.6%	1,162,891	11.0%
Business Services	3,146,081	29.2%	2,793,526	26.3%
Consumer Services	673,057	6.2%	955,659	9.0%
Energy: Oil & Gas	349,781	3.2%	346,500	3.3%
Healthcare & Pharmaceuticals	1,033,319	9.5%	1,403,008	13.2%
High Tech Industries	1,303,941	12.0%	1,016,921	9.6%
Hotel, Gaming & Leisure	351,089	3.2%	—	0.0%
Media: Diversified and Production	345,680	3.2%	347,375	3.3%
Metals & Mining	742,813	6.9%	245,625	2.3%
Paper and Allied Products	—	0.0%	115,294	1.0%
Retail	—	0.0%	712,500	6.7%
Specialty Finance	—	0.0%	1,184,130	11.2%
Telecommunications	505,730	4.7%	—	0.0%
Transportation: Cargo	508,125	4.7%	—	0.0%
Wholesale Trade-Nondurable Goods	175,522	1.6%	198,285	1.9%

Total	$10,822,780	100.0%	$10,604,173	100.00%

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

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our Subadviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our debt portfolio. All of the investments included in our Subadviser’s rating systems refer to non-rated debt securities or rated debt securities that carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation also known as “junk bonds”). These ratings are on a scale of 1 to 8 as follows:

1.	Highest quality obligors, minimal medium-term default risk; possibly moving towards investment grade status.

2.	High quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.

3.	Credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third-party ratings downgrades.

4.	Credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.

5.	Credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.

6.	Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).

7.	Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).

8.	Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

Categories 1 through 5 are performing in line with expectation, while categories 6-8 are closely watched for or have experienced liquidity problems and/or default.

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$761,250	7.4%	$—	0.0%
2	490,313	4.8%	—	0.0%
3	3,016,490	29.5%	2,690,027	30.8%
4	2,675,018	26.2%	2,689,677	30.8%
5	2,907,302	28.4%	3,010,103	34.5%
6	373,491	3.7%	339,164	3.9%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$10,223,864	100.0%	$8,728,971	100.0%

As of June 30, 2017, The Company made the decision to fully mark down its remaining investment value of $1,265,231 in Javlin Financial as an unrealized loss. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. As a result, Javlin Financial is in default under its debt obligations and while a forbearance is currently being negotiated, it is unknown at this time if there will be any value to the investment.

Results of Operations

Investment Income

For the three months ended June 30, 2017 and 2016, we generated $185,630 and $97,382, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $167,540 of cash income and $18,090 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended June 30, 2017. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the six months ended June 30, 2017 and 2016, we generated $369,178 and $178,212, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $333,255 of cash income and $35,923 in non-cash portions related to the accretion of discounts for the six months ended June 30, 2017.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $218,629 and $221,843 for the three months ended June 30, 2017 and 2016, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $82,793 and $53,179, respectively, and the incentive fees for the quarters were ($18,773) and $14,910, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $0 and $206,933 for the three months ended June 30, 2017 and 2016.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $470,736 and $385,272 for the six months ended June 30, 2017 and 2016, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $162,695 and $96,333, respectively, and the incentive fees for the quarters were ($334) and $20,344, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $80,847 and $364,928 for the six months ended June 30, 2017 and 2016.

Our other general and administrative expenses totaled $4,678 and $4,208 for the three months ended June 30, 2017 and 2016, respectively, and $10,074 and $5,916 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Licenses and permits	$100	$—	$414	$—
Printing fees	2,592	3,823	6,152	4,187
Travel expenses	1,056	—	1,056	—
Other	930	385	2,452	1,729
Total	$4,678	$4,208	$10,074	$5,916

Net Investment Income

Our net investment income (loss) totaled ($32,999) (($0.03) per share) based on weighted average shares outstanding) for the three months ended June 30, 2017 and $82,472 ($0.13 per share) based on weighted average shares outstanding) for the three months ended June 30, 2016.

Our net investment income (loss) totaled ($20,711) (($0.02) per share based on weighted average shares outstanding) for the six months ended June 30, 2016 and $157,868 ($0.23 per share based on weighted average shares outstanding) for the six months ended June 30, 2016.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2017, we sold investments and received principal payments of $2,174,195 and $2,612,752, from which we realized a net gain of $51,950 and $64,565, respectively. For the three and six months ended June 30, 2016, we sold investments and received principal payments of $136,653 and $149,789, from which we realized a net loss of $1,167 and $1,167, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2017, net changes in unrealized depreciation were ($1,410,823) and ($1,318,629), respectively. For the three and six months ended June 30, 2016, net changes in unrealized appreciation were $74,549 and $101,722, respectively.

As of June 30, 2017, The Company made the decision to fully mark down its remaining investment value of $1,265,231 in Javlin Financial as an unrealized loss. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. As a result, Javlin Financial is in default under its debt obligations and while a forbearance is currently being negotiated, it is unknown at this time if there will be any value to the investment.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2017, we recorded a net loss of ($1,391,872) and ($1,274,775), respectively versus net income of $155,854 and $258,423, respectively, for the three and six months ended June 30, 2016.

Based on 1,147,150 and 1,082,365 weighted average common shares outstanding for the three and six months ended June 30, 2017, basic and diluted, our per share net decrease in net assets resulting from operations was ($1.21) and ($1.18).

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. Our most recent post-effective amendment was filed with the SEC on May 2, 2017 and declared effective on May 3, 2017. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

The current offering price for our shares is $13.67 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the six months ended June 30, 2017, we sold 229,231.44 shares of our common stock for gross proceeds of $3,471,312 at an average price per share of $15.14. The increase in capital in excess of par during the six months ended June 30, 2017 include reinvested stockholder distributions of $139,098 for which we issued 10,186.36 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $334,748 for the six months ended June 30, 2017. These sales commissions and fees include $60,235 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

On July 27, 2012, we entered into the administration agreement with TFA Associates, LLC pursuant to which TFA Associates furnishes us with administrative services necessary to conduct our day-to-day operations. TFA Associates is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse TFA Associates for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of TFA Associates. At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar.

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

Our board of directors has authorized, and has declared, cash distributions on our common stock on a monthly basis since the second quarter of 2015. The amount of each such distributions is subject to our board of directors’ discretion and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through June 30, 2017:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	47,607	18%	—	—
Long-term capital gains proceeds from the sale of assets	—	0%	—	—
Distributions from common equity (return of capital)	214,388	82%	—	—
Expense reimbursement from sponsor	—	0%	185,980	100%
Total	$261,995	100%	$185,980	100%

(1)	During the six months ended June 30, 2017 and 2016, 90.3% and 85.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 9.7% and 14.6%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,173,003 as of June 30, 2017.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments.

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	—	September 30, 2015
December 31, 2012	$26,111		531.09%	—	December 31, 2015
March 31, 2013	$30,819		N/A	—	March 31, 2016
June 30, 2013	$59,062		N/A	—	June 30, 2016
September 30, 2013	$65,161		N/A	—	September 30, 2016
December 31, 2013	$91,378		455.09%	—	December 31, 2016
March 31, 2014	$68,293		148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of Operating Expenses, and for the quarter ended June 30, 2017, the Adviser did not reimburse any Operating Expenses. Of these Operating Expenses, $1,331,195 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	June 30,	December 31,
	2017	2016
Operating Expenses	$1,977,505	$1,896,657
Offering Costs	3,195,498	2,765,662
Due to related party offset	(4,542,118)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	448	448
Total Reimbursement due from Adviser	$288,618	$106,583

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 94.5% (based on fair value) of our investments paid variable interest rates, none paid fixed rates, and 5.5% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2017:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	-3.28%
Current LIBOR	0.00%
Up 100 basis points	17.04%
Up 200 basis points	30.16%
Up 300 basis points	43.28%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2017	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2017	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)