Form 10-K
period 2017-12-31
Triton Pacific Investment Corporation, Inc.
filed 2018-04-02
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

As of April 2, 2018, there were 1,486,166.98 shares of the registrant’s Class A common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

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

We are currently offering for sale a maximum of $300,000,000 of our shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Offering”). Our initial offering commenced on September 4, 2012 and expired on March 1, 2016 and in that initial offering, we sold a total of 672,670.79 shares of our common stock for the gross proceeds of $9,893,780. On March 17, 2016, we commenced the follow-on offering of our common stock when our registration statement was declared effective by the SEC. We have filed post-effective amendments to the registration for our follow-on offering, the most recent of which was filed on May 2, 2017 and declared effective by the SEC on May 3, 2017.

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

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and long-term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

●	Focusing primarily on private equity investments and debt investments likely to generate current income in small and mid-sized private U.S. companies, which we define as companies with annual revenue of from $10 million to $250 million at the time of investment;

●	Leveraging the experience and expertise of our Adviser, its Sub-Adviser and its affiliates in sourcing, evaluating and structuring transactions;

●	Employing disciplined underwriting policies and rigorous portfolio management;

●	Developing our equity portfolio through our Adviser’s Value Enhancement Program, more fully discussed below in “Investment Objectives and Policies – Investment Process”; and

●	Maintaining a well-balanced portfolio consisting of both debt and equity investments with variable risk-reward profiles.

We intend to be active in both debt and equity investing. We will seek to provide current income to our investors through our debt investments while seeking to enhance our investors’ overall returns through long term capital appreciation of our equity investments. We intend to be opportunistic in our investment approach, allocating our investments between debt and equity, depending on:

●	Investment opportunities

●	Market conditions

●	Perceived Risk

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

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS will assist our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.51 billion in assets under management as of December 31, 2017. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through April 2, 2018, we have sold 1,486,166.98 shares of our common stock for gross proceeds of approximately $21,818,725, including $200,003 of seed capital contributed by our Advisor.

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

Our board of directors includes a majority of independent directors and oversees and monitors the activities of our Adviser and our Sub-Adviser, as well as our investment portfolio and performance and annually reviews the compensation paid to our Adviser and Sub-Adviser. See “Investment Adviser Agreement”, below. In addition to managing our portfolio, our Adviser provides on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance. We have the right to terminate the investment advisory agreement upon 60 days’ written notice to the Adviser and our Adviser has the right to terminate the investment advisory agreement upon 120 days’ written notice to us. Both our Adviser and Sub-Adviser have the right to terminate the sub-advisory agreement without penalty upon 60 days’ written notice to the other party.

About our Sub-adviser

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $4.51 billion in assets under management as of December 31, 2017. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014. Vincent Ingato will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser. Mr. Ingato has more than 20 years of investment experience, primarily investing in debt and other credit oriented securities.

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

Industry Experts. We may engage and retain senior advisors, industry experts, consultants, and other similar professionals who are not employees or affiliates of us or our Adviser and who, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies. The nature of the relationship with each of these experts and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they may provide our Adviser with industry-specific insights and feedback on investment themes, assist in transaction due diligence, make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles and serve as executives or directors on the boards of portfolio companies or contribute to the origination of new investment opportunities. There can be no assurance that any of these experts will continue to serve in such roles and/or continue their arrangements with us, our Adviser and/or any portfolio companies throughout the term of our investment in any portfolio company.

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

Investment Objectives and Policies

Our investment objective is to generate both current income and long-term capital appreciation primarily through debt and equity investments in small to mid-size private businesses. We are managed by our Adviser. Our Adviser is controlled by Craig Faggen, our Chairman and Chief Executive Officer. We have entered into an administration agreement with our Administrator. Pursuant to the administration agreement, the Administrator furnishes us with office facilities, equipment, clerical, bookkeeping and record keeping services. Our Administrator performs, assists us in performing or oversees the performance of our required administrative services, which include, among other things, maintaining required financial records; preparing, printing and disseminating reports to our stockholders; assist us in publishing our net asset value per share; oversee the preparation and filing of our tax returns; and, generally, oversee the payment of our expenses and the performance of administrative and professional services rendered to us by others. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar. Our Administrator has also contracted

*Data regarding TPCP’s investments excludes two early stage venture capital investments made it which are not consistent with our investment objectives.

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

We have in the past and expect in the future to co-invest on a concurrent basis with other affiliates, consistent with existing regulatory guidance, applicable regulations and our allocation procedures. Certain types of negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We have applied for an exemptive order for co-investments with our affiliates, however there is no assurance that an exemptive order will be granted. See “Risk Factors.” When we invest alongside such other accounts as permitted under the 1940 Act, pursuant to SEC staff interpretations, or our exemptive relief from the SEC permitting greater flexibility relating to co-investments, should that relief be granted, such investments will be made consistent with such relief and the Adviser’s allocation policy.

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

If we issue preferred stock, it would rank senior to our common stock in our capital structure and preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences (including as to distributions) and privileges more favorable than those of our common stockholders. The presence of preferred stock could have the effect of delaying or preventing a change in control or other transaction that might provide a premium price of our common stockholders or otherwise be in your best interest. Holders of our common stock would directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. We currently do not intend to issue any preferred stock.

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

Risks Related to our Adviser and Its Affiliates

We will rely on our Adviser and its investment personnel for the selection of our assets and the monitoring of our investments.

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

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. We expect that our long term fixed rate investments will be financed primarily with equity and long-term debt. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We may occasionally use interest rate risk management techniques, primarily in highly volatile market conditions, in an effort to limit our exposure to interest rate fluctuations, but we will not use such techniques as a means of enhancing our returns. These techniques may include various interest rate hedging activities to the extent permitted by the Company Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

In our ongoing follow-on offering, we are currently offering at an offering price of $13.21 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

As of December 31, 2017, 1,417,233.32 shares were outstanding, 16,549.18 of which are held by our Adviser, Triton Pacific Adviser. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year Ended December 31,
	2017		2016		2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	440,963.13	6,385,593	444,847.84	6,683,706	296,713.69	$4,404,003	214,659.24	$3,144,219	7,315.00	$98,753
Reinvestment of Distributions	22,461.05	291,697	15,548.74	215,591	6,789.86	96,756	-	-	-	-
Commissions and Dealer Manager Fees		(606,188)		(581,515)	-	(398,363)	-	(246,272)	-	-
Net Proceeds to Company from Share Transactions	463,424.18	$6,071,102	460,396.58	$6,317,782	303,503.55	$4,102,396	214,659.24	$2,897,947	7,315.00	$98,753

Holders

Set forth below is a chart describing the single class of our securities outstanding as of April 2, 2018:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column 3
Class A Common Stock	37,500,000	—	1,486,166.98
Class T Common Stock	37,500,000	—	—

As of April 2, 2018, we had 663 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the years ended December 31, 2017 and 2016 (no repurchases prior to fiscal year 2016):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
March 31, 2018	March 28, 2018	6,388.01	11%	$12.11	$77,359
Total		6,388.01	11%	12.11	77,359
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	$13.87	$117,654
June 30, 2017	May 12, 2017	1,936.81	6%	13.55	26,244
September 30, 2017	September 25, 2017	5,968.22	9%	12.30	73,409
December 31, 2017	December 22,2017	6,212.40	10%	12.11	75,232
Total		22,600.03	12%	12.94	292,539
Fiscal 2016
September 30, 2016	July 15, 2016	8,482.60	50%	$13.80	$117,060
December 31, 2016	October 14, 2016	8,482.60	48%	13.80	117,060
Total		16,965.20	49%	$13.80	$234,120

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2017.

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

	Distribution
Fiscal 2017	Per Share	Amount
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

We intend to use newly issued shares to implement the plan. The number of shares we will issue to you is determined by dividing the total dollar amount of the distribution payable to you by a price equal to the net offering price in effect that shares of the class are sold in the offering on such closing date, or if there is then no current offering, the most recent net asset value per share of the class of the Company’s shares as determined by our board of directors.

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

The company’s net investment income (loss) on a tax basis for the years ended December 31, 2017, 2016 and 2015 was $(192,563), $335,572, and $174,880, respectively. As of December 31, 2017, 2016, and 2015, the Company had $(2,126,246), $32,116, and $189,124, respectively, of undistributed (overdistributed) net investment income and realized gains on a tax basis.

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income (loss) during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP basis net investment income (loss)	$(192,229)	$370,788	$140,492
Reversal of incentive fee accrual on unrealized gains	(334)	(35,216)	35,550
Other book-tax differences	-	-	(1,162)
Tax-basis net investment income (loss)	$(192,563)	$335,572	$174,880

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2017, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2017	2016	2015
Distributable realized gains (long-term capital gains)	$65,363	$21,925	$2,192
Distributable ordinary income (loss) (income and short-term capital gains (loss))	(677,099)	8,525	9,184
Net unrealized appreciation (depreciation) on investments	(1,514,510)	1,666	177,748
Total	$(2,126,246)	$32,116	$189,124

There is no material difference between the aggregate book cost and tax costs of the Company’s investments for federal income tax purposes.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

						Period from
						April 29, 2011
	Year Ended December 31,					(Inception) to
	2017	2016	2015	2014	2013	December 31, 2012 (x)
Statements of operations data:
Total investment income	$817,448	$440,748	$176,042	$16,319	$-	$-
Operating expenses
Total operating expenses	1,090,524	741,022	620,548	249,465	311,507	79,733
Less: Expense reimbursement from sponsor	(80,847)	(671,062)	(584,998)	(249,357)	(391,240)	-
Net operating expenses	1,009,677	69,960	35,550	108	(79,733)	79,733
Net investment income (loss)	(192,229)	370,788	140,492	16,211	79,733	(79,733)
Total net realized and unrealized gain (loss) on investments	(1,424,740)	(156,351)	185,858	1,087	-	-
Net increase (decrease) in net assets resulting from operations	$(1,616,969)	$214,437	$326,350	$17,298	$79,733	$(79,733)
Per share data:
Net investment income (loss)—basic(1)	$(0.16)	$0.48	$0.41	$0.14	$7.47	$(26.88)
Net investment income (loss)—diluted(1)	(0.16)	0.48	0.41	0.14	6.81	(26.88)
Net increase (decrease) in net assets resulting from operations—basic(1)	$(1.34)	$0.34	$0.82	$0.15	$7.47	(26.88)
Net increase (decrease) in net assets resulting from operations—diluted(1)	(1.34)	0.34	0.82	0.15	6.81	(26.88)
Distributions declared(2)	$0.45	$0.51	$0.57	$-	$-	$-
Balance sheet data:
Total assets	$18,114,859	$14,565,014	$7,611,888	$3,667,097	$1,328,628	$532,425
Total liabilities	1,265,622	1,336,312	285,235	569,193	1,128,625	510,908
Total net assets	$16,849,237	$13,228,702	$7,326,653	$1,916,867	$200,003	$21,517
Other data:
Total return(3)	-8.9%	2.2%	6.1%	0.0%	0.0%	0.0%
Number of portfolio company investments at period end	32	35	22	10	0	0
Total portfolio investments for the period	$7,112,875	$6,285,875	$4,270,750	$1,725,001	$-	$-
Proceeds from sales and prepayments of investments	$4,308,024	$1,110,406	$414,971	$255,663	$-	$-

Weighted average common shares outstanding - basic and diluted	1,203,418	777,680	339,304	114,991	11,713

(1)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated May 2, 2017, filed with the SEC on May 2, 2017.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 3, 2017. As of April 2, 2018, we have sold a total of 1,486,166.98 shares of common stock for gross proceeds of approximately $21,818,725, including shares issued pursuant to our distribution reinvestment plan in the amount of $686,577, including the reduction due to $604,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $4.51 billion in assets under management as of December 31, 2017. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory agreement. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

-all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the investment advisory agreement; and

-all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the administration agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the administration agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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

Portfolio and Investment Activity

During the year ended December 31, 2017, we made investments in portfolio companies totaling $7,112,875. During the same period, we sold investments for proceeds of $1,171,394 and received principal repayments of $3,136,630. As of December 31, 2017, our investment portfolio, with a total fair value of $12,035,538, consisted of interests in 32 portfolio companies (63.9% in first lien senior secured loans, 31.6% in second lien senior secured loans, and 4.5% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $162.3 million. As of December 31, 2017, the investments in our portfolio were purchased at a weighted average price of 98.3% of par or stated value, the weighted average credit rating of the investments in our portfolio that were rated (constituting 95.5% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 7.06% based upon the amortized cost of our investments and was 7.78% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2017. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Net Investment Activity	2017	2016	2015
Purchases	$7,112,875	6,285,875	$4,270,750
Sales and Redemptions	(4,308,024)	(1,110,406)	(414,971)
Net Portfolio Activity	$2,804,851	$5,175,469	$3,855,779

The following table presents the composition of the total purchases for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017		December 31, 2016		December 31, 2015
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$4,392,250	62%	$5,083,375	81%	$1,477,625	35%
Senior Secured Loans—Second Lien	2,720,625	38%	1,202,500	19%	943,125	22%
Subordinated Debt	-	0%	-	0%	600,000	14%
Equity/Other	-	0%	-	0%	1,250,000	29%
Total	$7,112,875	100%	$6,285,875	100%	$4,270,750	100%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2017, 2016 and 2015:

	December 31, 2017			December 31, 2016			December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,714,423	7,690,952	64%	$6,680,615	6,761,313	64%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	3,919,236	3,806,683	32%	2,024,991	1,967,658	19%	1,065,681	1,041,875	19%
Subordinated Debt	666,389	-	0%	646,901	646,901	6%	609,219	609,219	11%
Equity/Other	1,250,000	537,903	4%	1,250,000	1,228,301	12%	1,250,000	1,488,266	27%
Total	$13,550,048	$12,035,538	100%	$10,602,507	$10,604,173	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Number of Portfolio Companies	32	35	22	10
% Variable Rate (based on fair value)	100.0%	82.3%	62.1%	100.0%
% Fixed Rate (based on fair value)	0.0%	6.1%	11.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.5%	11.6%	26.9%	0.0%
Average Annual EBITDA of Portfolio Companies	162.3MM	114.6MM	$101.6MM	$96.0 MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2	B2	B2
% of Investments on Non-Accrual	—	—	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)		6.7%	5.4%	6.0%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automotive Repair, Services, and Parking	$-	0.0%	$122,459	1.2%	$122,458	2.2%
Beverage, Food & Tobacco	1,618,327	13.4%	1,162,891	11.0%	470,860	8.5%
Business Services	4,325,419	35.8%	2,793,526	26.3%	633,547	11.5%
Consumer Services	1,671,168	13.9%	955,659	9.0%	-	0.0%
Energy: Oil & Gas	337,488	2.8%	346,500	3.3%	-	0.0%
Healthcare & Pharmaceuticals	734,869	6.1%	1,403,008	13.2%	1,445,024	26.1%
High Tech Industries	833,178	6.9%	1,016,921	9.6%	697,895	12.6%
Hotel, Gaming & Leisure	352,809	2.9%	-	0.0%	-	0.0%
Media: Diversified and Production	334,586	2.8%	347,375	3.3%	-	0.0%
Metals & Mining	1,143,870	9.5%	245,625	2.3%	210,521	3.8%
Paper and Allied Products	-	0.0%	115,294	1.1%	118,972	2.2%
Retail	-	0.0%	712,500	6.7%	-	0.0%
Specialty Finance	-	0.1%	1,184,130	11.2%	1,359,219	24.6%
Telecommunications	496,322	4.2%	-	0.0%	-	0.0%
Transportation: Cargo	-	0.0%	-	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	-	0.0%	-	0.0%	122,874	2.2%
Wholesale Trade-Nondurable Goods	187,502	1.6%	198,285	1.8%	225,996	4.1%
Total	$12,035,538	100.0%	$10,604,173	100.0%	$5,528,737	100.0%

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

1	Highest quality obligors, minimal medium-term default risk; possibly moving towards investment grade status.

2	High quality obligors, but not likely to move towards investment grade in the medium term; performing at or in excess of expected levels; solid liquidity; conservative credit statistics.

3	Credits of with a history of performing with leverage (repeat issuers); moderate credit statistics currently performing at or in excess of expected levels; solid liquidity; no expectation of covenant defaults or third party ratings downgrades.

4	Credits new to the leveraged loan universe; currently performing within a range of expected performance; moderate to aggressive credit statistics.

5	Credits new to the leveraged loan universe; currently performing within a range of expected performance; aggressive credit statistics or weak industry characteristics.

6	Credits placed in this category are experiencing potential liquidity problems but the issues are not imminent (more than 12 months).

7	Credits placed in this category are experiencing nearer-term liquidity problems (within 12 months).

8	Credits placed in this category have experienced either a technical or actual payment default which may require a write-down within our respective portfolios.

Categories 1 through 5 are performing in line with expectation, while categories 6-8 are closely watched for or have experienced liquidity problems and/or default.

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%	$-	0.0%
2	486,150	4.2%	-	0.0%	-	0.0%
3	4,067,859	35.4%	2,690,027	30.8%	243,530	7.1%
4	2,975,871	25.9%	2,689,677	30.8%	1,681,879	49.0%
5	3,508,571	30.5%	3,010,103	34.5%	1,505,843	43.9%
6	459,184	4.0%	339,164	3.9%	-	0.0%
7	-	0.0%	-	0.0%	-	0.0%
8	-	0.0%	-	0.0%	-	0.0%
	$11,497,635	100.0%	$8,728,971	100.0%	$3,431,252	100.0%

On June 30, 2017, The Company made the decision to write down the carrying value of its investment in Javlin Financial LLC (“Javlin Financial”). The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. It is unknown at this time if there will be any value to the investment.

Results of Operations

Investment Income

For the years ended December 31, 2017, 2016 and 2015, we generated $817,448, $440,748, and $176,042 respectively, in investment income in the form of interest and fees earned on debt portfolio. Such revenues represent $766,194 of cash income and $51,254 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2017. For the year ended December 31, 2016, such revenues represent $384,234 of cash income and $56,514 in non-cash portions related to the accretion of discounts and paid-in-kind interest. For the year ended December 31, 2015 such revenues represent $159,939 of cash income and $16,103 in non-cash portions related to the accretion of discounts and paid-in-kind interest.

Operating Expenses

Total operating expenses before reimbursement from the sponsor totaled $1,090,524 for the year ended December 31, 2017, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $334,224 and the incentive fees for the year were ($334). Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $80,847 for the year ended December 31, 2017.

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

Our other general and administrative expenses totaled $27,459, $17,718, and $19,861 for the years ended December 31, 2017, 2016, and 2015, respectively, and consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Licenses and permits	$413	$-	$338
Taxes	1,103	1,363	1,731
Printing fees	10,374	8,747	4,381
Outside Services	12,719	-	-
Travel expenses	1,056	6,150	12,416
Other	1,794	1,458	995
Total	$27,459	$17,718	$19,861

Net Investment Income

Our net investment income (loss) totaled ($192,229), $370,788, and $140,492 (($0.16), $0.48, and $0.41 per share based on weighted average shares outstanding, respectively) for the years ended December 31, 2017, 2016 and 2015, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2017, we received proceeds from sales and repayments of $4,308,024, from which we realized a net gain of $91,436. For the year ended December 31, 2016, we received proceeds from sales and repayments of $1,110,406, from which we realized a net gain of $19,731. For the year ended December 31, 2015, we received proceeds from sales and repayments of $414,971, from which we realized a net gain of $7,321.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2017, 2016 and 2015, net unrealized appreciation (depreciation) totaled ($1,516,176), ($176,082), and $178,537, respectively.

On June 30, 2017, the Company made the decision to write down the carrying value of its investment in Javlin Financial. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. It is unknown at this time if there will be any value to the investment.

Changes in Net Assets from Operations

For the year ended December 31, 2017, we recorded a net income of ($1,616,969) versus net income of $214,437 for the year ended December 31, 2016 and net income of $326,350 for the year ended December 31, 2015.

Based on 1,203,418.47 weighted average common shares outstanding for the year ended December 31, 2017, basic and diluted, our per share net decrease in net assets resulting from operations was ($1.34) for the year ended December 31, 2017.

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

The current offering price for our shares is $13.21 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the year ended December 31, 2017, we sold 463,424.18 shares of our common stock for gross proceeds of $6,677,290 at an average price per share of $14.41. The gross proceeds received during the year ended December 31, 2017 include reinvested stockholder distributions of $291,697 for which we issued 22,461.05 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $606,188 for the year ended December 31, 2017. These sales commissions and fees include $122,150 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period

We may borrow funds to make investments at any time, including before we have fully invested the proceeds of our offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We have not yet decided, however, whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through December 31, 2017:

	Distribution
Fiscal 2017	Per Share	Amount
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2017 and 2016:

	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-	$-	-
Borrowings	-	-	-	-	-	-
Net investment income (prior to expense reimbursement)(1)	-	-	-	-	-	-
Short-term capital gains proceeds from the sale of assets	47,998	9%	-	-	7,002	4%
Long-term capital gains proceeds from the sale of assets	-	-	-	-	-	-
Distributions from common equity (return of capital)	493,061	91%	-	-	-	-
Expense reimbursement from sponsor	-	-	396,050	100%	183,073	96%
Total	$541,059	100%	$396,050	100%	$190,075	100%

(1)	During the year ended December 31, 2017, 93.7% of the Company’s gross investment income was attributable to cash income earned, and 6.3% was attributable to non-cash accretion of discount and paid-in-kind interest.

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

Management Fee

Pursuant to the investment advisory agreement, we pay our Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

Though, in accordance with the Advisers Act, the Adviser could have received an incentive fee on both current income earned and income from capital gains, the Adviser has agreed to waive any incentive fees from current income. As such, the Adviser will be paid an incentive fee only upon the realization of a capital gain from the sale of an investment. The incentive fee will be calculated and payable quarterly in arrears or as of the date of our liquidation or the termination of the investment advisory agreement, and will equal 20% of our realized capital gains on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Expense Reimbursement Agreement

On March 27, 2014, we and our Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective November 17, 2014. Under the Expense Reimbursement Agreement, as amended, our Adviser, in consultation with the Company, may pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by us, as determined under generally accepted accounting principles for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of our company and expenses incurred in connection with our offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to us from our offering are at least $25 million, our Adviser will pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our Adviser may, with our consent, continue to make expense support payments to us in such amounts as are acceptable to us and our Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,292,191 as of December 31, 2017.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	-	September 30, 2015
December 31, 2012	$26,111		531.09%	-	December 31, 2015
March 31, 2013	$30,819		N/A	-	March 31, 2016
June 30, 2013	$59,062		N/A	-	June 30, 2016
September 30, 2013	$65,161		N/A	-	September 30, 2016
December 31, 2013	$91,378		455.09%	-	December 31, 2016
March 31, 2014	$68,293		148.96%	-	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	-	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	-	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	-	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the fourth quarter of 2017. Of these offering and operating expenses, $1,701,035 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	December 31,	December 31,	December 31,
	2017	2016	2015
Operating Expenses	$1,977,504	$1,896,657	$1,225,595
Offering Costs	3,314,687	2,765,662	1,854,993
Due to related party offset	(4,707,407)	(4,213,469)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	15,559	448	448
Total Reimbursement due from Adviser	$257,628	$106,583	$225,497

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

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 100% of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2017:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	20.91%
Up 200 basis points	33.25%
Up 300 basis points	45.58%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Triton Pacific Investment Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedule of investments of Triton Pacific Investment Corporation, Inc.(a Maryland corporation) (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017 (collectively referred to as the “financial statements”) and the consolidated financial highlights for each of the three years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and consolidated financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and consolidated financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian or by other auditing procedures where a reply from the custodian was not received. We believe that our audits provide a reasonable basis for our opinion.

/s/FGMK, LLC

Chicago, Illinois

April 2, 2018

We have served as the Company’s auditor since 2012.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS
Affiliate investments, at fair value (amortized cost - $1,916,389 and $1,896,901 respectively)	$537,903	$1,875,202
Non-affiliate investments, at fair value (amortized cost - $11,633,659 and $8,705,606, respectively)	11,497,635	8,728,971
Cash	5,648,505	3,788,901
Principal and interest receivable	41,027	19,305
Prepaid expenses	48,091	46,052
Reimbursement due from adviser (see Note 4)	257,628	106,583
Deferred offering costs	84,070	-
TOTAL ASSETS	$18,114,859	$14,565,014

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$990,000	$1,061,625
Accounts payable and accrued liabilities	249,910	225,000
Stockholder distributions payable	-	16,574
Due to related parties (see Note 4)	25,712	33,113
TOTAL LIABILITIES	1,265,622	1,336,312

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,417,233.32 and 976,409.17 shares issued and outstanding, respectively	1,417	976
Capital in excess of par value	19,033,890	13,255,764
Accumulated undistributed net realized gains	65,363	21,925
Accumulated distributions in excess of net investment income	(736,923)	(51,629)
Accumulated unrealized appreciation (depreciation) on investments	(1,514,510)	1,666
TOTAL NET ASSETS	16,849,237	13,228,702

TOTAL LIABILITIES AND NET ASSETS	$18,114,859	$14,565,014

Net asset value per share of common stock at year end	$11.89	$13.55

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015

INVESTMENT INCOME
Interest from affiliate investments	$19,488	$37,682	$9,219
Interest from non-control/ non-affiliate investments	752,578	399,999	165,841
Fee income from non-control/ non-affiliate investments	45,382	3,067	982

Total investment income	817,448	440,748	176,042

OPERATING EXPENSES
Management fees	334,224	225,492	101,336
Capital gains incentive fees (see Notes 2 and 4)	(334)	(35,216)	37,014
Administrator expense	301,986	298,864	257,576
Professional fees	338,552	167,664	145,493
Insurance expense	77,015	66,500	59,268
Offering expense	11,622	-	-
Other operating expenses	27,459	17,718	19,861

Total operating expenses	1,090,524	741,022	620,548

Expense reimbursement from sponsor	(80,847)	(671,062)	(584,998)

Net operating expenses	1,009,677	69,960	35,550

Net investment income (loss)	(192,229)	370,788	140,492

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on unaffiliated investments	91,436	19,731	7,321
Net increase (decrease) in unrealized appreciation on unaffiliated investments	(159,389)	83,883	(59,729)
Net increase (decrease) in unrealized appreciation on affiliated investments	(1,356,787)	(259,965)	238,266

Total net realized and unrealized gain (loss) on investments	(1,424,740)	(156,351)	185,858

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(1,616,969)	$214,437	$326,350

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$(1.34)	$0.28	$0.96

Weighted average common shares outstanding - basic and diluted	1,203,418	777,680	339,304

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Operations
Net investment income (loss)	$(192,229)	$370,788	$140,492
Net realized gain on investments	91,436	19,731	7,321
Net increase (decrease) in unrealized appreciation on investments	(1,516,176)	(176,082)	178,537
Net increase (decrease) in net assets resulting from operations	(1,616,969)	214,437	326,350
Stockholder distributions (see Note 5)
Distributions from net investment income	(493,061)	(396,050)	(183,073)
Distributions from net realized gain on investments	(47,998)	-	(7,002)
Net decrease in net assets resulting from stockholder distributions	(541,059)	(396,050)	(190,075)
Capital share transactions
Issuance of common stock (see Note 3)	5,779,405	6,102,191	4,005,640
Reinvestment of stockholder distributions (see Note 3)	291,697	215,591	96,756
Repurchase of shares of common stock	(292,539)	(234,120)	-
Offering costs	-	-	(9,922)
Net increase in net assets resulting from capital share transactions	5,778,563	6,083,662	4,092,474

Total increase in net assets	3,620,535	5,902,049	4,228,749
Net assets at beginning of year	13,228,702	7,326,653	1,916,867
Temporary equity reclassified as permanent equity	-	-	1,181,037
Net assets at end of year	$16,849,237	$13,228,702	$7,326,653
Accumulated distributions in excess of net investment income	$(736,923)	$(51,629)	$(26,366)
Accumulated undistributed net realized gains	$65,363	$21,925	$2,192

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(1,616,969)	$214,437	$326,350
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(7,112,875)	(6,285,875)	(4,270,750)
Proceeds from sales and repayments of investments	4,308,024	1,110,406	414,971
Net realized gain from investments	(91,436)	(19,731)	(7,321)
Net change in unrealized appreciation (depreciation) on investments	1,516,176	176,082	(178,537)
Accretion of discount	(31,766)	(18,636)	(6,574)
Net increase in paid-in-kind interest	(19,488)	(37,682)	(9,219)
Amortization of deferred offering costs	11,622	-	-
Change in assets and liabilities
Principal and interest receivable	(21,722)	(7,598)	(10,807)
Receivable for investments sold and repaid	-	-	249,375
Prepaid expenses	(2,039)	(12,446)	4,438
Reimbursement due from Adviser	(151,045)	118,914	27,482
Payable for investments purchased	(71,625)	1,061,625	(246,250)
Accounts payable and accrued liabilities	24,910	-	(79,643)
Due to related parties	(7,401)	(14,644)	29,457
NET CASH USED BY OPERATING ACTIVITIES	(3,265,634)	(3,715,148)	(3,757,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,779,405	6,317,782	4,005,640
Payments on repurchases of shares of common stock	(292,539)	(234,120)	-
Stockholder distributions	(249,362)	(396,050)	(93,319)
Increases in distributions payable	(16,574)	4,096	12,478
Offering costs	(95,692)	-	(9,922)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,125,238	5,691,708	3,914,877

NET INCREASE IN CASH	1,859,604	1,976,560	157,849

CASH - BEGINNING OF YEAR	$3,788,901	$1,812,341	$1,654,492

CASH - END OF YEAR	$5,648,505	$3,788,901	$1,812,341

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Portfolio Company	Footnotes	Industry	Rate(b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—45.65%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (7.36%)	1.4%	5/1/2023	$493,750	$489,235	$496,322
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	8/19/2022	345,625	342,933	339,577
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.69%)	1.7%	7/8/2021	195,500	192,300	196,966
CareerBuilder		Business Services	L+6.75% (8.44%)	1.7%	7/27/2023	493,750	479,771	481,406
Coronado Group LLC		Metals & Mining	L+7.00% (8.33%)	1.3%	6/6/2023	386,565	372,948	390,431
CRCI Holdings, Inc.		Business Services	L+5.50% (7.19%)	1.7%	8/31/2023	324,563	321,740	325,781
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (6.88%)	1.4%	2/28/2020	340,762	333,958	334,586
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (7.44%)	1.7%	4/3/2020	104,687	102,670	97,098
GK Holdings, Inc.		Business Services	L+6.00% (7.69%)	1.7%	1/20/2021	121,250	120,778	97,364
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.16%)	1.7%	12/20/2024	500,000	495,000	496,250
IG Investments Holdings, LLC		Business Services	L+3.50% (5.19%)	1.7%	10/29/2021	345,543	344,239	349,431
InfoGroup Inc.		Business Services	L+5.00% (6.69%)	1.7%	3/28/2023	496,250	491,871	493,769
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.38%)	1.4%	7/30/2020	186,139	183,882	184,509
McAfee LLC		Business Services	L+4.50% (6.07%)	1.6%	9/27/2024	249,375	246,960	248,930
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	12/5/2023	346,500	337,622	278,718
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.82%)	1.6%	7/1/2019	317,021	316,483	318,275
Raley’s		Beverage, Food & Tobacco	L+5.25% (6.82%)	1.6%	5/18/2022	285,967	285,967	289,184
Sahara Parent Inc		Business Services	L+5.00% (6.69%)	1.7%	8/16/2024	349,125	345,783	341,598
SITEL Worldwide Corporation		Business Services	L+5.50% (6.88%)	1.4%	9/20/2021	195,500	195,212	196,314
Strike, LLC		Energy: Oil & Gas	L+8.00% (9.50%)	1.5%	11/30/2022	332,500	323,942	337,488
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.50% (5.92%)	1.4%	1/25/2024	347,379	345,866	352,809
TruGreen Limited Partnership		Consumer Services	L+4.00% (5.54%)	1.5%	4/13/2023	345,634	341,640	351,036
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.38%)	1.4%	7/1/2020	208,335	207,283	187,502
Wirepath LLC		Consumer Services	L+5.25% (6.87%)	1.6%	8/5/2024	498,750	496,340	505,608
Total Senior Secured Loans—First Lien						$7,810,470	$7,714,423	$7,690,952

Senior Secured Loans—Second Lien—22.59%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.69%)	1.7%	10/7/2021	125,000	122,343	101,250
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.57%)	1.6%	10/13/2023	250,000	218,903	73,334
GK Holdings, Inc.		Business Services	L+10.25% (11.94%)	1.7%	1/21/2022	125,000	123,559	93,125
Inmar		Business Services	L+8.00% (9.42%)	1.4%	5/1/2025	500,000	493,103	502,813
McAfee LLC		Business Services	L+8.50% (10.07%)	1.6%	9/26/2025	500,000	496,986	502,504
Neustar, Inc.		High Tech Industries	L+8.00% (9.40%)	1.4%	2/28/2025	750,000	739,275	759,844
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (9.05%)	1.6%	3/28/2025	500,000	498,135	512,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.24%)	1.2%	1/19/2020	250,000	240,350	250,938
Oxbow Carbon LLC		Metals & Mining	L+6.00 (10.50%)	4.5%	1/4/2024	500,000	495,034	502,500
Rocket Software, Inc.		Business Services	L+9.50% (11.19%)	1.7%	10/14/2024	500,000	491,548	507,875
Total Senior Secured Loans—Second Lien						$4,000,000	$3,919,236	$3,806,683

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017 (CONTINUED)

Portfolio Company	Footnotes	Industry	Rate(b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	-
Total Subordinated Convertible Debt						$666,389	$666,389	$-

Equity/Other—3.19%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	537,903
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	-
Total Equity/Other						714,286	$1,250,000	$537,903

TOTAL INVESTMENTS—71.43%							$13,550,048	$12,035,538
OTHER ASSETS IN EXCESS OF LIABILITIES—28.57%								$4,813,699
NET ASSETS - 100.00%								$16,849,237

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represented 68.24% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the period ended December 31, 2017 in affiliated investments were as follows:

		Year Ended December 31, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$691,072	$-	$-	$537,903	$-	$-
Javlin Capital, LLC, Convertible Note	646,901	19,488	-	-	-	19,488
Javlin Capital, LLC, C-2 Preferred Units	537,229	-	-	-	-	-
Total	$1,875,202	$19,488	$-	$537,903	$-	$19,488

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

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, was 1.69465%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2017, 100% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

Portfolio Company	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—51.11%
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	8/19/2022	$349,125	$345,842	$348,326
CareCentrix Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	7/8/2021	197,500	193,575	196,266
CRCI Holdings, Inc.		Business Services	L+5.50% (6.50%)	1.0%	8/31/2023	349,125	345,794	349,851
Curo Health Services Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (6.50%)	1.0%	2/7/2022	122,813	121,909	123,785
Deluxe Entertainment Services Group. Inc.		Media: Diversified and Production	L+6.00% (7.00%)	1.0%	2/28/2020	350,000	340,080	347,375
FHC Health Systems. Inc.		Healthcare & Pharmaceuticals	L+4.00% (5.00%)	1.0%	12/23/2021	122,812	121,970	119,742
Flavors Holdings. Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (6.75%)	1.0%	4/3/2020	110,938	107,998	90,414
GK Holdings, Inc.		Business Services	L+5.50%(6.50%)	1.0%	1/20/2021	122,500	121,847	121,888
Global Healthcare Exchange, LLC		Healthcare & Pharmaceuticals	L+4.25% (5.25%)	1.0%	8/15/2022	148,132	148,140	149,583
GTCR Valor Companies, Inc.		Business Services	L+6.00% (7.00%)	1.0%	6/16/2023	348,250	335,050	345,856
IG Investments Holdings, LLC		Business Services	L+5.00% (6.00%)	1.0%	10/29/2021	348,187	346,539	351,146
Imagine Print Solutions, LLC		Business Services	L+6.00% (7.00%)	1.0%	3/30/2022	248,125	244,986	252,467
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.00%)	1.0%	7/30/2020	196,000	193,020	189,385
Mister Car Wash, Inc.		Automotive Repair, Services, and Parking	L+4.25% (5.25%)	1.0%	8/20/2021	121,875	121,036	122,459
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.00%)	1.0%	12/5/2023	350,000	339,619	350,000
Paradigm Acquisition Corp.		Healthcare & Pharmaceuticals	L+5.00% (6.00%)	1.0%	6/2/2022	123,125	121,537	122,560
Polycom, Inc.		High Tech Industries	L+6.50% (7.50%)	1.0%	9/27/2023	338,479	324,979	341,441
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.25%)	1.0%	7/1/2019	350,000	349,125	351,750
Raley’s		Beverage, Food & Tobacco	L+6.25% (7.25%)	1.0%	5/18/2022	295,823	295,823	299,151
RanpakCorp.		Paper and Allied Products	L+3.25% (4.25%)	1.0%	10/1/2021	114,506	114,297	115,294
SITEL Worldwide Corporation		Business Services	L+5.50% (6.50%)	1.0%	9/20/2021	197,500	196,488	197,994
SiteOne Landscape Supply LLC		Business Services	L+4.50% (5.50%)	1.0%	9/20/2021	347,379	344,506	350,094
Solar Winds, Inc.		High Tech Industries	L+4.50% (5.50%)	1.0%	2/3/2023	248,750	236,913	252,237
Strike, LLC		Energy: Oil & Gas	L+3.75% (10.75%)	7.0%	11/30/2022	350,000	339,692	346,500
TIBCO Software, Inc.		High Tech Industries	L+5.50% (6.50%)	1.0%	12/4/ 2020	122,813	121,067	123,555
TruGreen Limited Partnership		Consumer Services	L+5.50% (6.50%)	1.0%	4/13/2023	348,250	343,532	353,909
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.00%)	1.0%	7/1/2020	221,546	220,054	198,285
Vivid Seats Ltd.		Consumer Services	L+5.75% (6.75%)	1.0%	10/12/2022	250,000	245,197	250,000
Total Senior Secured Loans—First Lien						$6,793,553	$6,680,615	$6,761,313

Senior Secured Loans—Second Lien—14.87%
Cheddar’s Casual Cafe, Inc.		Retail	L+9.75% (10.75%)	1.0%	1/4/2023	750,000	712,500	712,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.00%)	1.0%	10/7/2021	125,000	121,619	75,000
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.00%)	1.0%	10/13/2023	250,000	218,269	173,750
GK Holdings, Inc.		Business Services	L+9.50% (10.50%)	1.0%	1/21/2022	125,000	123,197	126,250
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.00%)	1.0%	1/19/2020	250,000	237,142	245,625
Rocket Software, Inc.		Business Services	L+9.50% (10.50%)	1.0%	10/14/2024	500,000	490,281	508,595
SCS Holdings I Inc.		High Tech Industries	L+9.50% (10.50%)	1.0%	10/13/2023	125,000	121.983	125,938
Total Senior Secured Loans—Second Lien						$2,125,000	$2,024,991	$1,967,658

Subordinated Convertible Debt—4.89%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	646,901	646,901	646,901
Total Subordinated Convertible Debt						$646,901	$646,901	$646,901

Equity/Other—9.29%
A CON IWP Investors I , L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	691,072
Javlin Capital LLC Class C-2 Peferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	537,229
Total Equity/Other						714,286	$1,250,000	$1,228,301

TOTAL INVESTMENTS—80.16%							$10,602,507	$10,604,173
OTHER ASSETS IN EXCESS OF LIABILITIES—19.84%								$2,624,529
NET ASSETS -100.00%								$13,228,702

(a)	Affiliated investment as defined by the 1940 Act, where by the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31,2016 represented 14.23% of the Company’s net assets. Fair value as of December 31, 2016 along with transactions during the period ended December 31, 2015 in affiliated investments were as follows:

		Year Ended December 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31,2016	Net Realized Gain (loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C	$738,266	$-	$-	$691,072	$-	$-
Javlin Capital, LLC, Convertible Note	609,219	37,682	-	646,901	-	37,682
Javlin Capital. LLC, C-2 Preferred Units	750,000	-	-	537,229	-	-
Total	$2,097,485	$37,682	$-	$1,875,202	$-	$37,682

*Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchanges of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of December 31,2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.99789%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2016, 91.87% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the taxcost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of December 31, 2017, the Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the years ended December 31, 2017, 2016 and 2015.

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

Accounting Standards Codification Topic 820, Fair Value Measurement, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the year ended December 31, 2017, interest income included $19,488 of PIK interest. For the year ended December 31, 2016, interest income included $37,682 of PIK interest. For the year ended December 31, 2015, interest income included $9,219 of PIK interest. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. As of July 1, 2017, the Company has stopped accruing PIK interest on the subordinated convertible note made by Javlin Financial LLC (“Javlin Financial”). To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fees for the year ended December 31, 2017 were $($334), all of which was for Incentive Fees calculated on unrealized gains. The fees for the year ended December 31, 2016 were $($35,216), all of which was for Incentive Fees calculated on unrealized gains. The fees for the year ended December 31, 2015 were $37,014, of which $1,464 was for Incentive Fees calculated on realized gains, and $35,550 for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of December 31, 2017 and December 31, 2016, $3,314,687 and $2,765,661, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these Operating Expenses, $1,701,035 has exceeded the three-year period for repayment and will not be repayable by the Company. For the year ended December 31, 2017, the Company incurred $95,692 in offering costs that were not reimbursed by the Sponsor, of which $11,622 was expensed by the Company for the year ended December 31, 2017.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2017, 2016 and 2015, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

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

 Reclassification. Certain amounts in the 2016 and 2015 financial statements have been reclassified in order to conform with the 2017 presentation.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	440,963.13	6,385,593	444,847.84	6,683,706	296,713.69	$4,404,003
Reinvestment of Distributions	22,461.05	291,697	15,548.74	215,591	6,789.86	96,756
Commissions and Dealer Manager Fees		(606,188)		(581,515)	-	(398,363)
Net Proceeds to Company from Share Transactions	463,424.18	$6,071,102	460,396.58	$6,317,782	303,503.55	$4,102,396

Status of Continuous Public Offering

During the years ended December 31, 2017, 2016 and 2015, the Company sold 440,963.13, 444,847.84, and 296,713.69 shares of common stock, respectively, for gross proceeds of approximately $6,385,593, $6,683,706, and $4,404,003 at an average price per share of $14.48, $15.02, and $14.83, respectively. The increase in Capital in excess of par value during the years ended December 31, 2017, 2016 and 2015 also includes reinvested stockholder distributions of $291,697, $215,591, and $96,756, respectively, for which the Company issued 22,461.05, 15,548.74, and 6,789.86 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $606,188, $581,515, and $398,363 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the years ended December 31, 2017 and 2016 (no repurchases were made prior to 2016):

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
March 31, 2018	March 28, 2018	6,388.01	11%	$12.11	$77,359
Total		6,388.01	11%	12.11	77,359
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	$13.87	$117,654
June 30, 2017	May 12, 2017	1,936.81	6%	13.55	26,244
September 30, 2017	September 25, 2017	5,968.22	9%	12.30	73,409
December 31, 2017	December 22,2017	6,212.40	10%	12.11	75,232
Total		22,600.03	12%	12.94	292,539
Fiscal 2016
September 30, 2016	July 15, 2016	8,482.60	50%	$13.80	$117,060
December 31, 2016	October 14, 2016	8,482.60	48%	13.80	117,060
Total		16,965.20	49%	$13.80	$234,120

On March 28, 2018, the Company repurchased 6,388.01 shares of common stock (representing 11.1% of the shares of common stock tendered for repurchase) at $12.11 per share for aggregate consideration totaling $77,359.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through December 31, 2017, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	December 31, 2017	December 31, 2016	December 31, 2015
Operating Expenses	$1,977,504	$1,896,657	$1,225,595
Offering Costs	3,314,687	2,765,662	1,854,993
Due to related party offset	(4,707,407)	(4,213,469)	(2,512,824)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	15,559	448	448
Total Reimbursement due from Adviser	$257,628	$106,583	$225,497

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of December 31, 2017, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses incurred under the investment advisory and administration agreement and the dealer manager agreement during the years ended December 31, 2017, 2016 and 2015:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016	2015
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$334,224	$225,492	$101,336
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$(334)	$(35,216)	$37,014
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$301,986	$298,864	$257,576
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$122,150	$136,896	$98,817

(1)	During the years ended December 31, 2017, 2016 and 2015, the Company earned capital gains incentive fees of ($334), ($35,216), and $37,014, respectively, based on the performance of its portfolio, of which ($334), ($35,216), and $35,550, respectively, was based on unrealized gains, and $0, $0, and $1,464, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the years ended December 31, 2017, 2016 and 2015, the Company paid the Dealer Manager $606,188, $581,515, and $398,363, respectively, in sales commissions and dealer fees. $122,150, $136,896, and $98,817 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826		432.69%	-	September 30, 2015
December 31, 2012	$26,111		531.09%	-	December 31, 2015
March 31, 2013	$30,819		N/A	-	March 31, 2016
June 30, 2013	$59,062		N/A	-	June 30, 2016
September 30, 2013	$65,161		N/A	-	September 30, 2016
December 31, 2013	$91,378		455.09%	-	December 31, 2016
March 31, 2014	$68,293		148.96%	-	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	-	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	-	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	-	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for operating expenses and from the break of escrow on June 25, 2014 for offering expenses. As of December 31, 2017, $5,292,191 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,707,407 representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the fourth quarter of 2017. Of these offering and operating expenses, $1,701,035 has exceeded the three-year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2017, 2016 and 2015:

	Distribution
Fiscal 2017	Per Share	Amount
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

Fiscal 2015
January 20, 2015	$0.07545	$17,314
April 13, 2015	$0.11600	$28,334
April 29, 2015	$0.04000	$9,880
May 29, 2015	$0.04000	$12,634
June 29, 2015	$0.04000	$13,295
July 30, 2015	$0.04000	$13,676
August 28, 2015	$0.04000	$14,511
September 29, 2015	$0.04000	$16,287
October 22.2015	$0.04500	$19,484
November 25, 2015	$0.04500	$21,169
December 24, 2015	$0.04500	$23,491

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

On January 25, 2018, February 23, 2018, and March 27, 2018 the Company authorized and declared a cash distribution of $0.0337 per share for the months of January, February and March 2018, to the shareholders of record as of January 29, 2018, February 28, 2018, and March 28, 2018 respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-	$-	-
Borrowings	-	-	-	-	-	-
Net investment income (prior to expense reimbursement)(1)	-	-	-	-	-	-
Short-term capital gains proceeds from the sale of assets	47,998	9%	-	-	7,002	4%
Long-term capital gains proceeds from the sale of assets	-	-	-	-	-	-
Distributions from common equity (return of capital)	493,061	91%	-	-	-	-
Expense reimbursement from sponsor	-	-	396,050	100%	183,073	96%
Total	$541,059	100%	$396,050	100%	$190,075	100%

(1)	During the year ended December 31, 2017, 93.7% of the Company’s gross investment income was attributable to cash income earned, and 6.3% was attributable to non-cash accretion of discount and paid-in-kind interest.

The Company’s net investment income (loss) on a tax basis for the years ended December 31, 2017, 2016 and 2015 was ($192,563), $335,572, and $174,880, respectively. As of December 31, 2017, 2016 and 2015, the Company had ($2,126,246), $32,116, and $189,124, respectively, of undistributed (overdistributed) net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income (loss) is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the years ended December 31, 2017, 2016 and 2015.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP basis net investment income (loss)	$(192,229)	$370,788	$140,492
Reversal of incentive fee accrual on unrealized gains	(334)	(35,216)	35,550
Other book-tax differences	-	-	(1,162)
Tax-basis net investment income (loss)	$(192,563)	$335,572	$174,880

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2017, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2017	2016	2015
Distributable realized gains (long-term capital gains)	$65,363	$21,925	$2,192
Distributable ordinary income (loss) (income and short-term capital gains (loss))	(677,099)	8,525	9,184
Net unrealized appreciation (depreciation) on investments	(1,514,510)	1,666	177,748
Total	$(2,126,246)	$32,116	$189,124

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $13,550,047, $10,597,454, and $5,578,844 for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was ($1,514,510), $1,666, and $177,748 as of December 31, 2017, 2016 and 2015, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2017, 2016 and 2015:

	December 31, 2017			December 31, 2016			December 31, 2015
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,714,423	7,690,952	64%	$6,680,615	6,761,313	64%	$2,426,089	$2,389,377	43%
Senior Secured Loans—Second Lien	3,919,236	3,806,683	32%	2,024,991	1,967,658	19%	1,065,681	1,041,875	19%
Subordinated Debt	666,389	-	0%	646,901	646,901	6%	609,219	609,219	11%
Equity/Other	1,250,000	537,903	4%	1,250,000	1,228,301	12%	1,250,000	1,488,266	27%
Total	$13,550,048	$12,035,538	100%	$10,602,507	$10,604,173	100%	$5,350,989	$5,528,737	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Fair	Percentage of	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$-	0.0%	$122,459	1.2%	$122,458	2.2%
Beverage, Food & Tobacco	1,618,327	13.4%	1,162,891	11.0%	470,860	8.5%
Business Services	4,325,419	35.8%	2,793,526	26.3%	633,547	11.5%
Consumer Services	1,671,168	13.9%	955,659	9.0%	-	0.0%
Energy: Oil & Gas	337,488	2.8%	346,500	3.3%	-	0.0%
Healthcare & Pharmaceuticals	734,869	6.1%	1,403,008	13.2%	1,445,024	26.1%
High Tech Industries	833,178	6.9%	1,016,921	9.6%	697,895	12.6%
Hotel, Gaming & Leisure	352,809	2.9%	-	0.0%	-	0.0%
Media: Diversified and Production	334,586	2.8%	347,375	3.3%	-	0.0%
Metals & Mining	1,143,870	9.5%	245,625	2.3%	210,521	3.8%
Paper and Allied Products	-	0.0%	115,294	1.1%	118,972	2.2%
Retail	-	0.0%	712,500	6.7%	-	0.0%
Specialty Finance	-	0.1%	1,184,130	11.2%	1,359,219	24.6%
Telecommunications	496,322	4.2%	-	0.0%	-	0.0%
Transportation: Cargo	-	0.0%	-	0.0%	121,371	2.2%
Wholesale Trade-Durable Goods	-	0.0%	-	0.0%	122,874	2.2%
Wholesale Trade-Nondurable Goods	187,502	1.6%	198,285	1.8%	225,996	4.1%
Total	$12,035,538	100.0%	$10,604,173	100.0%	$5,528,737	100.0%

On June 30, 2017, the Company made the decision to write down the carrying value of its investment value in Javlin Financial. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. It is unknown at this time if there will be any value to the investment.

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

As of December 31, 2017, 2016 and 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2017	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$-	$-	$-
Level 2—Significant other observable inputs	-	-	-
Level 3—Significant unobservable inputs	12,035,538	10,604,173	5,528,737
Total	$12,035,538	$10,604,173	$5,528,737

The Company’s investments as of December 31, 2017 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the year ended December 31, 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	21,761	10,005	-	-	31,766
Net realized gain (loss)	50,321	41,115	-	-	91,436
Net change in unrealized appreciation (depreciation)	(104,169)	(55,220)	(666,389)	(690,398)	(1,516,176)
Purchases	4,392,250	2,720,625	-	-	7,112,875
Paid-in-kind interest	-	-	19,488	-	19,488
Sales and redemptions	(3,430,524)	(877,500)	-	-	(4,308,024)
Net transfers in or out of Level 3			-	-	-
Fair value at end of period	$7,690,952	$3,806,683	$-	$537,903	$12,035,538

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(104,169)	$(55,220)	$-	$(690,398)	$(849,787)

The following is a reconciliation for the year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	12,124	6,512			18,636
Net realized gain (loss)	19,433	298			19,731
Net change in unrealized appreciation (depreciation)	117,410	(33,527)		(259,965)	(176,082)
Purchases	5,083,375	1,202,500			6,285,875
Paid-in-kind interest	-	-	37,682		37,682
Sales and redemptions	(860,406)	(250,000)			(1,110,406)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$117,410	$(33,527)	$-	$(259,965)	$(176,082)

The following is a reconciliation for the year ended December 31, 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$1,351,932	$119,375	$-	$-	$1,471,307
Accretion of discount (amortization of premium)	4,185	2,389	-	-	6,574
Net realized gain (loss)	7,321	-	-	-	7,321
Net change in unrealized appreciation (depreciation)	(36,715)	(23,014)	-	238,266	178,537
Purchases	1,477,625	943,125	600,000	1,250,000	4,270,750
Paid-in-kind interest	-	-	9,219	-	9,219
Sales and redemptions	(414,971)	-	-	-	(414,971)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,715)	$(23,014)	$-	$238,266	$178,537

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,690,952	Market quotes	Indicative dealer quotes	78.05 - 102.00	98.73
Senior Secured Second Lien Debt	3,806,683	Market quotes	Indicative dealer quotes	26.67 - 103.00	98.55
Subordinated Debt	-	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	-	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	537,903	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$12,035,538

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	6,761,313	Market quotes	Indicative dealer quotes	79.50 - 102.00	99.63
Senior Secured Second Lien Debt	1,967,658	Market quotes	Indicative dealer quotes	58.00 - 102.19	94.31
Subordinated Debt	646,901	Market comparables	Book value multiples (x)	14.6% - 17.4%/ 2.4x - 34.0x	0.15
Equity/Other	537,229	Market comparables	Book value multiples (x)	14.6% - 17.4%/ 2.4x - 34.0x	0.15
Equity/Other	691,072	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$10,604,173

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

On June 30, 2017, the Company made the decision to write down the carrying value of its investment value in Javlin Financial. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. It is unknown at this time if there will be any value to the investment.

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Per Share Data:
Net asset value, beginning of period	$13.55	$13.75	$13.50
Results of operations(1)
Net investment income (loss)	(0.16)	0.48	0.41
Net realized and unrealized appreciation (depreciation) on investments(2)	(1.12)	(0.14)	0.41
Net increase (decrease) in net assets resulting from operations	(1.28)	0.34	0.82
Stockholder distributions(3)
Distributions from net investment income	(0.41)	(0.51)	(0.55)
Distributions from net realized gain on investments	(0.04)	-	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.51)	(0.57)
Capital share transactions
Issuance of common stock(4)	0.07	(0.03)	0.03
Offering costs(1)	-	-	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	0.07	(0.03)	-
Net asset value, end of period	$11.89	$13.55	$13.75
Shares outstanding, end of period	1,417,233	976,406	532,978
Total return(5)	-8.9%	2.2%	6.1%
Ratio/Supplemental Data:
Net assets, end of period	$16,849,237	$13,228,702	$7,329,653
Ratio of net investment income to average net assets	-1.3%	3.6%	3.0%
Ratio of total operating expenses to average net assets	7.3%	7.2%	13.4%
Ratio of expenses reimbursed by sponsor to average net assets	0.5%	6.5%	12.7%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.00%	-0.34%	0.80%
Ratio of net operating expenses to average net assets	6.7%	0.7%	0.0%
Portfolio turnover(6)	28.6%	10.8%	14.3%

(1)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2017, 2016 and 2015.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

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

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the quarterly results of operations for the years ended December 31, 2017, and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Investment income	$220,782	$227,488	$185,630	$183,548
Operating expenses
Total operating expenses	335,898	283,890	218,629	252,107
Expense reimbursement from sponsor	-	-	-	(80,847)
Net operating expenses	335,898	283,890	218,629	171,260
Net investment income (loss)	(115,116)	(56,402)	(32,999)	12,288
Realized gain on investments	302	26,569	51,950	12,615
Net increase (decrease) in unrealized appreciation on investments	(66,150)	(131,397)	(1,410,823)	92,194
Net increase (decrease) in net assets resulting from operations	$(180,964)	$(161,230)	$(1,391,872)	$117,097
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$(0.08)	$(0.04)	$(0.03)	$0.01
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$(0.13)	$(0.13)	$(1.21)	$0.12
Weighted average shares outstanding - Basic and diluted	1,375,869	1,266,225	1,147,150	1,016,727

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$147,877	$114,659	$97,382	$80,830
Operating expenses
Total operating expenses	144,510	212,838	220,244	163,430
Expense reimbursement from sponsor	(104,560)	(201,573)	(206,933)	(157,996)
Net operating expenses	39,950	11,265	13,311	5,434
Net investment income	107,927	103,394	84,071	75,396
Realized gain (loss) on investments	20,898	-	(1,167)	-
Net increase (decrease) in unrealized appreciation on investments	(334,128)	56,324	74,549	27,173
Net increase (decrease) in net assets resulting from operations	$(205,303)	$159,718	$157,453	$102,569
Per share information-basic and diluted
Net investment income - Basic and diluted	$0.12	$0.12	$0.11	$0.12
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$(0.22)	$0.19	$0.21	$0.17
Weighted average shares outstanding - Basic and diluted	915,626	827,457	763,960	603,230

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on April 2, 2018, and notes the following:

For the period beginning January 1, 2018 and ending April 2, 2018, the Company sold 68,506.32 shares of its common stock for total gross proceeds of $923,815, issued amounts pursuant to its distribution reinvestment plan in the amount of $82,534, and repurchased 6,388.01 shares for total cost of $77,359 pursuant to the Company’s Repurchase Program.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 to determine that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

b.	The following exhibits are filed or incorporated as part of this report.

3.1	Fourth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

3.3	Articles Supplementary of the Company. (Incorporated by reference to the Company’s Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)

10.1	Dealer Manager Agreement by and between Company and Triton Pacific Securities, LLC. (Incorporated by reference to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

10.2	Form of Participating Dealer Agreement and Participating Dealer Agreement. (Incorporated by reference to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

10.3	License Agreement by and between Company and Triton Pacific Group, Inc. (Incorporated by reference to Exhibit 2(K) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on June 14, 2011.)

10.4	Administration Agreement by and between the Company and TFA Associates, LLC. (Incorporated by reference, Exhibit 2(K), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 12, 2012.)

10.5	Investment Advisory Agreement by and between Company and Triton Pacific Adviser, LLC. (Incorporated by reference to Exhibit 2(g), filed with Post-Effective Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.6	Investment Sub-Advisory Agreement dated July 24, 2014 between the Company and ZAIS Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 30, 2014.)

10.7	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the

Company and Adviser (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014.)

10.8

Indemnification Agreement dated November 17, 2014 between the Company and Adviser (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014.)

10.9	Agreement dated December 15, 2014 between the Company and its Independent Directors ((Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 17, 2014.)

10.10

Global Custody Agreement dated March 7, 2014 between the Company and The Bank of New York Mellon Trust Company ((Incorporated by reference to Exhibit 2(j) to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April 2018.

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

Signature	Title	Date

/s/ Craig J. Faggen	Director and Chairman of the Board and CEO	April 2, 2018
Craig J. Faggen

/s/ Ivan Faggen	Director	April 2, 2018
Ivan Faggen

/s/ Ronald Ruther	Independent Director	April 2, 2018
Ronald Ruther

/s/ William Pruitt	Independent Director	April 2, 2018
William Pruitt

/s/ Marshall Goldberg	Independent Director	April 2, 2018
Marshall Goldberg