Form 10-K/A
period 2017-12-31
Triton Pacific Investment Corporation, Inc.
filed 2018-04-30
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 26, 2018, there were 1,486,166.98 shares of the registrant’s Class A common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Triton Pacific Investment Corporation, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART I

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers.

Our board of directors consists of five members, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. The Chairman of the Board is Craig Faggen, who is an interested director. As is described below under the heading “Audit Committee”, our board has an audit committee, consisting of our three independent directors, who will be responsible for assuring the proper valuation of our assets and the net asset value of our shares. Our leadership structure is designed to provide that we are led by a team with the necessary management experience to guide us, while assuring an independent check on management decisions and our financial well-being.

Directors and Executive Officers

Information regarding our board of directors is set forth below. We have divided the directors into two groups—interested directors and independent directors. The address for each director is c/o Triton Pacific Investment Corporation, Inc., 6701 Center Drive, Suite 1450, Los Angeles, CA 90045.

Name (Age)	Position Held	Director Since	Expiration of Current Term	Principal Occupation Past 5 Years

Interested Directors
Craig J. Faggen (48)	Chairman and CEO	2012	2018	Private Equity Professional
Ivan Faggen (78)	Director	2012	2018	Private Equity Professional

Independent Directors
Ronald W. Ruther (82)	Director, Audit Comm.	2012	2018	Business Adviser
Marshall Goldberg (77)	Director, Audit Comm.	2012	2018	Directorships
William Pruitt (77)	Director, Audit Comm.	2012	2018	Directorships

Executive Officers
Michael L. Carroll (42)	Chief Financial Officer and Secretary	--	--	Financial Executive

Biographical Information

Interested Directors:

Craig J. Faggen: Mr. Faggen is our Chairman of the Board and Chief Executive Officer. Mr. Faggen has over 20 years of experience developing and implementing strategic initiatives and structuring numerous complex capital markets transactions. For the past five years, Mr. Faggen has served as the co-founder and Chief Executive Officer of Triton Pacific, which includes TPCP, and has been actively involved in building its private equity division. As CEO of Triton Pacific, Mr. Faggen has overall firm oversight responsibilities. Prior to co-founding Triton Pacific, he was a founder and a partner in the boutique investment banking firm Triton Pacific Capital, LLC. There he was instrumental in the due diligence, structuring, and closing of several billion dollars of transactions. Prior to co-founding Triton Pacific, Mr. Faggen worked in Arthur Andersen’s Capital Markets Group, where he acted as a financial advisor to a number of public and private companies on various transactions including IPOs, securitized debt transactions, equity private placements, dispositions and M&A related opportunities. Mr. Faggen received a B.A. in Economics from UCLA and a Master’s Degree from MIT. Craig Faggen sits on the board of a number of private companies, most of which are portfolio companies of investment funds managed or sponsored by Triton Pacific Capital Partners, LLC or its affiliates. Mr. Faggen does not sit on the board of any other public companies. Mr. Faggen is the son of one of our directors, Ivan Faggen.

Ivan Faggen: Mr. Faggen has over 45 years of experience providing strategic advice and executing capital market transactions. He co-founded, with his son Craig Faggen, and is actively involved in the business of Triton Pacific and TPCP. For the past five years, he has served as a partner of Triton Pacific and TPCP and has been actively involved in their management and operations. Mr. Faggen spent over 33 years at Arthur Andersen working with small and mid-size companies on a variety of strategic, operational, and financial issues. Prior to his departure, he was one of seven Worldwide Directors of Arthur Andersen’s Industry Group. In that position, he not only built an advisory practice with $300 million of annual revenues, but was also instrumental in facilitating hundreds of domestic and international transactions. He received a B.S. in Business Administration from Wayne State University and is a retired CPA. In addition, he served as Chairman of the Counselors of Real Estate, Chairman of the Counselors of Real Estate Foundation and was a member of the advisory board of the Carlyle Group. Ivan Faggen sits on the board of a number of private companies, most of which are portfolio companies of investment funds managed or sponsored by Triton Pacific Capital Partners, LLC or its affiliates. Mr. Faggen does not sit on the board of any other public companies.

Independent Directors:

Ronald W. Ruther: For the past five years, Mr. Ruther has served as an independent business advisor to small businesses, their owners and a coach to their CEOs. During the past 20 years, he has served on many boards of directors for privately owned companies with annual sales ranging from $10 million to over $150 million. As a Director, Mr. Ruther has served as Chairman of Governance, Audit and Compensation Committees. Prior to this, Mr. Ruther was with Arthur Andersen & Co. for 32 years and took early retirement in 1992. As a tax partner for over 20 years and Head of the Tax Practice in Orange County, California, Mr. Ruther specialized in business consulting, mergers and acquisitions, executive compensation, employee benefits and family wealth planning. His clients ranged from start-ups to large public corporations. Mr. Ruther received a B.S. in Business from Northwestern University and a J.D. from Northwestern Law School. He is a retired CPA and an inactive member of the Illinois Bar.

Marshall Goldberg: For the past five years, Mr. Goldberg has served as the chair of a charitable initiative, an endowment committee and on the boards of several community and charitable organizations. Prior to that, Mr. Goldberg, served in various capacities in a thirty-year career with Prudential Financial Services, Inc. As Corporate Vice President for Agent Training and Manpower Development, he was responsible for agency training for the company’s 35,000 person field force. Mr. Goldberg participated as a lead principal in the development and introduction of its Universal Life insurance product which soon became the dominant variable life contract in the insurance industry. As a Regional Marketing Vice President, he headed several sales organizations staffed by thousands of agents and field staff. As Senior Vice President of the Prudential Home Mortgage Company, he led a national sales and production organization and served on the risk management and enterprise management committees. Mr. Goldberg received a B.S.B.A. in Economics from the University of Florida and acquired several financial services designations.

William Pruitt: For the past five years, Mr. Pruitt has served as the general manager of Pruitt Enterprises, LP and president of Pruitt Ventures, Inc. Previously, Mr. Pruitt served as the managing partner for the Florida, Caribbean and Venezuela operations of the independent auditing firm of Arthur Andersen, LLP. Mr. Pruitt has been an independent board member of multiple boards, including Swisher Hygiene, Inc., NV5, Inc., MAKO Surgical Corp., and PBSJ Corporation. Mr. Pruitt received a B.A. in Business Administration from the University of Miami and is a CPA (inactive).

Executive Officers (who are not directors):

Michael Carroll, Chief Financial Officer and Secretary: Mr. Carroll has served as our Chief Financial Officer and secretary since inception, and has extensive experience in the area of financial accounting and has spent several years at Triton Pacific managing fund finances and investor relations. Prior to joining Triton Pacific, Mr. Carroll managed the business functions and accounts of various political organizations and worked on Capitol Hill. Prior experiences include serving as Deputy Treasurer of Virginians for Jerry Kilgore, a Richmond-based candidate committee, where Mr. Carroll managed the committees’ campaign contributions, totaling over $22 million. Mr. Carroll received a B.S. from Virginia Commonwealth University.

 Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics pursuant to Rule 17j-1 under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and its Chief Financial Officer, as well as the members of the Board. The Company’s code of business conduct and ethics will be supplied free of charge to any requestor by calling the Company at (310) 943-4990. The Company intends to disclose any amendments to or waivers of required provisions of the code of business conduct and ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Risk Oversight and Board Structure

Board Leadership Structure

The Company’s business and affairs are managed under the direction of the Board. Among other things, the Board sets broad policies for the Company and approves the appointment of the Company’s investment advisers, administrator and officers. The role of the Board, and of any individual director, is one of oversight and not of management of the Company’s day-to-day affairs.

Under the Company’s Amended and Restated Bylaws, the Board may designate one of the Company’s directors as chair to preside over meetings of the Board and meetings of stockholders, and to perform such other duties as may be assigned to him or her by the Board. Presently, Mr. Craig Faggen holds the dual positions of chairman of the Board and Chief Executive Officer of the Company and is an “interested person” by virtue of his employment with the Adviser. The Company believes that it is in the best interests of the Company’s stockholders for Mr. Faggen to serve as Chief Executive Officer and Chairman of the Board because of his significant experience in matters of relevance to the Company’s business. The Board has determined that the composition of the Audit Committee (consisting solely of Independent Directors) is an appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as CEO and an interested person of the Company. The Company believes that the Board’s flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of the Company and its stockholders.

Each year, the Independent Directors will designate an Independent Director to serve as the lead Independent Director on the Board. The designation of a lead Independent Director is for a one-year term and a lead Independent Director may be eligible for re-election at the end of that term. If the lead Independent Director is unavailable for a meeting, his or her immediate predecessor will serve as lead Independent Director for such meeting. The lead Independent Director will preside over meetings of the Company’s Independent Board. The lead Independent Director will also serve as a liaison between the Company’s Independent Board and the Company’s management on a wide variety of matters, including agenda items for the Board meetings. Designation as such does not impose on the lead Independent Director any obligations or standards greater than or different from those of the Company’s other directors. Mr. Ruther currently serves as the Independent Board’s lead Independent Director.

All of the Independent Directors play an active role on the Board. The Independent Directors compose a majority of the Board and are closely involved in all material deliberations related to the Company. The Board believes that, with these practices, each Independent Director has an equal involvement in the actions and oversight role of the Board and equal accountability to the Company and its stockholders. The Independent Directors are expected to meet separately (i) as part of each regular Board meeting and (ii) with the Company’s chief compliance officer, as part of at least one Board meeting each year. The Independent Director committee may hold additional meetings at the request of the lead Independent Director or another Independent Director.

The Board believes that its leadership structure—a chair of the Board with the requisite experience, a lead independent director, and committees led by independent directors—is the optimal structure for the Company at this time because it allows the Company’s directors to exercise informed and independent judgment, and allocates areas of responsibility among committees of independent directors and the full Board in a manner that enhances effective oversight. The Board is of the opinion that having a majority of independent directors is appropriate and in the best interest of the Company’s stockholders, but also believes that having two interested persons serve as directors brings both corporate and financial viewpoints that are significant elements in its decision-making process. The Board will review its leadership structure periodically as part of its annual self-assessment process and may make changes to it at any time, including in response to changes in the characteristics or circumstances of the Company.

Board Role in Risk Oversight

The Board oversees the Company’s business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). The Board implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, the Board and its committees receive reports on the Company’s and the Advisers’ activities, including reports regarding the Company’s investment portfolio and financial accounting and reporting. The Board also receives a quarterly report from the Company’s chief compliance officer, who reports on the Company’s compliance with the federal and state securities laws and the Company’s internal compliance policies and procedures as well as those of the Advisor, the managing dealer for the Offering (the “Managing Dealer”), the Company’s administrator and the Company’s transfer agent. The Audit Committee’s meetings with the Company’s independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with the Adviser to receive reports regarding the Company’s operations, including reports on certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior members of the Company’s management.

The Board believes that this role in risk oversight is appropriate for the Company at this time. The Company believes that there are robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of the Company, the Adviser and the Company’s other service providers.

Meetings of the Board of Directors

During the fiscal year of 2017, our board of directors held four board meetings and four Audit Committee meetings. All directors attended all of the meetings of the board of directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Committees of the Board of Directors

Audit Committee

Our audit committee is composed wholly of our independent directors. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available and for determining the net asset value of our shares. The board of directors and audit committee may utilize the services of an independent valuation firm to help them determine the fair value of these securities. Messrs. Pruitt, Goldberg and Ruther are the members of our audit committee, and Mr. Ruther is the chairman. Our board of directors has determined that Mr. Ruther is an “audit committee financial expert ” as defined under relevant SEC rules.

Nominating and Corporate Governance Committee

The board of directors has not designated a separate Nominating and Corporate Governance committee. Instead, the entire board of directors performs the functions of the Nominating and Corporate Governance committee. The Nominating and Corporate Governance committee does not have a written charter. The board (acting as the Nominating and Corporate Governance Committee) is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee thereof, developing and recommending a set of corporate governance principles and overseeing the evaluation of our management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the board of directors, the Company and its stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

●	are of high character and integrity;

●	are accomplished in their respective fields, with superior credentials and recognition;

●	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

●	have sufficient time available to devote to the affairs of the Company;

●	are able to work with the other members of the board of directors and contribute to the success of the Company;

●	can represent the long-term interests of the Company’s stockholders as a whole; and

●	are selected such that with the other members of the board of directors represent a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the board of directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the board of directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves the needs of the Company and its stockholders.

Stockholder Recommendation of Director Candidates to the Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to our secretary at the address set forth on the cover page of this report. Recommendations for individuals to be considered for nomination at the 2019 Annual Meeting must be received by December 31, 2018. Recommendations received after December 31, 2018 will not be considered for nomination at the 2019 Annual Meeting. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Communications Between Stockholders and the Board

The Board welcomes communications from the Company’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: c/o Triton Pacific Investment Corporation, Inc., 6701 Center Drive, Suite 1450, Los Angeles, California 90045. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Compensation of Directors

The fees payable to an Independent Director shall be determined based on the Company’s net assets as of the end of each fiscal quarter and be paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board Meeting Fee	Annual Audit Committee Chairperson Fee	Annual Audit Committee Member Fee	Audit Committee Meeting Fee
$0 to $25 million	--	--	--	--	--
$25 million to $75 million	$20,000	$1,000	$10,000	$2,500	$500
over $75 million	$30,000	$1,000	$12,500	$2,500	$500

Item 11.	Executive Compensation

None of our executive officers will receive direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business will be provided to us by the officers and the employees of our Adviser and Administrator pursuant to the terms of the investment adviser agreement and the administration agreement, respectively.

Compensation Committee

Because none of our executive officers are compensated by the Company, the board does not maintain a separate Compensation Committee. Instead, the entire board performs the functions of the Compensation Committee. The Compensation Committee does not have a written charter.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, the entire Board performed the functions of the Compensation Committee. None of our executive officers has ever served as a director of another entity any of whose executive officers served on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of the nominees for director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 26, 2018.

Shares Beneficially Owned as of April 26, 2018
Name and Address of Beneficial Owner	Number of Shares(1)	Percentage(2)
5% Stockholders

None

Interested Directors:(3)
Craig Faggen	16,687.27	(4)%
Ivan Faggen	--	--

Independent Directors:(3)	--	--
Ronald W. Ruther	--	--
Marshall Goldberg	--	--
William Pruitt

Executive Officers(3)

Michael L. Carroll	--	--

All executive officers and directors as a group (6 persons)	16,687.27	%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with respect to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 1,486,166.98 shares of our common stock issued and outstanding as of April 26, 2018.

(3)	Address is c/o Triton Pacific Adviser, LLC, 6701 Center Drive, Suite 1450, Los Angeles, CA 90045.

(4)	The Company issued 14,815 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $200,003 and has received 1,872.27 shares through the Dividend Reinvestment Program.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of April 26, 2018. We are not part of a “family of investment companies,” as that term is defined in the Investment 1940 Act of 1940, as amended (the “1940 Act”).

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Craig Faggen	Over $100,000	(3)
Ivan Faggen	None
Independent Directors
Ronald W. Ruther	None
Marshall Goldberg	None
William Pruitt	None

(1)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.

(2)	The dollar range of equity securities beneficially owned in the Company as of April 26, 2018. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(3)	The value of equity securities beneficially owned in the Company as of April 26, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company has a code of conduct that generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of conduct for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event, all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

The Company will compensate the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Independent Directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires June 2018 and may continue automatically for successive annual periods, as approved by the Company. The Company paid the Adviser $334,224 in base management fees during the year ended December 31, 2017. In addition, during the year ended December 31, 2017, the Company earned capital gains incentive fees of ($334) based on the performance of its portfolio, all of which was calculated on unrealized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

On March 27, 2014, the Company and its Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, the Adviser, in consultation with the Company, will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses, all as determined by the Company and the Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by the Company, as determined under U.S. Generally Accepted Accounting Principles (“GAAP”) for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of the Company and expenses incurred in connection with its offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to the Company from its offering are at least $25 million, the Adviser will pay up to 100% of both the Company’s organizational and offering expenses and its operating expenses. After the Company receives at least $25 million in net proceeds from its offering, the Adviser may, with the Company’s consent, continue to make expense support payments to the Company in such amounts as are acceptable to the Company and the Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

Under the Expense Reimbursement Agreement as amended, once the Company has received at least $25 million in net proceeds from its offering, during any quarter occurring within three years of the date on which the Company incurred any expenses that are subject to reimbursement, the Company is required to reimburse the Adviser for any expense support payments the Company received from them. However, with respect to any expense support payments attributable to the Company’s operating expenses, (i) the Company will only reimburse the Adviser for expense support payments made by the Adviser to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from the Adviser was made (provided, however, that this clause (i) shall not apply to any reimbursement payment which relates to an expense support payment from the Adviser made during the same fiscal year); and (ii) the Company will not reimburse the Adviser for expense support payments made by the Adviser if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Adviser made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total operating expenses excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses.

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

Of these offering and operating expenses, $1,941,553 has exceeded the three-year period for repayment and will not be repayable by us.

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

The Company or the Adviser may terminate the expense reimbursement agreement at any time upon thirty days’ written notice. The expense reimbursement agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon our liquidation or dissolution. The expense reimbursement agreement expires by its terms on December 31, 2018, unless extended with the mutual consent of us and our Adviser. Upon termination of the Expense Support Agreement we may be required to repay our Adviser all expense support payments made by our Adviser within three years of the date of termination, subject to the limitations contained in the agreement. The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,292,191 as of December 31, 2017.

Beginning with the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the fourth quarter of 2017.

The Company compensates TFA Associates, LLC (an affiliate of the Company) for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires June 2017 and may continue automatically for successive annual periods, as approved by the Company. During the year ended December 31, 2017, the Company paid TFA Associates $301.986 in administrative fees.

The dealer manager for the Company’s public offering is Triton Pacific Securities, LLC, which is one of the Company’s affiliates. During the year ended December 31, 2016, the Company paid the dealer manager $616,188 in sales commissions and dealer fees. Of this amount, $122,150 was retained by Triton Pacific Securities, and the remainder re-allowed to third party participating broker dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Item 14.	Principal Accountant Fees and Services

FGMK, LLC, has been appointed to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. The Company knows of no direct financial or material indirect financial interest of FGMK in the Company. It is expected that a representative of FGMK will be present at the Meeting and will have an opportunity to make a statement if he or she chooses and will be available to answer questions.

Fees

Set forth in the table below are audit fees and non-audit related fees billed to the Company by FGMK for professional services performed for the Company’s fiscal years ended December 31, 2017 and December 31, 2016:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2017	$117,332	$6,820	$9,092	—
2016	$79,000	$17,180	$10,290	—

(1)	“Audit-Related Fees” are those fees billed to the Company by FGMK for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(2)	“Tax Fees” are those fees billed to the Company by FGMK in connection with tax consulting services, including primarily the review of the Company’s income tax returns.

(3)	“All Other Fees” are those fees billed to the Company by FGMK in connection with permitted non-audit services.

During the fiscal years ended December 31, 2017 and December 31, 2016, no non-audit fees were paid to FGMK for services rendered to our Adviser and any entity controlling, controlled by or under common control with our Adviser that provides ongoing services to the Company.

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which FGMK billed the Company for the fiscal years ended December 31, 2017 and December 31, 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a.	Our financial statements were previously listed in the “Index to Consolidated Financial Statements Under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

b.	The following exhibits are filed or incorporated as part of this report.

3.1	Fourth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)

3.3	Articles Supplementary of the Company. (Incorporated by reference to the Company’s Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)

10.1	Dealer Manager Agreement by and between Company and Triton Pacific Securities, LLC. (Incorporated by reference to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

10.2	Form of Participating Dealer Agreement and Participating Dealer Agreement. (Incorporated by reference to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

10.3	License Agreement by and between Company and Triton Pacific Group, Inc. (Incorporated by reference to Exhibit 2(K) filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on June 14, 2011.)

10.4	Administration Agreement by and between the Company and TFA Associates, LLC. (Incorporated by reference, Exhibit 2(K), filed with Pre-Effective Amendment No. 4 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 12, 2012.)

10.5	Investment Advisory Agreement by and between Company and Triton Pacific Adviser, LLC. (Incorporated by reference to Exhibit 2(g), filed with Post-Effective Amendment No. 6 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on July 8, 2013.)

10.6	Investment Sub-Advisory Agreement dated July 24, 2014 between the Company and ZAIS Group, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 30, 2014.)

10.7	Amended and Restated Expense Support and Conditional Reimbursement Agreement by and between the Company and Adviser (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014.)

10.8	Indemnification Agreement dated November 17, 2014 between the Company and Adviser (Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 19, 2014.)

10.9	Agreement dated December 15, 2014 between the Company and its Independent Directors ((Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 17, 2014.)

10.10	Global Custody Agreement dated March 7, 2014 between the Company and The Bank of New York Mellon Trust Company ((Incorporated by reference to Exhibit 2(j) to the Company’s Post-Effective amendment no. 3 to registration statement on Form N-2 (File No. 333-206730) filed on April 3, 2017.)

14.1	Amended Code of Ethics of the Registrant (Incorporated by reference, Exhibit 2(R), filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 29, 2011.)

31.1	Certification of Chief Executive Officer of Triton Pacific Investment Incorporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference, Exhibit 31.1, filed with the Company’s Form 10-K for the year ended December 31, 2017 filed on April 2, 2018.))

31.2	Certification of Chief Financial Officer of Triton Pacific Investment Corporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference, Exhibit 31.1, filed with the Company’s Form 10-K for the year ended December 31, 2017 filed on April 2, 2018)

31.3	Certification of Chief Executive Officer of Triton Pacific Investment Incorporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.4	Certification of Chief Financial Officer of Triton Pacific Investment Incorporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference, Exhibit 32.1, filed with the Company’s Form 10-K for the year ended December 31, 2017 filed on April 2, 2018)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2018.

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

Signature	Title	Date

/s/ Craig J. Faggen Craig J. Faggen	Director and Chairman of the Board and CEO	April 30, 2018

/s/ Ivan Faggen Ivan Faggen	Director	April 30, 2018

/s/ Ronald Ruther Ronald Ruther	Independent Director	April 30, 2018

/s/ William Pruitt William Pruitt	Independent Director	April 30, 2018

/s/ Marshall Goldberg Marshall Goldberg	Independent Director	April 30, 2018