Form 10-Q
period 2018-03-31
Triton Pacific Investment Corporation, Inc.
filed 2018-05-15
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 15, 2018, the Registrant had 1,513,839.20 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	March 31,
	2018	December 31,
	(unaudited)	2017
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,916,389, and $1,916,389, respectively)	$507,648	$537,903
Non-affiliate Investments, at fair value (amortized cost - $13,414,797 and $11,633,659, respectively)	13,368,551	11,497,635
Cash	3,612,132	5,648,505
Principal and interest receivable	28,652	41,027
Prepaid expenses	28,328	48,091
Reimbursement due from Adviser (see Note 4)	184,753	257,628
Deferred offering costs	142,331	84,070

TOTAL ASSETS	$17,872,395	$18,114,859

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$—	$990,000
Accounts payable and accrued liabilities	245,240	249,910
Due to related parties (see Note 4)	35,139	25,712
TOTAL LIABILITIES	280,379	1,265,622

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,486,166.98 and 1,417,233.32 shares issued and outstanding respectively	1,486	1,417
Capital in excess of par value	19,868,852	19,033,890
Accumulated undistributed net realized gains	26,803	65,363
Accumulated overdistributed net investment income	(850,140)	(736,923)
Accumulated unrealized depreciation on investments	(1,454,985)	(1,514,510)
TOTAL NET ASSETS	17,592,016	16,849,237

TOTAL LIABILITIES AND NET ASSETS	$17,872,395	$18,114,859

Net asset value per share of common stock at period end	$11.84	$11.89

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three months ended
	March 31,
	2018	2017
INVESTMENT INCOME
Interest from affiliate investments	$—	$9,618
Interest from non-control/ non-affiliate investments	251,808	170,146
Fee income from non-control/ non-affiliate investments	3,866	3,784

Total investment income	255,674	183,548

OPERATING EXPENSES
Management fees	88,296	79,902
Capital gains incentive fees (see Notes 2 and 4)	—	18,439
Administrator expense	74,395	71,764
Professional fees	62,876	56,870
Insurance expense	19,763	19,736
Offering expense	31,215	—
Other operating expenses	6,828	5,396

Total operating expenses	283,373	252,107

Expense reimbursement from Sponsor	—	(80,847)

Net operating expenses	283,373	171,260

Net investment income/ (loss)	(27,699)	12,288

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	22,650	12,615
Net increase (decrease) in unrealized appreciation on affiliate investments	(30,255)	29,130
Net increase in unrealized appreciation on non-control/ non-affiliate investments	89,780	63,064

Total net realized and unrealized gain on investments	82,175	104,809

NET INCREASE IN NET ASSETS FROM OPERATIONS	$54,476	$117,097

PER SHARE INFORMATION - Basic and Diluted
Net increase in net assets from operations per share	$0.04	$0.12

Weighted average common shares outstanding - basic and diluted	1,445,936	1,016,727

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

THREE MONTHS ended MARCH 31, 2018 AND 2017

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operations
Net investment income/ (loss)	$(27,699)	$12,288
Net realized gain on investments	22,650	12,615
Net increase in unrealized appreciation on investments	59,525	92,194
Net increase in net assets resulting from operations	54,476	117,097
Stockholder distributions (see Note 5)
Distributions from net investment income	(85,819)	(123,244)
Distributions from net realized gain on investments	(60,908)	—
Net decrease in net assets resulting from stockholder distributions	(146,727)	(123,244)
Capital share transactions
Issuance of common stock (see Note 3)	829,856	1,667,349
Reinvestment of stockholder distributions (see Note 3)	82,533	65,679
Repurchase of shares of common stock	(77,359)	(117,654)
Net increase in net assets from capital share transactions	835,030	1,615,374

Total increase in net assets	742,779	1,609,227
Net assets at beginning of period	16,849,237	13,228,702
Net assets at end of period	$17,592,016	$14,837,929
Accumulated overdistributed net investment income	$(850,140)	$(149,971)
Accumulated undistributed net realized gains	$26,803	$21,925

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$54,476	$117,097
Adjustments to reconcile net increase in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(2,452,500)	(2,577,000)
Proceeds from sales and repayments of investments	701,586	438,557
Net realized gain from investments	(22,650)	(12,615)
Net change in unrealized appreciation (depreciation) on investments	(59,525)	(92,194)
Accretion of discount	(7,572)	(8,216)
Net increase in paid-in-kind interest	—	(9,618)
Amortization of deferred offering costs	31,215	—
Change in assets and liabilities
Principal and interest receivable	12,375	(27,903)
Prepaid expenses	19,763	19,736
Reimbursement due from Adviser	72,875	(108,078)
Payable for investments purchased	(990,000)	1,167,125
Accounts payable and accrued liabilities	(4,670)	33,314
Due to related parties	9,427	25,682
NET CASH USED BY OPERATING ACTIVITIES	(2,635,200)	(1,034,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	829,856	1,667,349
Payments on repurchases of shares of common stock	(77,359)	(117,654)
Stockholder distributions	(64,194)	(57,565)
Increases in distributions payable	—	2,941
Offering costs	(89,476)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	598,827	1,495,071

NET INCREASE (DECREASE) IN CASH	(2,036,373)	460,958

CASH - BEGINNING OF PERIOD	$5,648,505	$3,788,901

CASH - END OF PERIOD	$3,612,132	$4,249,859

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$82,533	$65,679

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2018

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—50.06%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (7.36%)	1.36%	5/1/2023	$490,625	$486,317	$489,595
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.57%	8/19/2022	344,750	342,204	338,545
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.69%)	1.69%	7/8/2021	195,000	191,978	196,092
CareerBuilder		Business Services	L+6.75% (8.44%)	1.69%	7/27/2023	487,500	474,137	486,915
Coronado Curragh LLC - Term Loan B		Metals & Mining	L+6.50% (8.80%)	2.30%	3/29/2025	392,857	381,117	388,929
Coronado Curragh LLC - Term Loan C		Metals & Mining	L+6.50% (8.80%)	2.30%	3/21/2025	107,143	103,968	106,071
CRCI Holdings, Inc.		Business Services	L+5.50% (7.19%)	1.69%	8/31/2023	324,564	321,865	326,316
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (6.88%)	1.38%	2/28/2020	338,412	332,377	335,299
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (7.44%)	1.69%	4/3/2020	103,125	101,335	93,328
GK Holdings, Inc.		Business Services	L+6.00% (7.69%)	1.69%	1/20/2021	120,938	120,510	108,348
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.16%)	1.66%	12/20/2024	493,750	488,905	493,158
IG Investments Holdings, LLC		Business Services	L+3.50% (5.19%)	1.69%	10/29/2021	344,675	343,456	349,432
InfoGroup Inc.		Business Services	L+5.00% (6.69%)	1.69%	3/28/2023	495,000	490,826	492,822
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.38%)	1.38%	7/30/2020	186,138	184,061	185,673
McAfee LLC		Business Services	L+4.50% (6.07%)	1.57%	9/27/2024	248,750	246,424	251,636
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.57%	12/5/2023	345,625	337,118	302,215
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.82%)	1.57%	7/1/2019	290,638	290,187	292,091
Prospect Medical Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (7.00%)	1.50%	2/22/2024	500,000	490,192	501,250
Quidditch Acquisition, Inc.		Beverage, Food & Tobacco	L+7.00% (8.84%)	1.84%	3/14/2025	500,000	490,020	503,750
Raley’s		Beverage, Food & Tobacco	L+5.25% (6.82%)	1.57%	5/18/2022	283,503	283,503	286,706
Sahara Parent Inc		Business Services	L+5.00% (6.69%)	1.69%	8/16/2024	348,250	345,031	349,782
SITEL Worldwide Corporation		Business Services	L+5.50% (6.88%)	1.38%	9/20/2021	195,000	194,891	195,780
Strike, LLC		Energy: Oil & Gas	L+8.00% (9.50%)	1.50%	11/30/2022	328,125	319,998	333,047
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.50% (5.92%)	1.42%	1/25/2024	346,506	345,055	351,565
TruGreen Limited Partnership		Consumer Services	L+4.00% (5.54%)	1.54%	4/13/2023	344,768	340,952	349,077
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.38%)	1.38%	7/1/2020	205,740	204,797	198,539
Wirepath LLC		Consumer Services	L+5.25% (6.87%)	1.62%	8/5/2024	497,503	495,183	499,990
Total Senior Secured Loans—First Lien						$8,858,885	$8,746,407	$8,805,951

Senior Secured Loans—Second Lien—25.94%
DG Investment Intermediate Holdings 2 Inc.		Business Services	L+6.75% (8.41%)	1.66%	2/1/2026	500,000	497,549	507,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.69%)	1.69%	10/7/2021	125,000	122,522	101,250
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.57%)	1.57%	10/13/2023	250,000	219,059	71,450
GK Holdings, Inc.		Business Services	L+10.25% (11.94%)	1.69%	1/21/2022	125,000	123,649	96,875
Inmar		Business Services	L+8.00% (9.42%)	1.42%	5/1/2025	500,000	493,335	502,800
McAfee LLC		Business Services	L+8.50% (10.07%)	1.57%	9/26/2025	500,000	497,102	507,750
Neustar, Inc.		High Tech Industries	L+8.00% (9.40%)	1.40%	2/28/2025	750,000	739,679	757,725
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (9.05%)	1.55%	3/28/2025	500,000	498,370	512,500
Oxbow Carbon LLC		Metals & Mining	L+6.00 (10.50%)	4.50%	1/4/2024	500,000	495,212	508,750
Patriot Container Corp.		Environmental	L+7.75% (9.57%)	1.82%	3/16/2026	500,000	490,052	488,750
Rocket Software, Inc.		Business Services	L+9.50% (11.19%)	1.69%	10/14/2024	500,000	491,861	507,250
Total Senior Secured Loans—Second Lien						$4,750,000	$4,668,390	$4,562,600

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF MARCH 31, 2018 (CONTINUED)

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	—
Total Subordinated Convertible Debt						$666,389	$666,389	$—

Equity/Other—2.89%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	507,648
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	—
Total Equity/Other						714,286	$1,250,000	$507,648

TOTAL INVESTMENTS—78.89%							$15,331,186	$13,876,199
OTHER ASSETS IN EXCESS OF LIABILITIES—29.11%								$3,715,817
NET ASSETS - 100.0%								$17,592,016

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2018 represented 2.89% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the three months ended March 31, 2018 in affiliated investments were as follows):

			Three months ended March 31, 2018
Non-controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$537,903	$—	$—	$507,648	$—	$—
Javlin Capital, LLC, Convertible Note	—	—	—	—	—	—
Javlin Capital, LLC, C-2 Preferred Units	—	—	—	—	—	—
Total	$537,903	$—	$—	$507,648	$—	$—

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR, was 2.31175%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2018, 100% of the Company’s total assets represented qualifying assets based on fair market value.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2017

Portfolio Company	Footnotes	Industry	Rate (b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—45.65%
LSF9Atlantis Holdings, LLC		Telecommunications	L+6.00% (7.36%)	1.4%	5/1/2023	$493,750	$489,235	$496,322
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	8/19/2022	345,625	342,933	339,577
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.69%)	1.7%	7/8/2021	195,500	192,300	196,966
CareerBuilder		Business Services	L+6.75% (8.44%)	1.7%	7/27/2023	493,750	479,771	481,406
Coronado Group LLC		Metals & Mining	L+7.00% (8.33%)	1.3%	6/6/2023	386,565	372,943	390,431
CRCI Holdings, Inc.		Business Services	L+5.50% (7.19%)	1.7%	8/31/2023	324,563	321,740	325,781
Deluxe Entertainment Services Group. Inc.		Media: Diversified and Production	L+5.50% (6.88%)	1.4%	2/28/2020	340,762	333,958	334,586
Flavors Holdings. Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (7.44%)	1.7%	4/3/2020	104,687	102,670	97,098
GK Holdings, Inc.		Business Services	L+6.00% (7.69%)	1.7%	1/20/2021	121,250	120,778	97,364
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.16%)	1.7%	12/20/2024	500,000	495,000	496,250
IG Investments Holdings, LLC		Business Services	L+3.50% (5.19%)	1.7%	10/29/2021	345,543	344,239	349,431
InfoGroup Inc.		Business Services	L+5.00% (6.69%)	1.7%	3/28/2023	496,250	491,871	493,769
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.38%)	1.4%	7/30/2020	186,139	183,882	184,509
McAfee LLC		Business Services	L+4.50% (6.07%)	1.6%	9/27/2024	249,375	246,960	248,930
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	12/5/2023	346,500	337,622	278,718
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.82%)	1.6%	7/l/2019	317,021	316.483	318,275
Raley’s		Beverage, Food & Tobacco	L+5.25% (6.82%)	1.6%	5/18/2022	285,967	285,967	289,184
Sahara Parent Inc		Business Services	L+5.00% (6.69%)	1.7%	8/16/2024	349,125	345,783	341,598
SITEL Worldwide Corporation		Business Services	L+5.50% (6.88%)	1.4%	9/20/2021	195,500	195,212	196,314
Strike, LLC		Energy Oil & Gas	L+8.00% (9.50%)	1.5%	11/30/2022	332,500	323,942	337,488
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.50% (5.92%)	1.4%	1/25/2024	347,379	345,866	352,809
TruGreen Limited Partnership		Consumer Services	L+4.00% (5.54%)	1.5%	4/13/2023	345,634	341,640	351,036
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.38%)	1.4%	7/1/2020	208,335	207,283	187,502
Wirepath LLC		Consumer Services	L+5.25% (6.87%)	1.6%	8/5/2024	498,750	496.340	505,608
Total Senior Secured Loans—First Lien						$7,810,470	$7,714,423	$7,690,952

Senior Secured Loans—Second Lien—22.59%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.69%)	1.7%	10/7/2021	125,000	122,343	101,250
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.57%)	1.6%	10/13/2023	250,000	218,903	73,334
GK Holdings, Inc.		Business Services	L+10.25% (11.94%)	1.7%	1/21/2022	125,000	123,559	93,125
Inmar		Business Services	L+8.00% (9.42%)	1.4%	5/1/2025	500,000	493,103	502,813
McAfee LLC		Business Services	L+8.50% (10.07%)	1.6%	9/26/2025	500,000	496,986	502,504
Neustar, Inc.		High Tech Industries	L+8.00% (9.40%)	1.4%	2/28/2025	750,000	739,275	759,844
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (9.05%)	1.6%	3/28/2025	500,000	498,135	512,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.24%)	1.2%	1/19/2020	250,000	240,350	250,938
Oxbow Carbon LLC		Metals & Mining	L+6.00 (10.50%)	4.5%	1/4/2024	500,000	495,034	502,500
Rocket Software, Inc.		Business Services	L+9.50% (11.19%)	1.7%	10/14/2024	500,000	491,548	507,875
Total Senior Secured Loans—Second Lien						$4,000,000	$3,919,236	$3,806,683

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2017 (CONTINUED)

Portfolio Company	Footnotes	Industry	Rate (b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	—
Total Subordinated Convertible Debt						$666,389	$666,389	$—

Equity/Other—3.19%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	537,903
Javlin Capital LLC Class C-2 Preferred Units	(a)(d)(e)	Specialty Finance				214,286	750,000	—
Total Equity/Other						714,286	$1,250,000	$537,903

TOTAL INVESTMENTS—71.43%							$13,550,048	$12,035,538
OTHER ASSETS IN EXCESS OF LIABILITIES—28.57%								$4,813,699
NET ASSETS - 100.0%								$16,849,237

(a)	Affiliated investment as defined by the 1940 Act. whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represented 68.24% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the period ended December 31, 2017 in affiliated investments were as follows:

		Year Ended December 31, 2017				Interest &
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Dividends Credited to Income
ACON IWP Investors I, L.L.C.	$691,072	$—	$—	$537,903	$—	$—
Javlin Capital, LLC, Convertible Note	646,901	19,488	—	—	—	19,488
Javlin Capital, LLC, C-2 Preferred Units	537,229	—	—	—	—	—
Total	$1,875,202	$19,488	$—	$537,903	$—	$19,488

*Gross additions include increases in the cost basis of investments resulting from new portfolio investments. PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR, was 1.69465%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a discussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31,2017, 100% of the Company’s total assets represented qualifying assets.

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three months ended March 31, 2018 and 2017.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, including accounting for investment companies under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies, and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessarily indicative of results expected for any future period. These interim, unaudited financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Management Estimates and Assumptions. The preparation of unaudited, consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ASC Topic 820, Fair Value Measurements and Disclosure, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2018 and 2017, interest income included -0- and $9,618 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended March 31, 2018 and 2017 was -0- and $18,439, respectively.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of March 31, 2018, $3,314,687 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these expenses, $1,941,553 has exceeded the three-year period for repayment and will not be repayable by the Company. For the three months ended March 31, 2018, the Company incurred $89,476 in offering costs that were not reimbursed by the Sponsor, of which $31,215 was expensed by the Company for the three months ended March 31, 2018.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2018 and 2017, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	68,506.32	$918,640	120,883.50	$1,842,000
Reinvestment of Distributions	6,815.35	82,533	4,773.42	65,679
Commissions and Dealer Manager Fees	—	(88,784)	—	(174,651)
Net Proceeds to Company from Share Transactions	75,321.67	$912,389	125,656.92	$1,733,028

Status of Continuous Public Offering

During the three months ended March 31, 2018 and 2017, the Company sold 68,506.32 and 120,883.50 shares of common stock, respectively, for gross proceeds of approximately $918,640 and $1,842,000, at an average price per share of $13.41 and $15.24, respectively. The increase in Capital in excess of par during the three months ended March 31, 2018 and 2017 include reinvested stockholder distributions of $82,533 and $65,679, respectively, for which the Company issued 6,815.35 and 4,773.42 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $88,784 and $174,651 for the three months ended March 31, 2018 and 2017, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the three months ended March 31, 2018 and 2017:

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

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through March 31, 2018, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The table below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Consolidated Statements of Financial Position:

	March 31,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,314,687	3,314,687
Due to related party offset	(4,780,282)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	15,559	15,559
Total Reimbursement due from Adviser	$184,753	$257,628

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of March 31, 2018, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three months ended March 31, 2018 and 2017:

			Three months ended March 31
Related Party	Source Agreement	Description	2018	2017
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$88,296	$79,902
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$—	$18,439
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$74,395	$71,764
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$17,320	$34,770

(1)	During the three months ended March 31, 2018 and 2017, the Company earned capital gains incentive fees of $0 and $18,439, respectively, based on the performance of its portfolio, of all were based on unrealized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the three months ended March 31, 2018 and 2017, the Company paid the Dealer Manager $88,784 and $174,651, respectively, in sales commissions and dealer fees. $17,320 and $34,770 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826	$0	432.69%	—	September 30, 2015
December 31, 2012	$26,111	$0	531.09%	—	December 31, 2015
March 31, 2013	$30,819	$0	N/A	—	March 31, 2016
June 30, 2013	$59,062	$0	N/A	—	June 30, 2016
September 30, 2013	$65,161	$0	N/A	—	September 30, 2016
December 31, 2013	$91,378	$0	455.09%	—	December 31, 2016
March 31, 2014	$68,293	$0	148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of March 31, 2018, $5,292,191 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,780,282, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first quarter of 2018 and fourth quarter of 2017. Of these Operating Expenses in the table above, $1,941,553 has exceeded the three-year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513

On April 24, 2018, the Company authorized and declared a cash distribution of $0.0337 per share for the month of April 2018, to the shareholders of record as of April 26, 2018. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	30,727	25%
Short-term capital gains proceeds from the sale of assets	13,000	9%	11,670	9%
Long-term capital gains proceeds from the sale of assets	47,908	33%	—	—
Distributions from common equity (return of capital)	85,819	58%	—	—
Expense reimbursement from sponsor	—	—	80,847	66%
Total	$146,727	100%	$123,244	100%

(1)	During the three months ended March 31, 2018 and 2017, 97.0% and 90.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 3.0% and 9.7%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

The Company’s net investment income (loss) on a tax basis for the three months ended March 31, 2018 and 2017 was $(27,699) and $30,727, respectively. As of March 31, 2018 and 2017, the Company had $(508,578) and $31,395, respectively, of undistributed (overdistributed) net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the three months ended March 31, 2018 and 2017.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
GAAP basis net investment income (loss)	$(27,699)	$12,288
Reversal of incentive fee accrual on unrealized gains	—	18,439
Other book-tax differences	—	—
Tax-basis net investment income (loss)	$(27,699)	$30,727

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of March 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	Three months ended March 31,
	2018	2017
Undistributed (overdistributed) ordinary income (income and short-term capital gains)	$(535,381)	$8,589
Distributable realized gains (long-term capital gains)	26,803	22,806
Net unrealized appreciation (depreciation) on investments	(1,454,985)	93,860
	$(1,963,563)	$125,255

The $(1,454,985) of net depreciation as of March 31, 2018 includes gross appreciation over amortized tax cost of $223,349 and gross depreciation under amortized tax cost of $(1,678,334). The $93,860 of net appreciation as of March 31, 2017 includes gross appreciation over amortized tax cost of $368,446 and gross depreciation under amortized tax cost of $274,586.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,331,184 and $12,771,399 as of March 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,454,985) and $93,860 as of March 31, 2018 and 2017, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2018 and December 31, 2017:

	Threee months ended March 31, 2018 (Unaudited)			Year Ended December 31, 2017
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans—First Lien	$8,746,407	$8,805,951	63%	$7,714,423	$7,690,952	64%
Senior Secured Loans—Second Lien	4,668,390	4,562,600	33%	3,919,236	3,806,683	32%
Subordinated Debt	666,389	—	0%	666,389	—	0%
Equity/Other	1,250,000	507,648	4%	1,250,000	537,903	4%
Total	$15,331,186	$13,876,199	100%	$13,550,048	$12,035,538	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	2,138,294	15.4%	1,618,327	13.4%
Business Services	4,868,879	35.2%	4,325,419	35.9%
Consumer Services	1,634,316	11.8%	1,671,168	13.9%
Energy: Oil & Gas	333,047	2.4%	337,488	2.8%
Environmental	488,750	3.5%	—	0.0%
Healthcare & Pharmaceuticals	1,204,990	8.7%	734,869	6.1%
High Tech Industries	829,175	6.0%	833,178	6.9%
Hotel, Gaming & Leisure	351,565	2.5%	352,809	2.9%
Media: Diversified and Production	335,299	2.4%	334,586	2.8%
Metals & Mining	1,003,750	7.2%	1,143,870	9.5%
Telecommunications	489,595	3.5%	496,322	4.2%
Wholesale Trade-Nondurable Goods	198,539	1.4%	187,502	1.6%
Total	$13,876,199	100.0%	$12,035,538	100.00%

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

As of March 31, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Three months ended March 31, 2018 (Unaudited)	Year ended December 31, 2017
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	13,876,199	12,035,538
Total	$13,876,199	$12,035,538

The Company’s investments as of March 31, 2018 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the three months ended March 31, 2018 and year ended December 31, 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the three months ended March 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$7,690,952	$3,806,683	$—	$537,903	$12,035,538
Accretion of discount (amortization of premium)	5,570	2,002	—	—	7,572
Net realized gain (loss)	13,000	9,650	—	—	22,650
Net change in unrealized appreciation (depreciation)	83,016	6,764	—	(30,255)	59,525
Purchases	1,465,000	987,500	—	—	2,452,500
Paid-in-kind interest	—	—	—	—	—
Sales and redemptions	(451,586)	(250,000)	—	—	(701,586)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$8,805,951	$4,562,600	$—	$507,648	$13,876,199

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$83,016	$6,764	$—	$(30,255)	$59,525

	For the year ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	21,761	10,005	—	—	31,766
Net realized gain (loss)	50,321	41,115	—	—	91,436
Net change in unrealized appreciation (depreciation)	(104,169)	(55,220)	(666,389)	(690,398)	(1,516,176)
Purchases	4,392,250	2,720,625	—	—	7,112,875
Paid-in-kind interest	—	—	19,488	—	19,488
Sales and redemptions	(3,430,524)	(877,500)	—	—	(4,308,024)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$7,690,952	$3,806,683	$—	$537,903	$12,035,538

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(104,169)	$(55,220)	$—	$(690,398)	$(849,787)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2018 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	8,805,951	Market quotes	Indicative dealer quotes	86.81 - 102.00	99.50
Senior Secured Second Lien Debt	4,562,600	Market quotes	Indicative dealer quotes	26.17 - 103.00	98.95
Subordinated Debt	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	507,648	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$13,876,199

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,690,952	Market quotes	Indicative dealer quotes	78.05 - 102.00	98.73
Senior Secured Second Lien Debt	3,806,683	Market quotes	Indicative dealer quotes	26.67 - 103.00	98.55
Subordinated Debt	—	Distribution waterfall/ liquidation priorities	Book value multiples (x)	N/A	N/A
Equity/Other	—	Distribution waterfall/ liquidation priorities	Book value multiples (x)	N/A	N/A
Equity/Other	537,903	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$12,035,538

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:
Net asset value, beginning of period	$11.89	$13.55
Results of operations(1)
Net investment income (loss)	(0.02)	(0.16)
Net realized and unrealized appreciation (depreciation) on investments(2)	0.06	(1.12)
Net increase (decrease) in net assets resulting from operations	0.04	(1.28)
Stockholder distributions(3)
Distributions from net investment income	(0.09)	(0.41)
Distributions from net realized gain on investments	(0.01)	(0.04)
Net decrease in net assets resulting from stockholder distributions	(0.10)	(0.45)
Capital share transactions
Issuance of common stock(4)	0.01	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.01	0.07
Net asset value, end of period	$11.84	$11.89
Shares outstanding, end of period	1,486,167	1,417,233
Total return(5)	0.4%	-8.9%
Ratio/Supplemental Data:
Net assets, end of period	$17,592,016	$16,849,237
Ratio of net investment income to average net assets	-0.2%	-1.3%
Ratio of total operating expenses to average net assets	1.6%	7.3%
Ratio of expenses reimbursed by sponsor to average net assets	0.0%	0.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.0%	0.0%
Ratio of net operating expenses to average net assets	1.6%	6.7%
Portfolio turnover(6)	4.1%	28.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the three months ended March 31, 2018 and the year ended December 31, 2017.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Portfolio turnover for the three months ended March 31, 2018 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 15, 2018, and notes the following:

For the period beginning April 1, 2018 and ending May 15, 2018, the Company sold 25,278.69 shares of its common stock for total gross proceeds of $333,854, and issued amounts pursuant to its distribution reinvestment plan in the amount of $28,459.

On March 23, 2018, an amendment to Section 61(a) of the Company Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”). If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 21, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last annual report filed on Form 10-K dated April 2, 2018, filed with the Securities and Exchange Commission (the “SEC”) on the same day.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on May 3, 2017. As of May 15, 2018, we have sold a total of 1,513,839.20 shares of common stock for gross proceeds of approximately $22,181,038 including shares issued pursuant to our distribution reinvestment plan in the amount of $715,036, including the reduction due to $604,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $4.51 billion in assets under management as of March 31, 2018. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Portfolio and Investment Activity

During the three months ended March 31, 2018, we made investments in portfolio companies totaling $2,452,500. During the same period, we sold investments and received principal repayments of $701,586. As of March 31, 2018, our investment portfolio, with a total fair value of $13,876,199, consisted of interests in 36 portfolio companies (63.46% in first lien senior secured loans, 32.88% in second lien senior secured loans, 0% in subordinated convertible debt and 3.66% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $167.9 million. As of March 31, 2018, the investments in our debt portfolio were purchased at a weighted average price of 98.4% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 96.3% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 7.26% based upon the amortized cost of our investments and was 7.90% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2018. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and year ended December 31, 2017:

Net Investment Activity	Three months ended March 31, 2018	Year ended December 31, 2017
Purchases	$2,452,500	$7,112,875
Sales and Redemptions	(701,586)	(4,308,024)
Net Portfolio Activity	$1,750,914	$2,804,851

The following tables summarize the composition of our purchases for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three months ended March 31, 2018 (unaudited)		Year ended December 31, 2017
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,465,000	60%	$4,392,250	62%
Senior Secured Loans—Second Lien	987,500	40%	2,720,625	38%
Subordinated Debt	—	0%	—	0%
Equity/Other	—	0%	—	0%
Total	$2,452,500	100%	$7,112,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2018	December 31, 2017
Number of Portfolio Companies	36	32
% Variable Rate (based on fair value)	96.3%	95.5%
% Fixed Rate (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.7%	4.5%
Average Annual EBITDA of Portfolio Companies	167.9MM	162.3MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual (based on amortized cost)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.3%	6.7%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	2,138,294	15.4%	1,618,327	13.4%
Business Services	4,868,879	35.2%	4,325,419	35.9%
Consumer Services	1,634,316	11.8%	1,671,168	13.9%
Energy: Oil & Gas	333,047	2.4%	337,488	2.8%
Environmental	488,750	3.5%	—	0.0%
Healthcare & Pharmaceuticals	1,204,990	8.7%	734,869	6.1%
High Tech Industries	829,175	6.0%	833,178	6.9%
Hotel, Gaming & Leisure	351,565	2.5%	352,809	2.9%
Media: Diversified and Production	335,299	2.4%	334,586	2.8%
Metals & Mining	1,003,750	7.2%	1,143,870	9.5%
Telecommunications	489,595	3.5%	496,322	4.2%
Wholesale Trade-Nondurable Goods	198,539	1.4%	187,502	1.6%
Total	$13,876,199	100.0%	$12,035,538	100.00%

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

The following table shows the distribution of our non-affiliate investments on the 1 to 8 scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$286,706	2.1%	$—	0.0%
2	495,000	3.7%	486,150	4.2%
3	2,766,403	20.7%	4,067,859	35.4%
4	4,124,306	30.9%	2,975,871	25.9%
5	5,026,346	37.6%	3,508,571	30.5%
6	669,790	5.0%	459,184	4.0%
7	—	0.0%	—	0.0%
8	—	0.0%	—	0.0%
	$13,368,551	100.0%	$11,497,635	100.0%

Results of Operations

Investment Income

For the three months ended March 31, 2018 and 2017, we generated $255,674 and $183,548, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $248,102 of cash income and $7,572 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended March 31, 2018. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

Operating Expenses

Total operating expenses before reimbursement from the sponsor totaled $283,373 and $252,107 for the three months ended March 31, 2018 and 2017, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $88,296 and $79,902, respectively, and the incentive fees for the quarters were $0 and $18,439, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $0 and $80,847 for the three months ended March 31, 2018 and 2017.

Our other general and administrative expenses totaled $6,828 and $5,396 for the three months ended March 31, 2018 and 2017, respectively, and consisted of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Licenses and permits	$623	$1,417
Printing fees	940	3,560
Travel expenses	4,713	—
Other	552	419
Total	$6,828	$5,396

Net Investment Income

Our net investment income totaled $(27,699) and $12,288 $(0.02) and $0.01 per share based on weighted average shares outstanding) for the three months ended March 31, 2018 and 2017, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2018, we received principal payments of $701,586, from which we realized a net gain of $22,650. For the three months ended March 31, 2017, we received principal payments of $438,557, from which we realized a net gain of $12,615.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2018 and 2017, net unrealized appreciation totaled $59,525 and $92,194, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2018, we recorded a net income of $54,476 compared to net income of $117,097 for the three months ended March 31, 2017.

Based on 1,445,936 weighted average common shares outstanding for the three months ended March 31, 2018, basic and diluted, our per share net increase in net assets resulting from operations was $0.04.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. Our most recent post-effective amendment was filed with the SEC on April 5, 2018 and has not yet been declared effective. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

The current offering price for our shares is $13.16 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the three months ended March 31, 2018, we sold 68,506.32 shares of our common stock for gross proceeds of $918,640 at an average price per share of $13.41. The increase in capital in excess of par during the three months ended March 31, 2018 include reinvested stockholder distributions of $82,533 for which we issued 6,815.35 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $88,784 for the three months ended March 31, 2018. These sales commissions and fees include $17,320 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar. In April, 2018, our Administrator contracted with SS&C Technologies, Inc. to provide additional accounting services.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through March 31, 2018:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513
April 27, 2017	$0.04000	$44,526
May 25, 2017	$0.04000	$46,364
June 23, 2017	$0.04000	$47,861
July 21, 2017	$0.04000	$48,678
August 29, 2017	$0.03417	$44,767
September 28, 2017	$0.03417	$45,500
October 26, 2017	$0.03417	$46,109
November 27, 2017	$0.03370	$46,685
December 26, 2017	$0.03370	$47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	30,727	25%
Short-term capital gains proceeds from the sale of assets	13,000	9%	11,670	9%
Long-term capital gains proceeds from the sale of assets	47,908	33%	—	—
Distributions from common equity (return of capital)	85,819	58%	—	—
Expense reimbursement from sponsor	—	—	80,847	66%
Total	$146,727	100%	$123,244	100%

(1)	During the three months ended March 31, 2018 and 2017, 97.0% and 90.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 3.0% and 9.7%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

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

Expense Reimbursement Agreement

On March 27, 2014, we and our Adviser agreed to the Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, our Adviser, in consultation with the Company, may pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by us, as determined under generally accepted accounting principles for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of our company and expenses incurred in connection with our offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to us from our offering are at least $25 million, our Adviser may pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our Adviser may, with our consent, continue to make expense support payments to us in such amounts as are acceptable to us and our Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,292,191 as of March 31, 2018.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826	$0	432.69%	—	September 30, 2015
December 31, 2012	$26,111	$0	531.09%	—	December 31, 2015
March 31, 2013	$30,819	$0	N/A	—	March 31, 2016
June 30, 2013	$59,062	$0	N/A	—	June 30, 2016
September 30, 2013	$65,161	$0	N/A	—	September 30, 2016
December 31, 2013	$91,378	$0	455.09%	—	December 31, 2016
March 31, 2014	$68,293	$0	148.96%	—	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	—	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	—	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	—	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Beginning with the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first quarter of 2018. Of these offering and operating expenses, $1,941,553 has exceeded the three-year period for repayment and will not be repayable by us.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Advisor reflected on the chart above:

	March 31,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,314,687	3,314,687
Due to related party offset	(4,780,282)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	15,559	15,559
Total Reimbursement due from Adviser	$184,753	$257,628

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

Asset Coverage

In accordance with the Company Act, the Company is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the Company Act, is at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. As of March 31, 2018 and December 31, 2017, the Company did not have any senior securities.

On March 23, 2018, an amendment to Section 61(a) of the Company Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 Annual Meeting. If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 21, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.

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

We have adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Organization and Offering Expenses

We have incurred certain expenses in connection with the registration of shares of our common stock for sale as discussed in Note 2 of our financial statements– Description of Business and Summary of Significant Accounting Policies. These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. These costs were included in deferred offering costs in the accompanying balance sheets. Simultaneous with the sale of common shares, the deferred offering costs will be reclassified to stockholders’ equity upon the issuance of shares.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 96.3% (based on fair value) of our investments paid variable interest rates, 0% paid fixed rates, and 3.7% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2018:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	-3.06%
Current LIBOR	0.00%
Up 100 basis points	28.27%
Up 200 basis points	40.50%
Up 300 basis points	52.73%

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

In addition, we may have risk regarding portfolio valuation. See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Risks Related to Our Investments.

We may from time to time enter into total return swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into total return swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.

A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.

Risks Related to Business Development Companies.

Recent Legislation may allow us to incur additional leverage.

The Company Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the Company Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 Annual Meeting. If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 21, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.

As a result of this legislation, we will be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Related to Debt Financing.”

Risks Related to Debt Financing

If we borrow money, which we currently intend to do, the potential for gain or loss on amounts invested in our common stock will be magnified and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders we, and therefore you, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to or Adviser.

Changes in interest rates may affect our cost of capital and net investment income.

Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the Company Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

Federal Income Tax Risks

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

Dated: May 15, 2018	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2018	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)