Form 10-K/A
period 2017-12-31
Triton Pacific Investment Corporation, Inc.
filed 2018-07-02
CIK 1521945

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $13.21 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share.

As of July 2, 2018, there were 1,516,257.20 shares of the registrant’s Class A common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

Triton Pacific Investment Corporation, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Form 10-K”), as amended on April 30, 2018 (“Amendment No. 1”). The Company inadvertently omitted the date from the certification of its chief financial officer that was included with Amendment No. 1. The Company is filing this Amendment No. 2 solely to include the dated certification of the Company’s chief financial officer. As required by the rules of the SEC, this Amendment No. 2 includes the new certifications from the Company’s chief executive officer and chief financial officer.

Except as described above, this Amendment No. 2 does not modify or update disclosure in, or exhibits to, the Original Form 10-K or Amendment No. 1. Furthermore, this Amendment No. 2 does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original 10-K or Amendment No. 1.  This Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1 and with our filings with the SEC subsequent to the Original Form 10-K and Amendment No. 1.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this amendment.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July 2018.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

By:	/s/ Craig J. Faggen
CRAIG J. FAGGEN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael L. Carroll
MICHAEL L. CARROLL
Chief Financial Officer
(Principal Financial Officer)