Form 10-Q
period 2018-06-30
Triton Pacific Investment Corporation, Inc.
filed 2018-08-14
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, the Registrant had 1,543,421.21 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	June 30,
	2018	December 31,
	(unaudited)	2017
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,916,389, and $1,916,389, respectively)	$502,524	$537,903
Non-affiliate Investments, at fair value (amortized cost - $13,252,913 and $11,633,659, respectively)	13,080,211	11,497,635
Cash	4,498,620	5,648,505
Principal and interest receivable	20,848	41,027
Prepaid expenses	8,564	48,091
Reimbursement due from Adviser (see Note 4)	448	257,628
Deferred offering costs	215,639	84,070

TOTAL ASSETS	$18,326,854	$18,114,859

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$485,000	$990,000
Accounts payable and accrued liabilities	129,762	249,910
Due to related parties (see Note 4)	146,424	25,712
TOTAL LIABILITIES	761,186	1,265,622

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,518,674.43 and 1,417,233.32 shares issued and outstanding respectively	1,519	1,417
Capital in excess of par value	20,255,307	19,033,890
Accumulated undistributed net realized gains	33,373	65,363
Accumulated overdistributed net investment income	(1,137,964)	(736,923)
Accumulated unrealized depreciation on investments	(1,586,567)	(1,514,510)
TOTAL NET ASSETS	17,565,668	16,849,237

TOTAL LIABILITIES AND NET ASSETS	$18,326,854	$18,114,859

Net asset value per share of common stock at period end	$11.57	$11.89

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest from affiliate investments	$—	$9,870	$—	$19,488
Interest from non-control/ non-affiliate investments	295,463	168,260	547,271	338,406
Fee income from non-control/ non-affiliate investments	3,359	7,500	7,225	11,284

Total investment income	298,822	185,630	554,496	369,178

OPERATING EXPENSES
Management fees	89,300	82,793	177,596	162,695
Capital gains incentive fees (see Notes 2 and 4)	—	(18,773)	—	(334)
Administrator expense	74,833	71,213	149,228	142,977
Professional fees	171,844	58,982	234,720	115,852
Insurance expense	19,763	19,736	39,526	39,472
Offering expense	55,775	—	86,990	—
Other operating expenses	22,320	4,678	29,148	10,074

Total operating expenses	433,835	218,629	717,208	470,736

Expense reimbursement from Adviser	—	—	—	(80,847)

Net operating expenses	433,835	218,629	717,208	389,889

Net investment income/ (loss)	(135,013)	(32,999)	(162,712)	(20,711)

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	6,570	51,950	29,220	64,565
Net decrease in unrealized appreciation on affiliate investments	(5,124)	(1,324,904)	(35,379)	(1,261,840)
Net decrease in unrealized appreciation on non-control/ non-affiliate investments	(126,458)	(85,919)	(36,678)	(56,789)

Total net realized and unrealized loss on investments	(125,012)	(1,358,873)	(42,837)	(1,254,064)

NET DECREASE IN NET ASSETS FROM OPERATIONS	$(260,025)	$(1,391,872)	$(205,549)	$(1,274,775)

PER SHARE INFORMATION - Basic and Diluted
Net decrease in net assets from operations per share	$(0.17)	$(1.21)	$(0.14)	$(1.18)

Weighted average common shares outstanding - basic and diluted	1,509,527	1,147,150	1,478,193	1,082,365

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

SIX MONTHS ended JUNE 30, 2018 AND 2017

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Operations
Net investment income/ (loss)	$(162,712)	$(20,711)
Net realized gain on investments	29,220	64,565
Net decrease in unrealized appreciation on investments	(72,057)	(1,318,629)
Net decrease in net assets resulting from operations	(205,549)	(1,274,775)
Stockholder distributions (see Note 5)
Distributions from net investment income	(238,629)	(214,388)
Distributions from net realized gain on investments	(60,908)	(47,607)
Net decrease in net assets resulting from stockholder distributions	(299,537)	(261,995)
Capital share transactions
Issuance of common stock (see Note 3)	1,130,392	3,136,564
Reinvestment of stockholder distributions (see Note 3)	168,484	139,098
Repurchase of shares of common stock	(77,359)	(143,897)
Net increase in net assets from capital share transactions	1,221,517	3,131,765

Total increase in net assets	716,431	1,594,995
Net assets at beginning of period	16,849,237	13,228,702
Net assets at end of period	$17,565,668	$14,823,697
Accumulated overdistributed net investment income	$(1,137,964)	$(247,848)
Accumulated undistributed net realized gains	$33,373	$—

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(205,549)	$(1,274,775)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities Purchases of investments	(3,432,500)	(4,049,500)
Proceeds from sales and repayments of investments	1,858,419	2,612,752
Net realized gain from investments	(29,220)	(64,564)
Net change in unrealized appreciation (depreciation) on investments	72,057	1,318,628
Accretion of discount	(15,953)	(16,435)
Net increase in paid-in-kind interest	—	(19,488)
Amortization of deferred offering costs	86,990	—
Change in assets and liabilities
Principal and interest receivable	20,179	(13,415)
Prepaid expenses	39,527	39,473
Deferred transaction costs	—
Reimbursement due from Adviser	257,180	(182,035)
Payable for investments purchased	(505,000)	(322,875)
Accounts payable and accrued liabilities	(120,148)	23,642
Due to related parties	120,712	(22,562)
NET CASH USED BY OPERATING ACTIVITIES	(1,853,306)	(1,971,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,130,392	3,136,564
Payments on repurchases of shares of common stock	(77,359)	(143,897)
Stockholder distributions	(131,053)	(122,897)
Increases in distributions payable	—	(12,500)
Offering costs	(218,559)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	703,421	2,857,270

NET INCREASE (DECREASE) IN CASH	(1,149,885)	886,116

CASH - BEGINNING OF PERIOD	$5,648,505	$3,788,901

CASH - END OF PERIOD	$4,498,620	$4,675,017

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$168,484	$139,098

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2018

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—48.93%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (8.00%)	2.00%	5/1/2023	$487,500	$483,403	$483,539
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (8.10%)	2.10%	8/19/2022	343,875	341,477	337,513
CareerBuilder		Business Services	L+6.75% (9.08%)	2.33%	7/27/2023	385,118	372,378	385,599
Coronado Curragh LLC - Term Loan B		Metals & Mining	L+6.50% (8.83%)	2.33%	3/29/2025	391,875	380,551	396,284
Coronado Curragh LLC - Term Loan C		Metals & Mining	L+6.50% (8.83%)	2.33%	3/21/2025	107,143	104,324	108,348
CRCI Holdings, Inc.		Business Services	L+5.50% (8.17%)	2.67%	8/31/2023	324,564	321,991	324,969
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (7.86%)	2.36%	2/28/2020	336,062	330,804	326,541
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (8.08%)	2.33%	4/3/2020	98,839	97,279	91,921
GK Holdings, Inc.		Business Services	L+6.00% (8.33%)	2.33%	1/20/2021	120,625	120,243	110,372
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.59%)	2.09%	12/20/2024	487,500	482,835	483,844
InfoGroup Inc.		Business Services	L+5.00% (7.33%)	2.33%	3/28/2023	493,750	489,784	486,961
Isagenix International LLC		Healthcare & Pharmaceuticals	L+5.75% (8.08%)	2.33%	4/25/2025	500,000	495,125	501,250
McAfee LLC		Business Services	L+4.50% (6.59%)	2.09%	9/27/2024	248,125	245,888	249,765
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (8.09%)	2.09%	12/5/2023	344,750	336,618	272,927
Prospect Medical Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (7.50%)	2.00%	2/22/2024	498,750	489,357	498,750
Quidditch Acquisition, Inc.		Beverage, Food & Tobacco	L+7.00% (9.09%)	2.09%	3/14/2025	498,750	489,126	503,738
Raley's		Beverage, Food & Tobacco	L+5.25% (7.34%)	2.09%	5/18/2022	281,039	281,039	282,795
Sahara Parent Inc		Business Services	L+5.00% (7.09%)	2.09%	8/16/2024	347,375	344,281	348,897
SITEL Worldwide Corporation		Business Services	L+5.50% (7.88%)	2.38%	9/20/2021	194,500	194,571	195,634
Strike, LLC		Energy: Oil & Gas	L+8.00% (10.45%)	2.45%	11/30/2022	323,750	316,060	329,011
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.50% (7.00%)	2.50%	1/25/2024	345,633	344,245	348,226
TruGreen Limited Partnership		Consumer Services	L+4.00% (6.05%)	2.05%	4/13/2023	343,901	340,266	348,200
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (7.39%)	2.39%	7/1/2020	202,579	201,746	195,488
Wirepath LLC		Consumer Services	L+4.50% (6.83%)	2.33%	8/5/2024	496,256	494,028	499,047
Yak Access LLC		Construction & Building	L+5.00% (7.08%)	2.08%	6/29/2025	500,000	485,000	485,000
Total Senior Secured Loans—First Lien						$8,702,259	$8,582,419	$8,594,619

Senior Secured Loans—Second Lien—25.54%
DG Investment Intermediate Holdings 2 Inc.		Business Services	L+6.75% (9.08%)	2.33%	2/1/2026	500,000	497,627	504,375
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (12.33%)	2.33%	10/7/2021	125,000	122,702	96,875
FullBeauty Brands Holding		High Tech Industries	L+9.00% (11.09%)	2.09%	10/13/2023	250,000	219,217	34,584
GK Holdings, Inc.		Business Services	L+10.25% (12.58%)	2.33%	1/21/2022	125,000	123,739	101,875
Inmar		Business Services	L+8.00% (10.09%)	2.09%	5/1/2025	500,000	493,570	502,500
McAfee LLC		Business Services	L+8.50% (10.59%)	2.09%	9/26/2025	500,000	497,219	509,750
Neustar, Inc.		High Tech Industries	L+8.00% (10.09%)	2.09%	2/28/2025	749,792	739,879	727,298
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50% (9.59%)	2.09%	3/28/2025	500,000	498,607	507,500
Oxbow Carbon LLC		Metals & Mining	L+7.50% (9.84%)	2.09%	1/4/2024	500,000	495,393	507,500
Patriot Container Corp.		Environmental	L+7.75% (9.84%)	2.09%	3/16/2026	500,000	490,364	487,500
Rocket Software, Inc.		Business Services	L+9.50% (11.83%)	2.33%	10/14/2024	500,000	492,177	505,835
Total Senior Secured Loans—Second Lien						$4,749,792	$4,670,494	$4,485,592

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF JUNE 30, 2018 (CONTINUED)

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	—
Total Subordinated Convertible Debt						$666,389	$666,389	$—

Equity/Other—2.86%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	502,524
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	—
Total Equity/Other						714,286	$1,250,000	$502,524

TOTAL INVESTMENTS—77.33%							$15,169,302	$13,582,735
OTHER ASSETS IN EXCESS OF LIABILITIES—22.67%								$3,982,933
NET ASSETS - 100.0%								$17,565,668

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2018 represented 3.70% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the six months ended June 30, 2018 in affiliated investments were as follows):

			Six months ended June 30, 2018
	Number of	Fair Value at	Gross Additions	Gross Reductions	Unrealized	Fair Value at	Net Realized	Interest & Dividends
Non-controlled, Affiliated Investments	Shares	December 31, 2017	(Cost)*	(Cost)**	Change in FMV	June 30, 2018	Gain (Loss)	Credited to Income
ACON IWP Investors I, L.L.C.	500,000	$537,903	$—	$—	$(35,379)	$502,524	$—	$—
Javlin Capital, LLC, Convertible Note	666,389	—	—	—	—	—	—	—
Javlin Capital, LLC, C-2 Preferred Units	214,286	—	—	—	—	—	—	—
Total		$537,903	$—	$—	$(35,379)	$502,524	$—	$—

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

(b)	Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR, was 2.33738%.

(c)	Fair value and market value are determined by the Company's board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2018, 100% of the Company’s total assets represented qualifying assets based on fair market value, though the company does own non-qualifying assets as noted by this footnote (e).

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2017

				Base		Principal
				Rate		Amount/ Number	Amortized
Portfolio Company	Footnotes	Industry	Rate(b)	Floor	Maturity	of Shares	Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—45.65%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (7.36%)	1.4%	5/1/2023	$493,750	$489,235	$496,322
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	8/19/2022	345,625	342,933	339,577
CareCentrix, Inc.		Healthcare & Pharmaceuticals	L+5.00% (6.69%)	1.7%	7/8/2021	195,500	192,300	196,966
CareerBuilder		Business Services	L+6.75% (8.44%)	1.7%	7/27/2023	493,750	479,771	481,406
Coronado Group LLC		Metals & Mining	L+7.00% (8.33%)	1.3%	6/6/2023	386,565	372,948	390,431
CRCI Holdings, Inc.		Business Services	L+5.50% (7.19%)	1.7%	8/31/2023	324,563	321,740	325,781
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (6.88%)	1.4%	2/28/2020	340,762	333,958	334,586
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (7.44%)	1.7%	4/3/2020	104,687	102,670	97,098
GK Holdings, Inc.		Business Services	L+6.00% (7.69%)	1.7%	1/20/2021	121,250	120,778	97,364
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.16%)	1.7%	12/20/2024	500,000	495,000	496,250
IG Investments Holdings, LLC		Business Services	L+3.50% (5.19%)	1.7%	10/29/2021	345,543	344,239	349,431
InfoGroup Inc.		Business Services	L+5.00% (6.69%)	1.7%	3/28/2023	496,250	491,871	493,769
Jackson Hewitt, Inc.		Business Services	L+7.00% (8.38%)	1.4%	7/30/2020	186,139	183,882	184,509
McAfee LLC		Business Services	L+4.50% (6.07%)	1.6%	9/27/2024	249,375	246,960	248,930
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (7.57%)	1.6%	12/5/2023	346,500	337,622	278,718
Pre-Paid Legal Services, Inc		Consumer Services	L+5.25% (6.82%)	1.6%	7/1/2019	317,021	316,483	318,275
Raley's		Beverage, Food & Tobacco	L+5.25% (6.82%)	1.6%	5/18/2022	285,967	285,967	289,184
Sahara Parent Inc		Business Services	L+5.00% (6.69%)	1.7%	8/16/2024	349,125	345,783	341,598
SITEL Worldwide Corporation		Business Services	L+5.50% (6.88%)	1.4%	9/20/2021	195,500	195,212	196,314
Strike, LLC		Energy: Oil & Gas	L+8.00% (9.50%)	1.5%	11/30/2022	332,500	323,942	337,488
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.50% (5.92%)	1.4%	1/25/2024	347,379	345,866	352,809
TruGreen Limited Partnership		Consumer Services	L+4.00% (5.54%)	1.5%	4/13/2023	345,634	341,640	351,036
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (6.38%)	1.4%	7/1/2020	208,335	207,283	187,502
Wirepath LLC		Consumer Services	L+5.25% (6.87%)	1.6%	8/5/2024	498,750	496,340	505,608
Total Senior Secured Loans—First Lien						$7,810,470	$7,714,423	$7,690,952

Senior Secured Loans—Second Lien—22.59%
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (11.69%)	1.7%	10/7/2021	125,000	122,343	101,250
FullBeauty Brands Holding		High Tech Industries	L+9.00% (10.57%)	1.6%	10/13/2023	250,000	218,903	73,334
GK Holdings, Inc.		Business Services	L+10.25% (11.94%)	1.7%	1/21/2022	125,000	123,559	93,125
Inmar		Business Services	L+8.00% (9.42%)	1.4%	5/1/2025	500,000	493,103	502,813
McAfee LLC		Business Services	L+8.50% (10.07%)	1.6%	9/26/2025	500,000	496,986	502,504
Neustar, Inc.		High Tech Industries	L+8.00% (9.40%)	1.4%	2/28/2025	750,000	739,275	759,844
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50 (9.05%)	1.6%	3/28/2025	500,000	498,135	512,500
Oxbow Carbon LLC		Metals & Mining	L+7.00 (8.24%)	1.2%	1/19/2020	250,000	240,350	250,938
Oxbow Carbon LLC		Metals & Mining	L+6.00 (10.50%)	4.5%	1/4/2024	500,000	495,034	502,500
Rocket Software, Inc.		Business Services	L+9.50% (11.19%)	1.7%	10/14/2024	500,000	491,548	507,875
Total Senior Secured Loans—Second Lien						$4,000,000	$3,919,236	$3,806,683

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2017 (CONTINUED)

						Principal
						Amount/ Number	Amortized
Portfolio Company	Footnotes	Industry	Rate(b)	Base Rate Floor	Maturity	of Shares	Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	—
Total Subordinated Convertible Debt						$666,389	$666,389	$—

Equity/Other—3.19%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	537,903
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	—
Total Equity/Other						714,286	$1,250,000	$537,903

TOTAL INVESTMENTS—71.43%							$13,550,048	$12,035,538
OTHER ASSETS IN EXCESS OF LIABILITIES—28.57%								$4,813,699
NET ASSETS - 100.00%								$16,849,237

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represented 68.24% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the period ended December 31, 2017 in affiliated investments were as follows:

		Year Ended December 31, 2017
	Fair Value at	Gross Additions	Gross Reductions	Fair Value at	Net Realized	Interest & Dividends
Non-controlled, Affiliated Investments	December 31, 2016	(Cost)*	(Cost)*	December 31, 2017	Gain (Loss)	Credited to Income
ACON IWP Investors I, L.L.C.	$691,072	$—	$—	$537,903	$—	$—
Javlin Capital, LLC, Convertible Note	646,901	19,488	—	—	—	19,488
Javlin Capital, LLC, C-2 Preferred Units	537,229	—	—	—	—	—
Total	$1,875,202	$19,488	$—	$537,903	$—	$19,488

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

Triton Pacific Investment Corporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is publicly registered, non-traded fund focused on private equity, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a "best efforts" basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Offering"). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three and six months ended June 30, 2018 and 2017.

Triton Pacific Adviser, LLC ("Adviser") serves as the Investment Adviser and TFA Associates, LLC (“TFA”) serves as the Administrator. Each of these entities are affiliated with Triton Pacific Group, Inc., a private equity investment management firm, and its subsidiary Triton Pacific Capital Partners, LLC, a private equity investment fund management company, each focused on debt and equity investments for small to mid-sized private companies.

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

ASC Topic 820, Fair Value Measurements, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended June 30, 2018 and 2017, interest income included -0- and $9,870 of PIK interest, respectively. For the six months ended June 30, 2018 and 2017, interest income included -0- and $19,488 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended June 30, 2018 and 2017 was -0- and ($18,773), respectively. The fee for the six months ended June 30, 2018 and 2017 was -0- and ($334), respectively, of which all was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of June 30, 2018, $3,089,687 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these expenses, $2,275,215 has exceeded the three-year period for repayment and will not be repayable by the Company. $225,000 of offering costs from contingent expenses recorded in prior periods were deemed to be non-payable and the Reimbursement from the Adviser was adjusted accordingly. For the three and six months ended June 30, 2018, the Company incurred $129,083 and $218,559, respectively, in offering costs that were not reimbursed by the Sponsor, of which $55,775 and $86,990, respectively, was expensed by the Company for the three and months ended June 30, 2018.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2018 and 2017, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	93,785.01	1,252,492	229,231.44	3,471,312
Reinvestment of Distributions	14,044.11	168,484	10,186.36	139,098
Commissions and Dealer Manager Fees	—	(122,100)	—	(334,748)
Net Proceeds to Company from Share Transactions	107,829.12	$1,298,876	239,417.80	$3,275,662

During the six months ended June 30, 2018 and 2017, the Company sold 93,785.01 and 229,231.44 shares of common stock, respectively, for gross proceeds of approximately $1,252,492 and $3,471,312, at an average price per share of $13.35 and $15.14, respectively. The increase in Capital in excess of par during the six months ended June 30, 2018 and 2017 include reinvested stockholder distributions of $168,484 and $139,098, respectively, for which the Company issued 14,044.11 and 10,186.36 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $122,100 and $334,748 for the six months ended June 30, 2018 and 2017, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the six months ended June 30, 2018 and 2017:

For the Six Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
March 31, 2018	March 28, 2018	6,388.01	11%	$12.11	$77,359
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	13.87	117,654
June 30, 2017	May 12, 2017	1,936.81	6%	13.55	26,244

The Company and its Board of Directors did not authorize a repurchase of shares of common stock for the three months ended June 30, 2018.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through June 30, 2018, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The table below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Consolidated Statements of Financial Position:

	June 30,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,089,687	3,314,687
Due to related party offset	(4,724,476)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due from affiliates	448	15,559
Total Reimbursement due from Adviser	$448	$257,628

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

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2019 and may continue automatically for successive annual periods, as approved by the Company. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of June 30, 2018, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

The Company compensates TFA for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expires July 2019 and may continue automatically for successive annual periods, as approved by the Company. These fees have been reimbursed from the Adviser pursuant to the Expense Reimbursement Agreement discussed below.

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and six months ended June 30, 2018 and 2017:

			Three months ended June 30,		Six months ended June 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$89,300	$82,793	$177,596	$162,695
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$—	$(18,773)	$—	$(334)
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$74,833	$71,213	$149,228	$142,977
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$6,062	$25,465	$23,382	$60,235

(1)	During the six months ended June 30, 2018 and 2017, the Company earned capital gains incentive fees of -0- and ($334), respectively, based on the performance of its portfolio, of which all were based on unrealized losses, respectively. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the six months ended June 30, 2018 and 2017, the Company paid the Dealer Manager $122,100 and $334,748, respectively, in sales commissions and dealer fees. $23,382 and $60,235 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

The following table describes the amounts owed to affiliates as of June 30, 2018:

June 30,
2018
Management fees payable	$129,995
Dealer manager fees payable	4,881
Other amounts due to affiliates	11,548
Total due to affiliates	$146,424

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

The Company or the Adviser may terminate the Expense Reimbursement Agreement at any time upon thirty days’ written notice. The Expense Reimbursement Agreement will automatically terminate upon termination of the Investment Advisory Agreement or upon our liquidation or dissolution. The Expense Reimbursement Agreement expires by its terms on December 31, 2018, unless extended with the mutual consent of The Company and our Adviser. Upon termination of the Expense Reimbursement Agreement we may be required to repay our Adviser all expense support payments made by our Adviser within three years of the date of termination, subject to the limitations contained in the agreement.

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of June 30, 2018, $5,067,191 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,724,476, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first half of 2018 and fourth quarter of 2017. Of these Operating Expenses in the table above, $2,275,215 has exceeded the three-year period for repayment and will not be repayable by the Company. $2,791,976 remains that could potentially be subject to repayment by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2018 and 2017:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752
April 26, 2018	$0.03370	$50,700
May 29, 2018	$0.03370	$51,014
June 27, 2018	$0.03370	$51,096

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513
April 27, 2017	$0.04000	$44,526
May 25, 2017	$0.04000	$46,364
June 23, 2017	$0.04000	$47,861

On July 25, 2018, the Company authorized and declared a cash distribution of $0.0337 per share for the month of July 2018, to the shareholders of record as of July 27, 2018. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	13,000	4%	47,607	18%
Long-term capital gains proceeds from the sale of assets	47,908	16%	—	—
Distributions from common equity (return of capital)	238,629	80%	214,388	82%
Expense reimbursement from sponsor	—	—	—	—
Total	$299,537	100%	$261,995	100%

(1)	During the six months ended June 30, 2018 and 2017, 97.1% and 90.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 2.9% and 9.7%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

The Company’s net investment income (loss) on a tax basis for the six months ended June 30, 2018 and 2017 was ($98,853) and ($15,396), respectively. As of June 30, 2018 and 2017, the Company had ($725,972) and ($182,376), respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the six months ended June 30, 2018 and $5,315 was reversed for the six months ended June 30, 2017.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
GAAP basis net investment income (loss)	$(162,712)	$(20,711)
Reversal of incentive fee accrual on unrealized gains	—	5,315
Other book-tax differences	—	—
Tax-basis net investment income (loss)	$(162,712)	$(15,396)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of June 30, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	Six months ended June 30,
	2018	2017
Undistributed (overdistributed) ordinary income (income and short-term capital gains)	$(823,204)	$(221,259)
Distributable realized gains (long-term capital gains)	33,373	38,883
Net unrealized appreciation (depreciation) on investments	(1,586,567)	(1,316,962)
	$(2,376,398)	$(1,499,338)

The ($1,586,567) of net depreciation as of June 30, 2018 includes gross appreciation over amortized tax cost of $173,818 and gross depreciation under amortized tax cost of $1,760,385. The ($1,316,962) of net depreciation as of June 30, 2017 includes gross appreciation over amortized tax cost of $295,876 and gross depreciation under amortized tax cost of $1,612,838.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,169,302 and $12,139,742 as of June 30, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was ($1,586,567) and ($1,316,962) as of June 30, 2018 and 2017, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2018 and December 31, 2017:

	Six months ended June 30, 2018
	(Unaudited)			Year Ended December 31, 2017
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$8,582,419	$8,594,619	63%	$7,714,423	$7,690,952	64%
Senior Secured Loans—Second Lien	4,670,494	4,485,592	33%	3,919,236	3,806,683	32%
Subordinated Debt	666,389	—	0%	666,389	—	0%
Equity/Other	1,250,000	502,524	4%	1,250,000	537,903	4%
Total	$15,169,302	$13,582,735	100%	$13,550,048	$12,035,538	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	2,093,269	15.4%	1,618,327	13.4%
Business Services	4,226,532	31.0%	4,325,419	35.8%
Construction & Building	485,000	3.6%	—	0.0%
Consumer Services	1,331,091	9.8%	1,671,168	13.9%
Energy: Oil & Gas	329,011	2.4%	337,488	2.8%
Environmental	487,500	3.6%	—	0.0%
Healthcare & Pharmaceuticals	1,502,524	11.1%	734,869	6.1%
High Tech Industries	761,882	5.6%	833,178	6.9%
Hotel, Gaming & Leisure	348,226	2.6%	352,809	2.9%
Media: Diversified and Production	326,541	2.4%	334,586	2.8%
Metals & Mining	1,012,132	7.5%	1,143,870	9.5%
Telecommunications	483,539	3.6%	496,322	4.3%
Wholesale Trade-Nondurable Goods	195,488	1.4%	187,502	1.6%
Total	$13,582,735	100.0%	$12,035,538	100.00%

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

As of June 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Six months ended June 30, 2018 (Unaudited)	Year ended December 31, 2017
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	13,582,735	12,035,538
Total	$13,582,735	$12,035,538

The Company’s investments as of June 30, 2018 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the six months ended June 30, 2018 and year ended December 31, 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the six months ended June 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$7,690,952	$3,806,683	$—	$537,903	$12,035,538
Accretion of discount (amortization of premium)	11,638	4,315	—	—	15,953
Net realized gain (loss)	19,570	9,650	—	—	29,220
Net change in unrealized appreciation (depreciation)	35,671	(72,349)	—	(35,379)	(72,057)
Purchases	2,445,000	987,500	—	—	3,432,500
Paid-in-kind interest	—	—	—	—	—
Sales and redemptions	(1,608,212)	(250,207)	—	—	(1,858,419)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$8,594,619	$4,485,592	$—	$502,524	$13,582,735

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$35,671	$(72,349)	$—	$(35,379)	$(72,057)

	For the year ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total

Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	21,761	10,005	—	—	31,766
Net realized gain (loss)	50,321	41,115	—	—	91,436
Net change in unrealized appreciation (depreciation)	(104,169)	(55,220)	(666,389)	(690,398)	(1,516,176)
Purchases	4,392,250	2,720,625	—	—	7,112,875
Paid-in-kind interest	—	—	19,488	—	19,488
Sales and redemptions	(3,430,524)	(877,500)	—	—	(4,308,024)
Net transfers in or out of Level 3	—	—	—	—	—
Fair value at end of period	$7,690,952	$3,806,683	$—	$537,903	$12,035,538

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(104,169)	$(55,220)	$—	$(690,398)	$(849,787)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2018 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	8,594,619	Market quotes	Indicative dealer quotes	78.13 - 102.08	98.96
Senior Secured Second Lien Debt	4,485,592	Market quotes	Indicative dealer quotes	12.00 - 102.50	98.52
Subordinated Debt	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	—	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	502,524	Market comparables	EBITDA multiples (x)	6.50x - 8.50x	7.50x
Total	$13,582,735

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:
Net asset value, beginning of period	$11.89	$13.55
Results of operations(1)
Net investment income (loss)	(0.11)	(0.16)
Net realized and unrealized appreciation (depreciation) on investments(2)	(0.02)	(1.12)
Net increase (decrease) in net assets resulting from operations	(0.13)	(1.28)
Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.41)
Distributions from net realized gain on investments	(0.01)	(0.04)
Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.45)
Capital share transactions
Issuance of common stock(4)	0.01	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.01	0.07
Net asset value, end of period	$11.57	$11.89
Shares outstanding, end of period	1,518,675	1,417,233
Total return(5)	-1.0%	-8.9%
Ratio/Supplemental Data:
Net assets, end of period	$17,565,668	$16,849,237
Ratio of net investment income to average net assets	-0.9%	-1.3%
Ratio of total operating expenses to average net assets	3.8%	7.3%
Ratio of expenses reimbursed by sponsor to average net assets	0.0%	0.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.0%	0.0%
Ratio of net operating expenses to average net assets	3.8%	6.7%
Portfolio turnover(6)	10.8%	28.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the six months ended June 30, 2018 and the year ended December 31, 2017.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the six months ended June 30, 2018 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on August 14, 2018, and notes the following:

For the period beginning July 1, 2018 and ending August 14, 2018, the Company sold 23,306.79 shares of its common stock for total gross proceeds of $288,111, and issued amounts pursuant to its distribution reinvestment plan in the amount of $28,890.

On March 23, 2018, an amendment to Section 61(a) of the Company Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. As a result, these amendments permit BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity.

On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain additional disclosure requirements, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”). If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.

On August 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pathway Capital Opportunity Fund, Inc. (“PWAY”), a registered closed-end investment company that operates as an interval fund pursuant to Rule 23c-3 under the Company Act. Pursuant to the Merger Agreement and subject to certain conditions described therein, PWAY will merge with and into the Company, with the Company as the surviving entity in the merger (the “Merger”). The respective boards of directors of the Company and PWAY, including the directors who are not “interested persons” as defined in Section 2(a)(19) of the Company Act, determined that the Merger would be in the best interests of each of the Company and PWAY, and further approved the Merger upon the terms and subject to the conditions and limitations set forth in the Merger Agreement. If the proposed Merger is consummated, the holders of shares of PWAY’s Class A common stock, par value $0.01 per share (“PWAY Class A Shares”), will have a right to receive a number of shares of the Company’s Class A common stock, par value $0.001 per share (“TPIC Common Stock”), equal to the result of (A) the PWAY Class A per-share net asset value (“NAV”) divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement, and the holders of shares of PWAY’s Class I common stock, par value $0.01 per share (“PWAY Class I Shares” and, together with the PWAY Class A Shares, the “PWAY Common Stock”), will have a right to receive a number of shares of TPIC Common Stock equal to the result of (A) the PWAY Class I per-share NAV divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement. The closing of the Merger is subject to a number of closing conditions, including the approval of the stockholders of both the Company and PWAY.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last effective registration statement filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2018 and declared effective on June 25, 2018.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on June 25, 2018. As of August 14, 2018, we have sold a total of 1,543,421.21 shares of common stock for gross proceeds of approximately $22,555,529 including shares issued pursuant to our distribution reinvestment plan in the amount of $801,416, including the reduction due to $604,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

Our investment objective is to maximize our portfolio's total return by generating current income from our debt investments and long-term capital appreciation from our equity investments. We will seek to meet our investment objectives by:

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $5.221 billion in assets under management as of June 30, 2018. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

As a BDC, we are permitted under the Company Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. The Company Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the Company Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we would also be required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters.

At a meeting held on April 18, 2018, our Board of Directors, including a “required majority” (as defined in Section 57(o) of the Company Act) approved the application of the modified asset coverage requirements from 200% asset coverage to 150% asset coverage. As a result, and subject to certain additional disclosure requirements as well as the repurchase obligations, both as described above, the 150% minimum asset coverage ratio will apply to the Company effective as of April 18, 2019. We intend to seek stockholder approval to accelerate the decrease of the required asset coverage ratio from 200% to 150%, which would give us the ability to increase the amount of leverage we could incur effective the day after stockholder approval is received.

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

Expenses

Our primary operating expenses are the payment of advisory fees and other expenses under our investment adviser agreement. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We also bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

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

Portfolio and Investment Activity

During the six months ended June 30, 2018, we made investments in portfolio companies totaling $3,432,500. During the same period, we sold investments and received principal repayments of $1,858,419. As of June 30, 2018, our investment portfolio, with a total fair value of $13,582,735, consisted of interests in 33 portfolio companies (63.3% in first lien senior secured loans, 33.0% in second lien senior secured loans, 0% in subordinated convertible debt and 3.7% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $153.7 million. As of June 30, 2018, the investments in our debt portfolio were purchased at a weighted average price of 98.4% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 96.3% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 7.7% based upon the amortized cost of our investments and was 8.4% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2018. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the six months ended June 30, 2018 and year ended December 31, 2017:

Net Investment Activity	Six months ended June 30, 2018	Year ended December 31, 2017
Purchases	$3,432,500	$7,112,875
Sales and Redemptions	(1,858,419)	(4,308,024)
Net Portfolio Activity	$1,574,081	$2,804,851

The following table presents the composition of the total purchases for the six months ended June 30, 2018:

	Six months ended June 30, 2018 (unaudited)		Year ended December 31, 2017
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,445,000	71%	$4,392,250	62%
Senior Secured Loans—Second Lien	987,500	29%	2,720,625	38%
Subordinated Debt	—	0%	—	0%
Equity/Other	—	0%	—	0%
Total	$3,432,500	100%	$7,112,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Number of Portfolio Companies	33	32
% Variable Rate (based on fair value)	96.3%	95.5%
% Fixed Rate (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.7%	4.5%
Average Annual EBITDA of Portfolio Companies	153.7MM	162.3MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual (based on amortized cost)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.7%	6.7%

	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	2,093,269	15.4%	1,618,327	13.4%
Business Services	4,226,532	31.0%	4,325,419	35.8%
Construction & Building	485,000	3.6%	—	0.0%
Consumer Services	1,331,091	9.8%	1,671,168	13.9%
Energy: Oil & Gas	329,011	2.4%	337,488	2.8%
Environmental	487,500	3.6%	—	0.0%
Healthcare & Pharmaceuticals	1,502,524	11.1%	734,869	6.1%
High Tech Industries	761,882	5.6%	833,178	6.9%
Hotel, Gaming & Leisure	348,226	2.6%	352,809	2.9%
Media: Diversified and Production	326,541	2.4%	334,586	2.8%
Metals & Mining	1,012,132	7.5%	1,143,870	9.5%
Telecommunications	483,539	3.6%	496,322	4.3%
Wholesale Trade-Nondurable Goods	195,488	1.4%	187,502	1.6%
Total	$13,582,735	100.0%	$12,035,538	100.00%

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$282,795	2.2%	$—	0.0%
2	504,632	3.9%	486,150	4.2%
3	2,316,579	17.7%	4,067,859	35.4%
4	3,155,729	24.1%	2,975,871	25.9%
5	6,189,361	47.3%	3,508,571	30.5%
6	596,531	4.6%	459,184	4.0%
7	34,584	0.3%	—	0.0%
8	—	0.0%	—	0.0%
	$13,080,211	100.0%	$11,497,635	100.0%

Results of Operations

Investment Income

For the three months ended June 30, 2018 and 2017, we generated $298,822 and $185,630, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $290,440 of cash income and $8,382 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended June 30, 2018. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the six months ended June 30, 2018 and 2017, we generated $554,496 and $369,178, respectively, in investment income in the form of interest and fees earned on senior secured loans. Such revenues represent $538,543 of cash income and $15,953 in non-cash portions related to the accretion of discounts for the six months ended June 30, 2018.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $433,835 and $218,629 for the three months ended June 30, 2018 and 2017, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $89,300 and $82,793, respectively, and the incentive fees for the quarters were -0- and ($18,773), respectively. The sponsor did not reimburse the Company for the three months ended June 30, 2018 and 2017.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $717,208 and $470,736 for the six months ended June 30, 2018 and 2017, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $177,596 and $162,695, respectively, and the incentive fees for the quarters were -0- and ($334), respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company -0- and $80,847 for the six months ended June 30, 2018 and 2017.

Our other general and administrative expenses totaled $22,320 and $4,678 for the three months ended June 30, 2018 and 2017, respectively, and $29,148 and $10,074 for the six months ended June 30, 2018 and 2017, respectively, and consisted of the following:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Licenses and permits	$800	$100	$1,423	$414
Printing fees	9,575	2,592	10,515	6,152
Travel expenses	6,377	1,056	11,090	1,056
Other	5,568	930	6,120	2,452
Total	$22,320	$4,678	$29,148	$10,074

Net Investment Income

Our net investment loss totaled ($135,013) (($0.09) per share) based on weighted average shares outstanding) for the three months ended June 30, 2018 and ($32,999 (($0.03) per share) based on weighted average shares outstanding) for the three months ended June 30, 2017.

Our net investment loss totaled ($162,712) (($0.11) per share based on weighted average shares outstanding) for the six months ended June 30, 2018 and ($20,711) (($0.02)) per share based on weighted average shares outstanding) for the six months ended June 30, 2017.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and six months ended June 30, 2018, we sold investments and received principal payments of $1,156,833 and $1,858,419, from which we realized a net gain of $6,570 and $29,220, respectively. For the three and six months ended June 30, 2017, we sold investments and received principal payments of $2,174,195 and $2,612,752, from which we realized a net gain of $51,950 and $64,565, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2018, net changes in unrealized appreciation were $(131,582) and $(72,057), respectively. For the three and six months ended June 30, 2017, net changes in unrealized appreciation were ($1,410,823) and ($1,318,629), respectively.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2018, we recorded a net loss of ($260,025) and ($205,549), respectively versus net loss of ($1,391,872) and ($1,274,775), respectively, for the three and six months ended June 30, 2017.

Based on 1,509,527 and 1,478,193 weighted average common shares outstanding for the three and six months ended June 30, 2018, basic and diluted, our per share net decrease in net assets resulting from operations was ($0.17) and ($0.14).

For the three and six months ended June 30, 2017, we recorded a net loss of ($1,391,872) and ($1,274,775), respectively versus net income of $155,854 and $258,423, respectively, for the three and six months ended June 30, 2017.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. Our most recent post-effective amendment was filed with the SEC on June 22, 2018 and was declared effective by the SEC on June 25, 2018. The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

The current offering price for our shares is $12.86 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the six months ended June 30, 2018, we sold 93,785.01 shares of our common stock for gross proceeds of $1,252,492 at an average price per share of $13.35. The increase in capital in excess of par during the six months ended June 30, 2018 include reinvested stockholder distributions of $168,484 for which we issued 14,044.11 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $122,100 for the six months ended June 30, 2018. These sales commissions and fees include 23,382 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

At the time of our offering, our Administrator has contracted with Bank of New York Mellon and affiliated entities to provide additional administrative services, while we have directly engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar. In April 2018, our Administrator contracted with SS&C Technologies, Inc. to provide additional accounting services beginning the fourth quarter.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through June 30, 2018:

	Distribution
For the Six Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752
April 26, 2018	$0.03370	$50,700
May 29, 2018	$0.03370	$51,014
June 27, 2018	$0.03370	$51,096

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513
April 27, 2017	$0.04000	$44,526
May 25, 2017	$0.04000	$46,364
June 23, 2017	$0.04000	$47,861
July 21, 2017	$0.04000	$48,678
August 29, 2017	$0.03417	$44,767
September 28, 2017	$0.03417	$45,500
October 26, 2017	$0.03417	$46,109
November 27, 2017	$0.03370	$46,685
December 26, 2017	$0.03370	$47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended June 30, 2018 and June 30, 2017:

	Six months ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	—	—	—	—
Short-term capital gains proceeds from the sale of assets	13,000	4%	47,607	18%
Long-term capital gains proceeds from the sale of assets	47,908	16%	—	—
Distributions from common equity (return of capital)	238,629	80%	214,388	82%
Expense reimbursement from sponsor	—	—	—	—
Total	$299,537	100%	$261,995	100%

(1)	During the six months ended June 30, 2018 and 2017, 97.1% and 90.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 2.9% and 9.7%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

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

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s organization, offering and operating expenses, subject to repayment by us to the Adviser, in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser has agreed to make advances to us to cover certain of our operating expenses. (See "Expense Reimbursement Agreement”, below.)

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,067,191 as of June 30, 2018. This amount reflects the aggregate amount advanced by the Adviser to us and is not the amount that is currently due and owed by us to our Adviser.

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

Beginning with the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first and second quarter of 2018. Of these offering and operating expenses, $2,275,215 has exceeded the three-year period for repayment and will not be repayable by us. $2,791,976 remains that could potentially be subject to repayment by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	June 30,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,089,687	3,314,687
Due to related party offset	(4,724,476)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due from affiliates	448	15,559
Total Reimbursement due from Adviser	$448	$257,628

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

Asset Coverage

In accordance with the Company Act, the Company is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the Company Act, is at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. As of June 30, 2018 and December 31, 2017, the Company did not have any senior securities.

On March 23, 2018, an amendment to Section 61(a) of the Company Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. As a result, these amendments permit BDCs to potentially increase their dept-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity.

On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company. If the Company’s stockholders approve such proposal, the 150% minimum asset coverage ratio will then apply effective as of the first day after stockholder approval. As a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur significantly earlier than if the Company’s stockholders do not vote to approve such proposal.

Recent Developments

On August 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pathway Capital Opportunity Fund, Inc. (“PWAY”), a registered closed-end investment company that operates as an interval fund pursuant to Rule 23c-3 under the Company Act. Pursuant to the Merger Agreement and subject to certain conditions described therein, PWAY will merge with and into the Company, with the Company as the surviving entity in the merger (the “Merger”). The respective boards of directors of the Company and PWAY, including the directors who are not “interested persons” as defined in Section 2(a)(19) of the Company Act, determined that the Merger would be in the best interests of each of the Company and PWAY, and further approved the Merger upon the terms and subject to the conditions and limitations set forth in the Merger Agreement. The closing of the Merger (the “Closing”) is subject to the satisfaction or waiver of certain closing conditions, as described below. It is expected that the Merger will qualify as a “reorganization” under the provisions of Section 368(a) of Internal Revenue Code of 1986, as amended (the “Code”) and shareholders of PWAY generally will not recognize gain or loss in connection with the exchange of their shares of PWAY common stock for shares of the Company’s common stock pursuant to the Merger Agreement.

If the proposed Merger is consummated, the holders of shares of PWAY’s Class A common stock, par value $0.01 per share (“PWAY Class A Shares”), will have a right to receive a number of shares of the Company’s Class A common stock, par value $0.001 per share (“TPIC Common Stock”), equal to the result of (A) the PWAY Class A per-share net asset value (“NAV”) divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement, and the holders of shares of PWAY’s Class I common stock, par value $0.01 per share (“PWAY Class I Shares” and, together with the PWAY Class A Shares, the “PWAY Common Stock”), will have a right to receive a number of shares of TPIC Common Stock equal to the result of (A) the PWAY Class I per-share NAV divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement. Until the Merger is completed, the value of the shares of TPIC Common Stock to be issued in the Merger and the number of shares of the Company Common Stock to be issued to PWAY stockholders may fluctuate or change.

Triton Pacific Adviser, LLC (“TPA”) and ZAIS Group, LLC currently serve as the investment adviser and investment sub-adviser, respectively, to the Company. These entities are expected to no longer serve in such capacities following completion of the Merger, and Prospect Flexible Income Management, LLC (the “New Investment Adviser”), subject to the approval of the Company’s stockholders, is expected to serve as the investment adviser to the combined company following completion of the Merger. In addition, TFA Associates, LLC, which currently serves as the administrator to the Company is also expected to cease to serve in such capacity, and Prospect Administration LLC (“Prospect Administration”) is expected to serve as the administrator and TFA Associates, LLC is expected to serve as the sub-administrator to the combined surviving company following completion of the Merger. Finally, in accordance with the provisions of the Maryland General Corporation Law, the Company’s board of directors has approved the change in the Company’s name to TP Flexible Income Fund, Inc. (“FLEX”), subject to and effective upon consummation of the Merger.

At the effective time of the Merger, the Company’s board of directors will continue to consist of five directors, with each of Prospect Capital Management L.P. (“Prospect Capital Management”) and TPA having the right to nominate one individual for election to the board of directors of the combined surviving company so long as (i) the New Investment Adviser is the investment adviser to the combined surviving company and (ii) such nomination is (A) in accordance with the combined surviving company’s charter, bylaws and applicable law, and (B) consistent with the duties of the board of directors of the combined surviving company. Prospect Capital Management has nominated M. Grier Eliasek, PWAY’s existing Chief Executive and Officer and President, to the combined surviving company’s board of directors, and TPA has nominated Craig J. Faggen, TPIC’s existing Chief Executive Officer and member of its board of directors, to the combined surviving company’s board of directors. In addition, the Company has nominated three new independent directors to the combined surviving company’s board of directors, each of whom is currently an independent director on PWAY’s board of directors. The terms of each of these nominated directors is effective upon consummation of the Merger.

The Merger Agreement contains (a) customary representations and warranties made by each party to the other party, and (b) customary covenants and agreements, including: (i) a covenant by each party to cooperate in the preparation of the proxy materials to be filed in connection with the Merger; and (ii) a covenant by each party to take actions reasonably necessary, proper or advisable to consummate and make effective the transactions contemplated by the Merger Agreement.

As more fully described in the Merger Agreement, the obligations of PWAY and the Company to complete the Merger are subject to the satisfaction or, where permissible, waiver of, certain conditions including the following: (i) the approvals of PWAY and the Company stockholders are obtained at their respective stockholder meetings; (ii) a joint proxy statement and prospectus filed by the Company on Form N-14 (the “Registration Statement”) has become effective and no stop order suspending its effectiveness has been issued and no proceedings for that purpose have been initiated or threatened by the Securities and Exchange Commission (the “SEC”); (iii) all necessary regulatory and statutory approvals (if any) are obtained by each of PWAY and the Company and remain in full force and effect and all statutory waiver periods in respect thereof have expired or been terminated; (iv) any applicable waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or been terminated; (v) no order, injunction or decree or law preventing or making illegal the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement is in effect, and no such suit or proceeding is pending; (vi) the New Investment Adviser is duly registered as an investment adviser under the Investment Advisers Act of 1940, as amended; (vii) a new investment advisory agreement is duly executed and delivered by FLEX and the New Investment Adviser; (viii) a new administration agreement is duly executed and delivered by FLEX and Prospect Administration; (ix) an expense limitation agreement by and between FLEX and the New Investment Adviser (as described in the Registration Statement), is duly executed and delivered by such parties; (x) the Triton Termination and Waiver Agreement (as defined and described in the Registration Statement) is duly executed and delivered by the relevant parties; (xi) a distribution agreement, by and between FLEX and Triton Pacific Securities, LLC, is duly executed and delivered by such parties; and (xii) the truth and accurateness of the representations and warranties and compliance with covenants of each other party in the Merger Agreement, subject to the materiality standards provided in the Merger Agreement.

As more fully described in the Merger Agreement, the Merger Agreement contains certain termination rights for PWAY or the Company, as applicable, including if: (i) the parties mutually agree to terminate; (ii) the Merger has not been completed by December 31, 2018, unless extended in writing with the mutual consent of the Company and PWAY; (iii) any regulatory or statutory approvals required to be obtained by either PWAY or the Company with respect to the Merger or any of the other transactions contemplated by the Merger Agreement have been denied and such denials have become final and nonappealable; (iv) a governmental entity has issued a final and non-appealable order or promulgated a law prohibiting or making illegal the Merger or any of the other transactions contemplated by the Merger Agreement; (v) the stockholders of PWAY fail to approve the Merger and the transactions contemplated thereby (collectively, the “PWAY Stockholder Proposals”); (vi) the PWAY board of directors has changed its recommendation in favor of the PWAY Stockholder Proposals; (vii) the stockholders of the Company fail to approve the Merger and the transactions contemplated thereby (collectively, the “the Company Stockholder Proposals”); (viii) the Company board of directors has changed its recommendation in favor of the Company Stockholder Proposals; (ix) either the Company or PWAY receives a Superior Proposal (as defined in the Merger Agreement) by a third party and the board of directors of the Company or PWAY, as the case may be, approves such entity to enter into definitive documentation with respect to such Superior Proposal and such entity pays the other entity the reasonable, documented out-of-pocket expenses incurred in connection transactions contemplated by the Merger Agreement; or (x) either party breaches its representations, warranties or covenants in the Merger Agreement such that the closing conditions cannot be satisfied. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company or PWAY, as the terminating party, will be required to pay the other party, as the non-terminating party, in cash, an amount equal to such non-terminating party’s reasonable, documented out-of-pocket expenses incurred in connection with the transactions contemplated by the Merger Agreement.

In connection with the proposed Merger, the Company has filed with the SEC a Registration Statement on Form N-14 that includes proxy statements of the Company and PWAY and that also constitutes a prospectus of the Company regarding the TPIC Common Stock to be issued to the stockholders of PWAY in connection with the Merger. The Registration Statement will be mailed to the stockholders of TPIC and PWAY if and when it is declared effective by the SEC.

The description of the Merger Agreement set forth above is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as an exhibit to the Registration Statement on Form N-14 filed by the Company with the SEC on August 13, 2018.

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

We have adopted ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 96.3% (based on fair value) of our investments paid variable interest rates, 0% paid fixed rates, and 3.7% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2018:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	-2.86%
Current LIBOR	0.00%
Up 100 basis points	26.76%
Up 200 basis points	38.21%
Up 300 basis points	49.66%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2018 except as follows:

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

Risks Related to our Failure to Complete Out Merger with PWAY

Termination of the Agreement and Plan of Merger Agreement with Pathway Global Opportunity Fund, Inc. (“PWAY”) or the failure to close the Merger could negatively impact PWAY and the Company.

On August 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PWAY. The merger of PWAY into the Company as contemplated by the Merger Agreement (the “Merger”) is subject to a number of closing conditions, including obtaining stockholder approval of the Merger. If these conditions are not satisfied and the Merger Agreement is terminated, there may be various consequences, including:

●	The Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

●	the payment of any expense reimbursement to the non-terminating party, if required under the circumstances, could adversely affect the financial condition and liquidity of the Company.

The Merger may not be completed. If the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. The Company has incurred out-of-pocket expenses in connection with the Merger for legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

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

Dated: August 14, 2018	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)

