Form 10-Q
period 2018-09-30
Triton Pacific Investment Corporation, Inc.
filed 2018-11-14
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 14, 2018, the Registrant had 1,580,469.90 shares of Class A common stock, $0.001 par value, outstanding.

Part I—Financial Information

Item 1: Financial Statements

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of Financial Position

	September 30,
	2018	December 31,
	(unaudited)	2017
ASSETS

Affiliate Investments, at fair value (amortized cost - $1,916,389 and $1,916,389, respectively)	$501,742	$537,903
Non-affiliate Investments, at fair value (amortized cost - $13,189,371 and $11,633,659, respectively)	13,003,062	11,497,635
Cash	4,921,673	5,648,505
Principal and interest receivable	25,410	41,027
Prepaid expenses	10,697	48,091
Reimbursement due from Adviser (see Note 4)	-	257,628
Due from affiliates	886	-
Deferred offering costs	205,174	84,070

TOTAL ASSETS	$18,668,644	$18,114,859

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$495,000	$990,000
Accounts payable and accrued liabilities	129,510	249,910
Due to related parties (see Note 4)	119,980	25,712
TOTAL LIABILITIES	744,490	1,265,622

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value, 75,000,000 shares authorized, 1,573,804.22 and 1,417,233.32 shares issued and outstanding respectively	1,571	1,417
Capital in excess of par value	20,899,977	19,033,890
Accumulated undistributed net realized gains	37,415	65,363
Accumulated overdistributed net investment income	(1,413,853)	(736,923)
Accumulated unrealized depreciation on investments	(1,600,956)	(1,514,510)
TOTAL NET ASSETS	17,924,154	16,849,237

TOTAL LIABILITIES AND NET ASSETS	$18,668,644	$18,114,859

Net asset value per share of common stock at period end	$11.39	$11.89

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest from affiliate investments	$-	$-	$-	$19,488
Interest from non-control/ non-affiliate investments	302,265	198,075	849,536	536,481
Fee income from non-control/ non-affiliate investments	277	29,413	7,502	40,697

Total investment income	302,542	227,488	857,038	596,666

OPERATING EXPENSES
Management fees	91,593	83,459	269,189	246,154
Capital gains incentive fees (see Notes 2 and 4)	-	-	-	(334)
Administrator expense	66,558	70,495	215,786	213,473
Professional fees	134,179	99,062	368,899	214,914
Insurance expense	17,791	17,779	57,317	57,251
Offering expense	83,942	-	170,932	-
Other operating expenses	27,339	13,095	56,487	23,168

Total operating expenses	421,402	283,890	1,138,610	754,626

Expense reimbursement from Sponsor	-	-	-	(80,847)

Net operating expenses	421,402	283,890	1,138,610	673,779

Net investment income/ (loss)	(118,860)	(56,402)	(281,572)	(77,113)

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain on non-affiliated investments	3,740	26,569	32,960	91,134
Net decrease in unrealized appreciation on affiliate investments	(782)	(88,923)	(36,161)	(1,350,763)
Net decrease in unrealized appreciation on non-control/ non-affiliate investments	(13,607)	(42,474)	(50,285)	(99,262)

Total net realized and unrealized loss on investments	(10,649)	(104,828)	(53,486)	(1,358,891)

NET DECREASE IN NET ASSETS FROM OPERATIONS	$(129,509)	$(161,230)	$(335,058)	$(1,436,004)

PER SHARE INFORMATION - Basic and Diluted
Net decrease in net assets from operations per share	$(0.08)	$(0.13)	$(0.22)	$(1.26)

Weighted average common shares outstanding - basic and diluted	1,544,718	1,266,225	1,500,612	1,143,880

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED StatementS of CHANGES IN NET ASSETS

NINE MONTHS ended SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Operations
Net investment income/ (loss)	$(281,572)	$(77,113)
Net realized gain on investments	32,960	91,134
Net decrease in unrealized appreciation on investments	(86,446)	(1,450,025)
Net decrease in net assets resulting from operations	(335,058)	(1,436,004)
Stockholder distributions (see Note 5)
Distributions from net investment income	(395,356)	(341,207)
Distributions from net realized gain on investments	(60,908)	(59,732)
Net decrease in net assets resulting from stockholder distributions	(456,264)	(400,939)
Capital share transactions
Issuance of common stock (see Note 3)	1,686,734	4,817,586
Reinvestment of stockholder distributions (see Note 3)	256,864	214,336
Repurchase of shares of common stock	(77,359)	(217,307)
Net increase in net assets from capital share transactions	1,866,239	4,814,615

Total increase in net assets	1,074,917	2,977,672
Net assets at beginning of period	16,849,237	13,228,702
Net assets at end of period	$17,924,154	$16,206,374
Accumulated overdistributed net investment income	$(1,413,853)	$(431,069)
Accumulated undistributed net realized gains	$37,415	$14,444

The accompanying notes are an integral part of these statements.

Triton Pacific Investment Corporation, Inc.

CONSOLIDATED Statements of CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(335,058)	$(1,436,004)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities
Purchases of investments	(4,426,250)	(6,118,500)
Proceeds from sales and repayments of investments	2,928,272	3,921,509
Net realized gain from investments	(32,960)	(91,134)
Net change in unrealized appreciation (depreciation) on investments	86,445	1,450,025
Accretion of discount	(24,773)	(23,918)
Net increase in paid-in-kind interest	-	(19,488)
Amortization of deferred offering costs	170,932	-
Change in assets and liabilities
Principal and interest receivable	15,617	(7,301)
Prepaid expenses	37,394	(21,803)
Deferred transaction costs	-	-
Reimbursement due from Adviser	257,628	(224,004)
Due from affiliates	(886)	-
Payable for investments purchased	(495,000)	175,875
Accounts payable and accrued liabilities	(120,400)	115,248
Due to related parties	94,268	(31,874)
NET CASH USED BY OPERATING ACTIVITIES	(1,844,771)	(2,311,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,686,734	4,817,586
Payments on repurchases of shares of common stock	(77,359)	(217,307)
Stockholder distributions	(199,400)	(186,603)
Increases in distributions payable	-	(16,574)
Offering costs	(292,036)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,117,939	4,397,102

NET INCREASE (DECREASE) IN CASH	(726,832)	2,085,733

CASH - BEGINNING OF PERIOD	$5,648,505	$3,788,901

CASH - END OF PERIOD	$4,921,673	$5,874,634

Supplemental schedule of non-cash investing activities
Reinvestment of stockholder distributions	$256,864	$214,336

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2018

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Senior Secured Loans—First Lien—44.55%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (8.12%)	2.12%	5/1/2023	$484,375	$480,491	$469,238
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (8.39%)	2.39%	8/19/2022	343,000	340,751	334,425
CareerBuilder		Business Services	L+6.75% (9.14%)	2.39%	7/27/2023	369,112	357,002	369,804
Coronado Curragh LLC - Term Loan B		Metals & Mining	L+6.50% (8.89%)	2.39%	3/29/2025	345,543	334,639	349,862
Coronado Curragh LLC - Term Loan C		Metals & Mining	L+6.50% (8.89%)	2.39%	3/21/2025	94,475	92,018	95,656
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (7.84%)	2.34%	2/28/2020	333,512	329,039	306,831
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (8.14%)	2.39%	4/3/2020	98,839	97,511	92,415
GK Holdings, Inc.		Business Services	L+6.00% (8.39%)	2.39%	1/20/2021	120,313	119,976	112,191
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (8.74%)	2.24%	12/20/2024	481,250	476,768	471,625
InfoGroup Inc.		Business Services	L+5.00% (7.39%)	2.39%	3/28/2023	492,500	488,744	492,091
Isagenix International LLC		Healthcare & Pharmaceuticals	L+5.75% (8.14%)	2.39%	4/25/2025	493,750	489,056	494,984
McAfee LLC		Business Services	L+4.50% (6.74%)	2.24%	9/27/2024	247,500	245,353	249,843
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (8.24%)	2.24%	12/5/2023	343,875	336,121	250,169
Prospect Medical Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (7.63%)	2.13%	2/22/2024	497,500	488,527	505,584
Quidditch Acquisition, Inc.		Beverage, Food & Tobacco	L+7.00% (9.17%)	2.17%	3/14/2025	497,500	488,237	506,206
Raley’s		Beverage, Food & Tobacco	L+5.25% (7.49%)	2.24%	5/18/2022	187,277	187,277	188,447
Sahara Parent Inc		Business Services	L+5.00% (7.26%)	2.26%	8/16/2024	346,500	343,533	347,713
Strike, LLC		Energy: Oil & Gas	L+8.00% (10.59%)	2.59%	11/30/2022	319,375	312,126	324,166
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.00% (6.16%)	2.16%	1/25/2024	498,750	497,795	505,296
TruGreen Limited Partnership		Consumer Services	L+4.00% (6.13%)	2.13%	4/13/2023	343,035	339,583	347,109
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (7.34%)	2.34%	7/1/2020	199,417	198,695	190,443
Wirepath LLC		Consumer Services	L+4.50% (6.74%)	2.24%	8/5/2024	495,009	492,873	497,793
Yak Access LLC		Construction & Building	L+5.00% (7.14%)	2.14%	6/29/2025	500,000	485,424	483,750
Total Senior Secured Loans—First Lien						$8,132,407	$8,021,538	$7,985,641

Senior Secured Loans—Second Lien—27.99%
DG Investment Intermediate Holdings 2 Inc.		Business Services	L+6.75% (8.99%)	2.24%	2/1/2026	500,000	497,706	504,375
Encino Acquisition Partners Holdings, LLC		Energy: Oil & Gas	L+6.75% (7.75%)	1.00%	9/26/2025	500,000	495,000	502,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (12.39%)	2.39%	10/7/2021	125,000	122,885	109,375
FullBeauty Brands Holding		High Tech Industries	L+9.00% (11.34%)	2.34%	10/13/2023	250,000	219,377	22,000
GK Holdings, Inc.		Business Services	L+10.25% (12.64%)	2.39%	1/21/2022	125,000	123,830	104,063
Inmar		Business Services	L+8.00% (10.24%)	2.24%	5/1/2025	500,000	493,807	502,500
McAfee LLC		Business Services	L+8.50% (10.74%)	2.24%	9/26/2025	500,000	497,338	511,250
Neustar, Inc.		High Tech Industries	L+8.00% (10.24%)	2.24%	2/28/2025	749,792	740,292	746,043
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50% (9.58%)	2.08%	3/28/2025	500,000	498,846	506,250
Oxbow Carbon LLC		Metals & Mining	L+7.50% (9.74%)	2.24%	1/4/2024	500,000	495,575	512,500
Patriot Container Corp.		Environmental	L+7.75% (9.96%)	2.21%	3/16/2026	500,000	490,680	490,000
Rocket Software, Inc.		Business Services	L+9.50% (11.89%)	2.39%	10/14/2024	500,000	492,497	506,565
Total Senior Secured Loans—Second Lien						$5,249,792	$5,167,833	$5,017,421

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

AS OF SEPTEMBER 30, 2018 (CONTINUED)

(UNAUDITED)

Portfolio Company	Footnotes	Industry	Rate (b)	Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(f)	Fair Value(c)
Subordinated Convertible Debt—0.00%
Javlin Capital LLC Subordinated Convertible Note	(a) (e)	Specialty Finance	6.00%		3/31/2020	666,389	666,389	-
Total Subordinated Convertible Debt						$666,389	$666,389	$-

Equity/Other—2.80%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	501,742
Javlin Capital LLC Class C-2 Preferred Units	(a) (d) (e)	Specialty Finance				214,286	750,000	-
Total Equity/Other						714,286	$1,250,000	$501,742

TOTAL INVESTMENTS—75.34%							$15,105,760	$13,504,804
OTHER ASSETS IN EXCESS OF LIABILITIES—24.66%								$4,419,350
NET ASSETS - 100.0%								$17,924,154

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at September 30, 2018 represented 2.80% of the Company’s net assets. Fair value as of December 31, 2017 along with transactions during the nine months ended September 30, 2018 in affiliated investments were as follows):

			Nine months ended September 30, 2018
Non-controlled, Affiliated Investments	Number of Shares	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Fair Value at September 30, 2018	Net Realized Gain (Loss)	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	500,000	$537,903	$-	$-	$(36,161)	$501,742	$-	$-
Javlin Capital, LLC, Convertible Note	666,389	-	-	-	-	-	-	-
Javlin Capital, LLC, C-2 Preferred Units	214,286	-	-	-	-	-	-	-
Total		$537,903	$-	$-	$(36,161)	$501,742	$-	$-

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

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate spread.

As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR, was 2.39600%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	Security held within TPJ Holdings, Inc., a wholly-owned subsidiary of the Company. See Note 2 for a dicussion on the basis of consolidation.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2018, 100% of the Company’s total assets represented qualifying assets based on fair market value, though the company does own non-qualifying assets as noted by this footnote (e).

(f)	See Note 5 for a discussion of the tax cost of the portfolio.

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

Triton Pacific Investment Corporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Triton Pacific Investment Corporation, Inc. (the “Company”), incorporated in Maryland on April 29, 2011, is a publicly registered, non-traded fund focused on private equity, structured as a business development company, that primarily makes structured equity and debt investments in small to mid-sized private U.S. companies. Structured equity refers to derivative investment products, including convertible notes and warrants, designed to facilitate highly customized risk-return objectives. Pursuant to the Articles of Incorporation, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. The Company has one wholly-owned subsidiary through which it holds interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the three and nine months ended September 30, 2018 and 2017.

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

ASC Topic 820, Fair Value Measurement, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2018 and 2017, interest income included -0- and -0- of PIK interest, respectively. For the nine months ended September 30, 2018 and 2017, interest income included -0- and $19,488 of PIK interest, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. The fee for the three months ended September 30, 2018 and 2017 was -0- and -0-, respectively. The fee for the nine months ended September 30, 2018 and 2017 was -0- and ($334), respectively, of which all was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of September 30, 2018, $3,089,687 of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these expenses, $1,574,616 has exceeded the three-year period for repayment and will not be repayable by the Company. $225,000 of offering costs from contingent expenses recorded in prior periods were deemed to be non-payable and the Reimbursement from the Adviser was adjusted accordingly. For the three and nine months ended September 30, 2018, the Company incurred $73,477 and $292,036, respectively, in offering costs that were not reimbursed by the Sponsor, of which $83,942 and $170,932, respectively, was expensed by the Company for the three and nine months ended September 30, 2018.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2018 and 2017, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Gross proceeds from Offering	141,332.86	$1,865,205	362,028.61	$5,320,227
Reinvestment of Distributions	21,626.05	256,864	16,105.02	214,336
Commissions and Dealer Manager Fees	-	(178,471)	-	(502,640)
Net Proceeds to Company from Share Transactions	162,958.91	$1,943,598	378,133.63	$5,031,923

During the nine months ended September 30, 2018 and 2017, the Company sold 141,322.86 and 362,028.61 shares of common stock, respectively, for gross proceeds of approximately $1,865,205 and $5,320,227, at an average price per share of $13.20 and $14.70, respectively. The increase in capital in excess of par value during the nine months ended September 30, 2018 and 2017 include reinvested stockholder distributions of $256,864 and $214,336, respectively, for which the Company issued 21,626.05 and 16,105.02 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $178,471 and $502,640 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table provides information concerning the Company’s repurchase of shares of common stock during the nine months ended September 30, 2018 and 2017:

For the Nine Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Average Price Paid Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
March 31, 2018	March 28, 2018	6,388.01	11%	$12.11	$77,359
Fiscal 2017
March 31, 2017	January 20, 2017	8,482.60	27%	13.87	117,654
June 30, 2017	May 12, 2017	1,936.81	6%	13.55	26,244
September 30, 2017	September 25, 2017	5,968.22	9%	12.30	73,409

The Company and its board did not authorize a repurchase for the three months ended September 30, 2018 nor the three months ended June 30, 2018.

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Adviser and TFA and their affiliates will receive compensation and reimbursement for services relating to our offering and the investment and management of its assets.

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through September 30, 2018, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The table below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Consolidated Statements of Financial Position:

	September 30,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,089,687	3,314,687
Due to related party offset	(4,724,476)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	886	15,559
Total Reimbursement due from Adviser	$886	$257,628

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

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of September 30, 2018, the Company has two affiliate investments in ACON IWP Investors I, L.L.C and Javlin Capital, LLC (held by TPJ Holdings, Inc., a wholly-owned subsidiary.)

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

The following table describes the fees and expenses accrued under the investment advisory and administration agreement and the dealer manager agreement during the three and nine months ended September 30, 2018 and 2017:

			Three months ended September 30,		Nine months ended September 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$91,593	$83,459	$269,189	$246,154
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$-	$-	$-	$(334)
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$66,558	$70,495	$215,786	$213,473
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$11,427	$37,201	$34,809	$97,435

(1)	During the nine months ended September 30, 2018 and 2017, the Company earned capital gains incentive fees of -0- and ($334), respectively, based on the performance of its portfolio, of which all were based on unrealized losses, respectively. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the nine months ended September 30, 2018 and 2017, the Company paid the Dealer Manager $178,471 and $502,640, respectively, in sales commissions and dealer fees. $34,809 and $97,435 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

The following table describes the amounts owed to affiliates as of September 30, 2018:

September 30,
2018
Management fees payable	$91,593
Dealer manager fees payable	5,610
Other amounts due to affiliates	22,777
Total due to affiliates	$119,980

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

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826	$0	432.69%	-	September 30, 2015
December 31, 2012	$26,111	$0	531.09%	-	December 31, 2015
March 31, 2013	$30,819	$0	N/A	-	March 31, 2016
June 30, 2013	$59,062	$0	N/A	-	June 30, 2016
September 30, 2013	$65,161	$0	N/A	-	September 30, 2016
December 31, 2013	$91,378	$0	455.09%	-	December 31, 2016
March 31, 2014	$68,293	$0	148.96%	-	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	-	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	-	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	-	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for Operating Expenses and from the break of escrow on June 25, 2014 for Offering Expenses. As of September 30, 2018, $5,067,191 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,724,476, representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first nine months of 2018 and fourth quarter of 2017. Of these Operating Expenses in the table above, $2,663,810 has exceeded the three-year period for repayment and will not be repayable by the Company. $2,403,381 remains that could potentially be subject to repayment by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2018 and 2017:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752
April 26, 2018	$0.03370	$50,700
May 29, 2018	$0.03370	$51,014
June 27, 2018	$0.03370	$51,096
July 27, 2018	$0.03370	$51,473
August 27, 2018	$0.03370	$52,453
September 25, 2018	$0.03370	$52,802

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513
April 27, 2017	$0.04000	$44,526
May 25, 2017	$0.04000	$46,364
June 23, 2017	$0.04000	$47,861
July 21, 2017	$0.04000	$48,678
August 29, 2017	$0.03417	$44,767
September 28, 2017	$0.03417	$45,500

On October 23, 2018, the Company authorized and declared a cash distribution of $0.0337 per share for the month of October 2018, to the shareholders of record as of October 25, 2018. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-
Borrowings	-	-	-	-
Net investment income(1)	-	-	-	-
Short-term capital gains proceeds from the sale of assets	13,000	3%	47,998	12%
Long-term capital gains proceeds from the sale of assets	47,908	11%	-	-
Distributions from common equity (return of capital)	395,356	86%	352,941	88%
Expense reimbursement from sponsor	-	-	-	-
Total	$456,264	100%	$400,939	100%

(1)	During the nine months ended September 30, 2018 and 2017, 97.1% and 92.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 2.9% and 7.3%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

The Company’s net investment income (loss) on a tax basis for the nine months ended September 30, 2018 and 2017 was ($281,572) and ($77,447), respectively. As of September 30, 2018 and 2017, the Company had ($1,316,612) and ($356,802), respectively, of undistributed net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP basis net investment income and its tax basis net investment income is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the nine months ended September 30, 2018 and ($334) was reversed for the nine months ended September 30, 2017.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
GAAP basis net investment income (loss)	$(281,572)	$(77,113)
Reversal of incentive fee accrual on unrealized gains	-	(334)
Other book-tax differences	-	-
Tax-basis net investment income (loss)	$(281,572)	$(77,447)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of September 30, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:

	Nine months ended September 30,
	2018	2017
Undistributed (overdistributed) ordinary income (income and short-term capital gains)	$(1,354,027)	$(421,863)
Distributable realized gains (long-term capital gains)	37,415	65,061
Net unrealized appreciation (depreciation) on investments	(1,600,956)	(1,448,359)
	$(2,917,568)	$(1,805,161)

The ($1,600,956) of net depreciation as of September 30, 2018 includes gross appreciation over amortized tax cost of $200,456 and gross depreciation under amortized tax cost of $1,801,412. The ($1,448,359) of net depreciation as of September 30, 2017 includes gross appreciation over amortized tax cost of $191,929 and gross depreciation under amortized tax cost of $1,640,288.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,105,760 and $12,934,038 as of September 30, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was ($1,600,956) and ($1,448,359) as of September 30, 2018 and 2017, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2018 and December 31, 2017:

	Nine months ended September 30, 2018
	(Unaudited)			Year Ended December 31, 2017
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$8,021,538	$7,985,641	59%	$7,714,423	$7,690,952	64%
Senior Secured Loans—Second Lien	5,167,833	5,017,421	37%	3,919,236	3,806,683	32%
Subordinated Debt	666,389	-	0%	666,389	-	0%
Equity/Other	1,250,000	501,742	4%	1,250,000	537,903	4%
Total	$15,105,760	$13,504,804	100%	$13,550,048	$12,035,538	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	1,987,287	14.7%	1,618,327	13.4%
Business Services	3,700,395	27.5%	4,325,419	35.8%
Construction & Building	483,750	3.6%	-	0.0%
Consumer Services	1,316,527	9.7%	1,671,168	13.9%
Energy: Oil & Gas	826,666	6.1%	337,488	2.8%
Environmental	490,000	3.6%	-	0.0%
Healthcare & Pharmaceuticals	1,502,310	11.1%	734,869	6.1%
High Tech Industries	768,043	5.7%	833,178	6.9%
Hotel, Gaming & Leisure	505,296	3.7%	352,809	2.9%
Media: Diversified and Production	306,831	2.3%	334,586	2.8%
Metals & Mining	958,018	7.1%	1,143,870	9.5%
Telecommunications	469,238	3.5%	496,322	4.3%
Wholesale Trade-Nondurable Goods	190,443	1.4%	187,502	1.6%
Total	$13,504,804	100.0%	$12,035,538	100.00%

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

As of September 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy):

Valuation Inputs	Nine months ended September 30, 2018 (Unaudited)	Year ended December 31, 2017
Level 1—Price quotations in active markets	$-	$-
Level 2—Significant other observable inputs	-	-
Level 3—Significant unobservable inputs	13,504,804	12,035,538
Total	$13,504,804	$12,035,538

The Company’s investments as of September 30, 2018 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, waterfall and liquidation priority and market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the nine months ended September 30, 2018 and year ended December 31, 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the nine months ended September 30, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$7,690,952	$3,806,683	$-	$537,903	$12,035,538
Accretion of discount (amortization of premium)	18,119	6,654	-	-	24,773
Net realized gain (loss)	23,310	9,650	-	-	32,960
Net change in unrealized appreciation (depreciation)	(12,425)	(37,859)	-	(36,161)	(86,445)
Purchases	2,943,750	1,482,500	-	-	4,426,250
Paid-in-kind interest	-	-	-	-	-
Sales and redemptions	(2,678,064)	(250,208)	-	-	(2,928,272)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$7,985,642	$5,017,420	$-	$501,742	$13,504,804

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(12,425)	$(37,859)	$-	$(36,161)	$(86,445)

	For the year ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	21,761	10,005	-	-	31,766
Net realized gain (loss)	50,321	41,115	-	-	91,436
Net change in unrealized appreciation (depreciation)	(104,169)	(55,220)	(666,389)	(690,398)	(1,516,176)
Purchases	4,392,250	2,720,625	-	-	7,112,875
Paid-in-kind interest	-	-	19,488	-	19,488
Sales and redemptions	(3,430,524)	(877,500)	-	-	(4,308,024)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$7,690,952	$3,806,683	$-	$537,903	$12,035,538

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(104,169)	$(55,220)	$-	$(690,398)	$(849,787)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2018 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured Loans - First Lien	7,985,642	Market quotes	Indicative dealer quotes	71.89 - 102.25	98.55
Senior Secured Loans - Second Lien	5,017,420	Market quotes	Indicative dealer quotes	7.10 - 103.00	99.64
Subordinated Debt	-	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	-	Distribution waterfall/ liquidation priorities	N/A	N/A	N/A
Equity/Other	501,742	Market comparables	EBITDA multiples (x)	6.50x - 8.50x	7.50x
Total	$13,504,804

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured Loans - First Lien	7,690,952	Market quotes	Indicative dealer quotes	78.05 - 102.00	98.73
Senior Secured Loans - Second Lien	3,806,683	Market quotes	Indicative dealer quotes	26.67 - 103.00	98.55
Subordinated Debt	-	Distribution waterfall/ liquidation priorities	Book value multiples (x)	N/A	N/A
Equity/Other	-	Distribution waterfall/ liquidation priorities	Book value multiples (x)	N/A	N/A
Equity/Other	537,903	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$12,035,538

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:
Net asset value, beginning of period	$11.89	$13.55
Results of operations(1)
Net investment income (loss)	(0.19)	(0.16)
Net realized and unrealized appreciation (depreciation) on investments(2)	(0.03)	(1.12)
Net increase (decrease) in net assets resulting from operations	(0.22)	(1.28)
Stockholder distributions(3)
Distributions from net investment income	(0.29)	(0.41)
Distributions from net realized gain on investments	(0.01)	(0.04)
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.45)
Capital share transactions
Issuance of common stock(4)	0.02	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.02	0.07
Net asset value, end of period	$11.39	$11.89
Shares outstanding, end of period	1,573,804	1,417,233
Total return(5)	-1.7%	-8.9%
Ratio/Supplemental Data:
Net assets, end of period	$17,924,154	$16,849,237
Ratio of net investment income to average net assets	-1.6%	-1.3%
Ratio of total operating expenses to average net assets	6.5%	7.3%
Ratio of expenses reimbursed by sponsor to average net assets	0.0%	0.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.0%	0.0%
Ratio of net operating expenses to average net assets	6.5%	6.7%
Portfolio turnover(6)	16.8%	28.6%

(1)	The per share data was derived by using the weighted average shares outstanding for the nine months ended September 30, 2018 and the year ended December 31, 2017.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater or less than the net asset value per share results in an increase or decrease in net asset value per share.
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
(6)	Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 14, 2018, and notes the following:

For the period beginning October 1, 2018 and ending November 14, 2018, the Company sold 4,097.98 shares of its common stock for total gross proceeds of $52,700, and issued amounts pursuant to its distribution reinvestment plan in the amount of $29,708.31.

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

On August 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pathway Capital Opportunity Fund, Inc. (“PWAY”), a registered closed-end investment company that operates as an interval fund pursuant to Rule 23c-3 under the Company Act. Pursuant to the Merger Agreement, and subject to certain conditions described therein, PWAY will merge with and into the Company, with the Company as the surviving legal entity in the merger (the “Merger”). It is expected that PWAY will be the surviving accounting entity. The respective boards of directors of the Company and PWAY, including the directors who are not “interested persons” as defined in Section 2(a)(19) of the Company Act, determined that the Merger would be in the best interests of each of the Company and PWAY, and further approved the Merger upon the terms and subject to the conditions and limitations set forth in the Merger Agreement. If the proposed Merger is consummated, the holders of shares of PWAY’s Class A common stock, par value $0.01 per share (“PWAY Class A Shares”), will have a right to receive a number of shares of the Company’s Class A common stock, par value $0.001 per share (“TPIC Common Stock”), equal to the result of (A) the PWAY Class A per-share net asset value (“NAV”) divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement, and the holders of shares of PWAY’s Class I common stock, par value $0.01 per share (“PWAY Class I Shares” and, together with the PWAY Class A Shares, the “PWAY Common Stock”), will have a right to receive a number of shares of TPIC Common Stock equal to the result of (A) the PWAY Class I per-share NAV divided by (B) the Company per-share NAV, in each case determined in accordance with the Merger Agreement. The closing of the Merger is subject to a number of closing conditions, including the approval of the stockholders of both the Company and PWAY.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last effective registration statement filed with the SEC on June 22, 2018 and declared effective on June 25, 2018.

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016 and our most-recent post-effective amendment to our registration was declared effective by the SEC on June 25, 2018. As of November 14, 2018, we have sold a total of 1,580,469.90 shares of common stock for gross proceeds of approximately $23,022,029.93 including shares issued pursuant to our distribution reinvestment plan in the amount of $890,616.79, including the reduction due to $604,017.28 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Proposed Merger with Pathway Capital Opportunity Fund

On August 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pathway Capital Opportunity Fund, Inc. (“PWAY”), a registered closed-end investment company that operates as an interval fund pursuant to Rule 23c-3 under the Company Act. Pursuant to the Merger Agreement, and subject to certain conditions described therein, PWAY will merge with and into the Company, with the Company as the surviving entity in the merger (the “Merger”). The respective boards of directors of the Company and PWAY, including the directors who are not “interested persons” as defined in Section 2(a)(19) of the Company Act, determined that the Merger would be in the best interests of each of the Company and PWAY, and further approved the Merger upon the terms and subject to the conditions and limitations set forth in the Merger Agreement. The closing of the Merger (the “Closing”) is subject to the satisfaction or waiver of certain closing conditions, as described below. It is expected that the Merger will qualify as a “reorganization” under the provisions of Section 368(a) of Internal Revenue Code of 1986, as amended (the “Code”) and shareholders of PWAY generally will not recognize gain or loss in connection with the exchange of their shares of PWAY common stock for shares of the Company’s common stock pursuant to the Merger Agreement.

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

Triton Pacific Adviser and ZAIS Group, LLC currently serve as the investment adviser and investment sub-adviser, respectively, to the Company. These entities are expected to no longer serve in such capacities following completion of the Merger, and Prospect Flexible Income Management, LLC (the “New Investment Adviser”), subject to the approval of the Company’s stockholders, is expected to serve as the investment adviser to the combined company following completion of the Merger. In addition, TFA Associates, LLC, which currently serves as the administrator to the Company is also expected to cease to serve in such capacity, and Prospect Administration LLC (“Prospect Administration”) is expected to serve as the administrator and TFA Associates, LLC is expected to serve as the sub-administrator to the combined surviving company following completion of the Merger. Finally, in accordance with the provisions of the Maryland General Corporation Law, the Company’s board of directors has approved the change in the Company’s name to TP Flexible Income Fund, Inc. (“FLEX”), subject to and effective upon consummation of the Merger.

At the effective time of the Merger, the Company’s board of directors will continue to consist of five directors, with each of Prospect Capital Management L.P. (“Prospect Capital Management”) and Triton Pacific Adviser having the right to nominate one individual for election to the board of directors of the combined surviving company so long as (i) the New Investment Adviser is the investment adviser to the combined surviving company and (ii) such nomination is (A) in accordance with the combined surviving company’s charter, bylaws and applicable law, and (B) consistent with the duties of the board of directors of the combined surviving company. Prospect Capital Management has nominated M. Grier Eliasek, PWAY’s existing Chief Executive and Officer and President, to the combined surviving company’s board of directors, and Triton Pacific Adviser has nominated Craig J. Faggen, TPIC’s existing Chief Executive Officer and member of its board of directors, to the combined surviving company’s board of directors. In addition, the Company has nominated three new independent directors to the combined surviving company’s board of directors, each of whom is currently an independent director on PWAY’s board of directors. The terms of each of these nominated directors is effective upon consummation of the Merger.

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

As more fully described in the Merger Agreement, the obligations of PWAY and the Company to complete the Merger are subject to the satisfaction or, where permissible, waiver of, certain conditions including the following: (i) the approvals of PWAY and the Company stockholders are obtained at their respective stockholder meetings; (ii) a joint proxy statement and prospectus filed by the Company on Form N-14 (the “Registration Statement”) has become effective and no stop order suspending its effectiveness has been issued and no proceedings for that purpose have been initiated or threatened by the SEC; (iii) all necessary regulatory and statutory approvals (if any) are obtained by each of PWAY and the Company and remain in full force and effect and all statutory waiver periods in respect thereof have expired or been terminated; (iv) any applicable waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or been terminated; (v) no order, injunction or decree or law preventing or making illegal the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement is in effect, and no such suit or proceeding is pending; (vi) the New Investment Adviser is duly registered as an investment adviser under the Investment Advisers Act of 1940, as amended; (vii) a new investment advisory agreement is duly executed and delivered by FLEX and the New Investment Adviser; (viii) a new administration agreement is duly executed and delivered by FLEX and Prospect Administration; (ix) an expense limitation agreement by and between FLEX and the New Investment Adviser (as described in the Registration Statement), is duly executed and delivered by such parties; (x) the Triton Termination and Waiver Agreement (as defined and described in the Registration Statement) is duly executed and delivered by the relevant parties; (xi) a distribution agreement, by and between FLEX and Triton Pacific Securities, LLC, is duly executed and delivered by such parties; and (xii) the truth and accurateness of the representations and warranties and compliance with covenants of each other party in the Merger Agreement, subject to the materiality standards provided in the Merger Agreement.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2018, we made investments in portfolio companies totaling $4,426,250. During the same period, we sold investments and received principal repayments of $2,928,272. As of September 30, 2018, our investment portfolio, with a total fair value of $13,504,804, consisted of interests in 33 portfolio companies (59.1% in first lien senior secured loans, 37.2% in second lien senior secured loans, 0% in subordinated convertible debt and 3.7% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $167.3 million. As of September 30, 2018, the investments in our debt portfolio were purchased at a weighted average price of 98.4% of par or stated value, and the weighted average credit rating of the investments in our portfolio that were rated (constituting 96.3% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 7.8% based upon the amortized cost of our investments and was 8.5% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of September 30, 2018. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

	September 30, 2018	December 31, 2017
Number of Portfolio Companies	33	32
% Variable Rate (based on fair value)	96.3%	95.5%
% Fixed Rate (based on fair value)	0.0%	0.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.7%	4.5%
Average Annual EBITDA of Portfolio Companies	167.3MM	162.3MM
Weighted Average Credit Rating of Investments that were Rated	B2	B2
% of Investments on Non-Accrual (based on amortized cost)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.8%	6.7%

The following tables present certain selected information regarding our portfolio investment activity for the nine months ended September 30, 2018 and year ended December 31, 2017:

Net Investment Activity	Nine months ended September 30, 2018	Year ended December 31, 2017
Purchases	$4,426,250	$7,112,875
Sales and Redemptions	(2,928,272)	(4,308,024)
Net Portfolio Activity	$1,497,978	$2,804,851

The following table presents the composition of the total purchases for the nine months ended September 30, 2018:

	Nine months ended September 30, 2018 (unaudited)		Year ended December 31, 2017
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,943,750	67%	$4,392,250	62%
Senior Secured Loans—Second Lien	1,482,500	33%	2,720,625	38%
Subordinated Debt	-	0%	-	0%
Equity/Other	-	0%	-	0%
Total	$4,426,250	100%	$7,112,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Beverage, Food & Tobacco	1,987,287	14.7%	1,618,327	13.4%
Business Services	3,700,395	27.5%	4,325,419	35.8%
Construction & Building	483,750	3.6%	-	0.0%
Consumer Services	1,316,527	9.7%	1,671,168	13.9%
Energy: Oil & Gas	826,666	6.1%	337,488	2.8%
Environmental	490,000	3.6%	-	0.0%
Healthcare & Pharmaceuticals	1,502,310	11.1%	734,869	6.1%
High Tech Industries	768,043	5.7%	833,178	6.9%
Hotel, Gaming & Leisure	505,296	3.7%	352,809	2.9%
Media: Diversified and Production	306,831	2.3%	334,586	2.8%
Metals & Mining	958,018	7.1%	1,143,870	9.5%
Telecommunications	469,238	3.5%	496,322	4.3%
Wholesale Trade-Nondurable Goods	190,443	1.4%	187,502	1.6%
Total	$13,504,804	100.0%	$12,035,538	100.00%

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

The following table shows the distribution of our senior secured loan investments on the 1 to 8 scale at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage	Fair Value	Percentage
1	$188,447	1.4%	$-	0.0%
2	695,361	5.3%	486,150	4.2%
3	2,005,301	15.4%	4,067,859	35.4%
4	3,309,314	25.5%	2,975,871	25.9%
5	5,923,983	45.6%	3,508,571	30.5%
6	858,656	6.6%	459,184	4.0%
7	22,000	0.2%	-	0.0%
8	-	0.0%	-	0.0%
	$13,003,062	100.0%	$11,497,635	100.0%

Results of Operations

Investment Income

For the three months ended September 30, 2018 and 2017, we generated $302,542 and $227,488, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $293,723 of cash income and $8,819 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the three months ended September 30, 2018. We expect the dollar amount of interest that we earn to continue to increase as the size of our investment portfolio increases.

For the nine months ended September 30, 2018 and 2017, we generated $857,038 and $596,666, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $832,265 of cash income and $24,773 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the nine months ended September 30, 2018.

Operating Expenses

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $421,402 and $283,890 for the three months ended September 30, 2018 and 2017, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the quarters were $91,593 and $83,459, respectively, and the incentive fees for the quarters were -0- and -0-, respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor did not reimburse the Company for the three months ended September 30, 2018 and 2017.

Total operating expenses before reimbursement from the sponsor and management fee waiver totaled $1,138,610 and $754,626 for the nine months ended September 30, 2018 and 2017, respectively, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the periods were $269,189 and $246,154, respectively, and the incentive fees for the quarters were -0- and ($334), respectively. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company -0- and $80,847 for the nine months ended September 30, 2018 and 2017.

Our other general and administrative expenses totaled $27,339 and $13,095 for the three months ended September 30, 2018 and 2017, respectively, and $56,487 and $23,168 for the nine months ended September 30, 2018 and 2017, respectively, and consisted of the following:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Licenses and permits	$-	$-	$623	$413
Outside Services	1,763	9,753	1,859	9,753
Printing fees	9,841	2,408	20,356	8,560
Travel expenses	14,685	-	25,774	1,056
Other	1,050	934	7,875	3,386
Total	$27,339	$13,095	$56,487	$23,168

Net Investment Income

Our net investment income totaled ($118,860) (($0.08) per share based on weighted average shares outstanding) for the three months ended September 30, 2018 and ($56,402) (($0.04) per share based on weighted average shares outstanding) for the three months ended September 30, 2017.

Our net investment income totaled ($281,572) (($0.19) per share based on weighted average shares outstanding) for the nine months ended September 30, 2018 and ($77,113) (($0.07) per share based on weighted average shares outstanding) for the nine months ended September 30, 2017.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three and nine months ended September 30, 2018, we sold investments and received principal payments of $1,069,852 and $2,928,272, from which we realized a net gain of $3,740 and $32,960, respectively. For the three and nine months ended September 30, 2017, we sold investments and received principal payments of $1,313,279 and $3,926,031, from which we realized a net gain of $31,093 and $95,657, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2018, net changes in unrealized appreciation were ($14,389) and ($86,445), respectively. For the three and nine months ended September 30, 2017, net changes in unrealized appreciation were ($131,397) and ($1,450,025), respectively.

On June 30, 2017, we made the decision to fully mark down its remaining investment value in Javlin Financial as an unrealized loss. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. It is unknown at this time if there will be any value to the investment.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2018, we recorded a net income of ($129,509) and ($335,058), respectively versus net income of ($161,230) and ($1,436,004), respectively, for the three and nine months ended September 30, 2017.

Based on 1,544,718 and 1,500,612 weighted average common shares outstanding for the three and nine months ended September 30, 2018, basic and diluted, our per share net increase in net assets resulting from operations was ($0.08) and ($0.22).

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

The current offering price for our shares is $12.66 per share; however, to the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of any class of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for this offering is an affiliate of our Adviser.

During the nine months ended September 30, 2018, we sold 141,332.86 shares of our common stock for gross proceeds of $1,865,205 at an average price per share of $13.20. The increase in capital in excess of par value during the nine months ended September 30, 2018 include reinvested stockholder distributions of $256,864 for which we issued 21,626.05 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $178,471 for the nine months ended September 30, 2018. These sales commissions and fees include $34,809 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliate of ours. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

On August 10, 2018, we entered into the Merger Agreement, discussed above under the heading Merger with Pathway Capital Opportunity Fund.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock through September 30, 2018:

	Distribution
For the Nine Months Ended	Per Share	Amount
Fiscal 2018
January 29, 2018	$0.03370	$47,908
February 28, 2018	$0.03370	$49,067
March 28, 2018	$0.03370	$49,752
April 26, 2018	$0.03370	$50,700
May 29, 2018	$0.03370	$51,014
June 27, 2018	$0.03370	$51,096
July 27, 2018	$0.03370	$51,473
August 27, 2018	$0.03370	$52,453
September 25, 2018	$0.03370	$52,802

Fiscal 2017
January 27, 2017	$0.04000	$39,407
February 24, 2017	$0.04000	$41,323
March 23, 2017	$0.04000	$42,513
April 27, 2017	$0.04000	$44,526
May 25, 2017	$0.04000	$46,364
June 23, 2017	$0.04000	$47,861
July 21, 2017	$0.04000	$48,678
August 29, 2017	$0.03417	$44,767
September 28, 2017	$0.03417	$45,500
October 26, 2017	$0.03417	$46,109
November 27, 2017	$0.03370	$46,685
December 26, 2017	$0.03370	$47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2018 and September 30, 2017:

	Nine months ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	-	$-	-
Borrowings	-	-	-	-
Net investment income(1)	-	-	-	-
Short-term capital gains proceeds from the sale of assets	13,000	3%	47,998	12%
Long-term capital gains proceeds from the sale of assets	47,908	11%	-	-
Distributions from common equity (return of capital)	395,356	86%	352,941	88%
Expense reimbursement from sponsor	-	-	-	-
Total	$456,264	100%	$400,939	100%

(1)	During the nine months ended September 30, 2018 and 2017, 97.1% and 92.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, and 2.9% and 7.3%, resepctively was attributable to non-cash accretion of discount and paid in-kind interest.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to our inception date of April 29, 2011. As a result, our Adviser has agreed to reimburse a total of $5,067,191 as of September 30, 2018. This amount reflects the aggregate amount advanced by the Adviser to us and is not the amount that is currently due and owed by us to our Adviser.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826	$0	432.69%	-	September 30, 2015
December 31, 2012	$26,111	$0	531.09%	-	December 31, 2015
March 31, 2013	$30,819	$0	N/A	-	March 31, 2016
June 30, 2013	$59,062	$0	N/A	-	June 30, 2016
September 30, 2013	$65,161	$0	N/A	-	September 30, 2016
December 31, 2013	$91,378	$0	455.09%	-	December 31, 2016
March 31, 2014	$68,293	$0	148.96%	-	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	-	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	-	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	-	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.
(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. The Company did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Beginning with the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the first three quarters of 2018. Of these offering and operating expenses, $2,663,810 has exceeded the three-year period for repayment and will not be repayable by us. $225,000 of offering costs from contingent expenses recorded in prior periods were deemed to be non-payable and the Reimbursement from the Adviser was adjusted accordingly. $2,403,381 remains that could potentially be subject to repayment by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	September 30,	December 31,
	2018	2017
Operating Expenses	$1,977,504	$1,977,504
Offering Costs	3,089,687	3,314,687
Due to related party offset	(4,724,476)	(4,707,407)
Reimbursements received from Adviser	(342,715)	(342,715)
Other amounts due to affiliates	886	15,559
Total Reimbursement due from Adviser	$886	$257,628

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

Asset Coverage

In accordance with the Company Act, the Company is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the Company Act, is at least 200% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. As of September 30, 2018 and December 31, 2017, the Company did not have any senior securities.

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

On April 18, 2018, the Board of Directors of the Company, including a “required majority” (as such term is defined in Section 57(o) of the Company Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Company Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Board of Directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company. The Company intends to ask its stockholders to approve the application of the 150% minimum asset coverage ratio in connection with their approval of the Merger Agreement and the related transactions. If the Company’s stockholders approve such proposal, the 150% minimum asset coverage ratio will then apply effective as of the first day after stockholder approval. As a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur significantly earlier than if the Company’s stockholders do not vote to approve such proposal.

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

We have adopted ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 96.3% (based on fair value) of our investments paid variable interest rates, 0% paid fixed rates, and 3.7% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2018:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	-2.86%
Current LIBOR	0.00%
Up 100 basis points	27.36%
Up 200 basis points	38.78%
Up 300 basis points	50.20%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2017 except as follows:

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

Risks Related to our Failure to Complete Our Merger with PWAY

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity Fund, Inc. (Filed as Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2018	Triton Pacific Investment Corporation, Inc.

	By	/s/ Craig J. Faggen
Craig J. Faggen Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By	/s/ Michael L. Carroll
Michael L. Carroll Chief Financial Officer (Principal Accounting and Financial Officer)