Form 10-K
period 2018-12-31
Triton Pacific Investment Corporation, Inc.
filed 2019-03-29
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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

[(310) 943-4990

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are currently being offered and sold at $12.21 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price, net of sales load, below net asset value per share.

As of March 29, 2019, there were 1,614,220.76 shares of the registrant’s Class A common stock, $0.001 par value, outstanding.

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

On August 10, 2018, we entered into a definitive agreement with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY will merge with and into us, with Triton Pacific Investment Corporation, Inc. (“TPIC”) as the combined surviving company, which will be renamed as TP Flexible Income Fund, Inc. That definitive agreement was amended effective February 12, 2019. In this report, we refer to the merger with PWAY as the “Merger” and the definitive agreement (as amended) with PWAY relating to the Merger as the “Merger Agreement.” The boards of directors of both PWAY and TPIC approved the Merger. The Merger is subject to a number of conditions to closing, including approval by our stockholders and the stockholders of PWAY and is expected to close after the date of this report.

If completed, the Merger will result in significant changes to us, including the following:

●	New Investment Adviser. Prospect Flexible Income Management, LLC, who we refer to as the New Adviser, will serve as our investment adviser. The New Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

●	Increased Leverage. Following the Merger, our asset coverage ratio requirement will be reduced from 200% to 150%, which will allow us to incur double the maximum amount of leverage that was previously permitted. As a result, we will be able to borrow substantially more money and take on substantially more debt than we are currently able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

●	Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this special repurchase offer, stockholders should be aware that:

○	Only stockholders of TPIC as of the date of our annual stockholder meeting, will be allowed to participate in the special repurchase offer, and they may have up to 100% of their shares repurchased (former stockholders of PWAY will not be able to participate).

○	If a substantial number of the eligible stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

■	significantly decrease our asset size;

■	require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

■	cause us to incur additional leverage solely to meet repurchase requests.

●	New Board of Directors. Following the Merger, the composition of our board of directors will change and will consist of Craig J. Faggen, our current President and Chief Executive Officer, M. Grier Eliasek, PWAY’s President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are all currently independent directors of PWAY.

Triton Pacific Adviser is currently responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we intend to elect and qualify to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We are currently offering for sale a maximum of $300,000,000 of our shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Offering”). Our initial offering commenced on September 4, 2012 and expired on March 1, 2016 and in that initial offering, we sold a total of 672,670.79 shares of our common stock for the gross proceeds of $9,893,780. On March 17, 2016, we commenced the follow-on offering of our common stock when our registration statement was declared effective by the SEC. We have filed post-effective amendments to the registration for our follow-on offering, the most recent of which was filed on February 22, 2019 and will not be declared effective (if at all) until after the Merger is completed. On March 13, 2019, we filed a registration statement with the SEC in order to continue our continuous public offering of shares for an additional three years. The registration statement for this follow-on offering is still under review by the SEC.

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

Investment Objectives – Pre Merger

Prior to the closing of the Merger, our investment objective was to maximize our portfolio’s total return by generating current income from our debt investments and long-term capital appreciation from our equity investments. We attempted to meet our investment objectives by:

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

Our Adviser engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and will make investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $6 billion in assets under management as of December 31, 2018. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014.

During 2018, we generated the majority of our current income by investing in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. We purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The senior secured and second lien secured loans in which we invest generally will have stated terms of three to seven years and any subordinated investments that we make generally will have stated terms of up to ten years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). However, we may also invest in non-rated debt securities.

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

Post-Merger

If the Merger is completed, our investment objectives will change and will focus on generating current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Our target credit investments are expected to typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size may vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments.

Following the Merger, we expect to make our investments directly through the primary issuance by the borrower or in the secondary market. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which is often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans. Our investment portfolio is expected to consistent primarily of debt securities.

We intend to seek to engage in a “liquidity event,” within five to seven years following the completion of our offering period, whereby we will seek to provide liquidity to our investors, such as (i) a listing of our shares on a national securities exchange, (ii) the sale of all or substantially all of our assets followed by a liquidation, or (iii) a merger or other transaction approved by our board of directors in which our stockholders will receive cash or shares of another company. However, there can be no assurance that we will be able to complete a liquidity event within such time frame. (We define the term “offering period” as the three-year period following the commencement of our next follow-offering, although we may, in our discretion, extend the term of the offering indefinitely.)

We will be subject to certain regulatory restrictions in making our investments. If the Merger is completed, we will be subject to an exemptive order from the SEC (the “Order”) granting us the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our New Adviser or certain affiliates, including Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our New Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our New Adviser in negotiated transactions originated by our New Adviser or its affiliates in accordance with such Order and existing regulatory guidance. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our New Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the Company Act and in a manner that will not jeopardize our status as a BDC or RIC.

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 29, 2019, we have sold 1,614,220.76 shares of our common stock for gross proceeds of approximately $23,432,560.

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

If the Merger is completed, following the Merger, our Adviser and Sub-Adviser will cease to serve as our investment adviser and investment sub-adviser, respectively, and Prospect Flexible Income Management, LLC (the “New Adviser”) will begin to serve as our investment adviser. The New Adviser is registered as an investment adviser under the Advisers Act and will provide services to us pursuant to the terms of an investment advisory agreement between us and the New Adviser, or the New Investment Advisory Agreement. Our New Adviser’s investment activities will be led by a team of investment professionals from the investment and operations team of Prospect Capital Management. Our New Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Our New Adviser does not currently have employees, but has access to certain investment, finance, accounting, legal and administrative personnel of Prospect Capital Management and Prospect Administration and may retain additional personnel as our activities expand. In particular, certain personnel of Prospect Capital Management will be made available to our New Adviser to assist it in managing our portfolio and operations, provided that they are supervised at all times by our New Adviser’s management team.

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

About our Sub-adviser

Our Adviser has engaged ZAIS Group, LLC to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring debt investments and makes investment recommendations for approval by our Adviser. ZAIS is a registered investment adviser under the Advisers Act and had approximately $6.0 billion in assets under management as of December 31, 2018. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares. The appointment of ZAIS as our sub-adviser was approved by our stockholders at a special meeting held on September 16, 2014. Vincent Ingato will be initially responsible for the day-to-day management of the debt investments managed by our Sub-Adviser. Mr. Ingato has more than 20 years of investment experience, primarily investing in debt and other credit oriented securities If the Merger is completed, ZAIS will no longer serve as our Sub-Adviser.

Market Opportunity

The following contains a discussion of our market opportunity following the completion of the Merger.

We believe that there are and will continue to be significant investment opportunities in the senior secured first lien loan and senior secured second lien loan asset classes, as well as investments in debt and equity securities of middle market companies.

Opportunity in Middle Market Private Companies

We believe the middle market lending environment provides opportunities for us to meet our objective of making investments that generate attractive risk-adjusted returns as a result of a combination of the following factors:

Large Addressable Market. According to Thomson Reuters LPC, institutional leveraged loan issuance (senior secured loans and second lien secured loans) reached a record high in 2017 at approximately $919 billion. We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments.

Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $954 billion as of September 2017, will continue to drive deal activity.

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.

Attractive Deal Structure and Terms

We believe senior secured debt provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equityholders), they carry less potential risk than other investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

The chart below illustrates examples of the collateral used to secure senior secured first lien debt and senior secured second lien debt.

Investments in Floating Rate Debt

A large portion of the investments we expect to make in middle market companies are expected to be in the form of floating rate debt instruments. These floating rate debt instruments are expected to be below investment grade. Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the three-month London Interbank Offered Rate (“LIBOR”), and resets every 30-90 days. With rates resetting in an environment where the prevailing base rate is increasing, the income stream from a floating rate instrument will increase. Syndicated floating rate debt offers certain benefits:

Adjustable coupon payment. Floating rate loans are structured so that interest rates reset on a predetermined schedule. When interest rates rise, coupon payments increase, and vice versa, with little lag time (typically 90 days or less). This feature greatly reduces the interest rate risk, or duration risk, inherent in high yield bonds, which typically never reset. Therefore, as short-term rates rise, the value of a high yield bond should decline while the value of a floating rate loan should remain stable.

Priority in event of default. In the event of a default, floating rate loans typically have a higher position in a company’s capital structure, have first claim to assets and greater covenant protection than high yield bonds. As a result, floating rate loans have generally recovered a greater percentage of value than high yield bonds. Also, the default rate for floating rate loans has historically been lower than defaults of high yield bonds.

Reduced volatility. The return of floating rate loans has historically had a low correlation to most asset classes and a negative correlation with some asset classes. Therefore, adding floating rate loans to a portfolio should reduce volatility and risk.

Investment Objectives and Strategy

The following contains a discussion of our investment objectives and strategy following the completion of the Merger.

Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Our target credit investments are expected to typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size may vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We expect to make our investments directly through the primary issuance by the borrower or in the secondary market.

As part of our investment objective to generate current income, we expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which is often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans. Our investment portfolio is expected to consistent primarily of debt securities.

When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe should help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

●	Defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

●	Proven management teams. We expect to focus on companies that have experienced management teams with an established track record of success.

●	Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

●	Viable exit strategy. We will attempt to invest a majority of our assets in securities that may be sold in a privately negotiated over-the-counter market or public market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

●	Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

●	Private equity sponsorship. Often, we will seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. Our New Adviser’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

Our portfolio is expected to be comprised primarily of investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies. In addition, a portion of our portfolio may be comprised of other securities, including private equity

(both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. Our New Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured first lien debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by senior secured second lien debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on our New Adviser’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

As a BDC, we are permitted under the Company Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At our 2019 Annual Meeting, our stockholders will be asked to approve a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. If approved, we will be allowed to increase our leverage capacity. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines. For a discussion of the risks of leverage, see “Risk Factors – Risks Relating to Our Business and Structure.”

Following approval by our stockholders at the 2019 Annual Meeting, we will commence four repurchase offers, which we refer to as the special repurchase offer, to allow all of the Eligible Stockholders (stockholders as of the date of the 2019 Annual Meeting) to tender to us up to 100% of their shares that were held as of that date, as required by the Company Act and the Small Business Credit Availability Act (the “SBCA”). Shares purchased or acquired after that date are not eligible for repurchase under the special repurchase offer. The special repurchase offer is separate and apart from our share repurchase program. See “—Special Repurchase Offer.”

Investment Process

The investment professionals employed by our New Adviser have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Our Transaction Process

Sourcing

In order to source transactions, our New Adviser will generate investment opportunities through syndicate and club deals and, subject to regulatory constraints, through the proprietary origination channels of the investment team at our New Adviser and its affiliates. With respect to syndicate and club deals, the investment professionals of our New Adviser have built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to our New Adviser’s proprietary origination channel, our New Adviser will seek to leverage the relationships with private equity sponsors and financial intermediaries. We believe that the broad networks of our New Adviser and its affiliates will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial review. In its initial review of an investment opportunity, our New Adviser’s professionals will examine information furnished by the target company and external sources, such as rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by our New Adviser, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis will be conducted and continuously maintained by a dedicated research analyst, the results of which are available for the investment team to review. In the case of a primary or secondary transaction, our New Adviser will conduct detailed due diligence investigations as necessary.

Credit analysis/due diligence. Before undertaking an investment, the transaction team expects to conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

●	a full operational analysis to identify the key risks and opportunities of the company’s business, including a detailed review of historical and projected financial results;

●	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

●	on-site visits, if deemed necessary;

●	background checks to further evaluate management and other key personnel;

●	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

●	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

●	a review of management’s experience and track record.

Execution

Recommendation. The professionals of our New Adviser will recommend investment opportunities for its approval. Our New Adviser seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its investment process, which includes (i) the pre-review of each opportunity by one of its investment professionals to assess the general quality, value and fit relative to our portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments.

Approval. After completing its internal transaction process, our New Adviser will make formal recommendations for review and approval by our New Adviser’s investment committee. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. The consummation of a transaction will require unanimous approval of the members of our New Adviser’s investment committee.

Post-Investment Monitoring

Portfolio Monitoring. Our New Adviser intends to monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, our New Adviser expects to work closely with, as applicable, the lead equity sponsor, loan syndicator or agent bank, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, our New Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. Our New Adviser intends to use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research, and/or other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, our New Adviser and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party pricing services and independent third-party valuation services, if applicable.

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, our New Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than our New Adviser, will retain any fees paid for such assistance.

Exit

We will attempt to invest in securities that may be sold in the privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we will focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization.

Post-Merger Business Growth

We may grow our business and attempt to increase assets under management by pursuing growth through acquisitions of other BDCs or registered investment companies, acquisitions of critical business partners or other strategic initiatives. We intend to pursue acquisitions of other businesses or financial products complementary to our business when we believe such acquisitions can add substantial value or generate substantial returns. Over the past several years, we have been in contact with various potential merger partners and have recently had some conversations with other funds about possible merger transactions involving us. However, to date, we have not entered into any commitments relating to any acquisitions or other strategic transactions (other than the Merger) and there can be no assurance that any such complimentary business opportunities will be identified or that any such acquisitions will be completed.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the Company Act, is at least equal to 200% immediately after each such issuance. (If the Merger is completed, this requirement will decrease to 150%.) In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Related to Business Development Companies”. Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management are required to prepare a report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 12a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

For a significant time after the commencement of our offering, a substantial portion of our distributions resulted from expense reimbursements from our Adviser, which are subject to repayment by us within three years. The purpose of this arrangement was to reduce our operating expenses; to avoid such distributions being characterized as returns of capital for tax purposes and to attempt to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds. Beginning with the year ended December 31, 2016, the Adviser began to reimburse less than 100% of our expenses and for the year ended December 31, 2018.the Adviser did not reimburse us for any of our expenses. As a result, a portion of the distributions we have paid in the past, and may continue to pay, come from offering proceeds. Stockholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser again agrees to make expense reimbursements. Stockholders should also understand that our future repayments will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

Our ability to enter into transactions with our affiliates is restricted.

We are currently prohibited under the Company Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be deemed to be our affiliate for purposes of the Company Act and we will generally be prohibited from buying or selling any securities (other than our securities) from or to such affiliate, absent the prior approval of our disinterested directors. The Company Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same companies (whether at the same or different times), without prior approval of our disinterested directors and, in some cases, the SEC. Except under certain circumstances, if a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security (other than any security of which we are the issuer) from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company owned, in whole or in significant part, by a private equity fund managed by our Adviser or its affiliates, which may limit the scope of investment opportunities that would otherwise be available to us without obtaining an exemptive relief order from the SEC. There is no assurance that a satisfactory exemptive relief order from the SEC will be obtained.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy an annual distribution requirement. As a result, in order to fund new investments, we may need to periodically access the capital markets to raise cash. We may do so by issuing “senior securities,” including borrowing money from banks or other financial institutions and issuing preferred stock, up to the maximum amount allowed under the Company Act—which allows us to borrow only in amounts such that our asset coverage, as defined in the Company Act, equals at least 200% of our gross assets less all of our liabilities not represented by senior securities, immediately after each issuance of senior securities. (If the Merger is completed, this percentage will be reduced to 150%.) Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability, in comparison to other companies, to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution.

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

Because our business model depends to a significant extent upon the business relationships of our Adviser (and, if the Merger is completed, the New Adviser), the inability of our Adviser (or New Adviser) to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that our Adviser, Sub-Adviser and, if the Merger is completed, our New Adviser, will depend on their relationships with private equity sponsors, investment banks and commercial banks, and we may rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser, New Adviser and Sub-Adviser fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s, New Adviser’s and Sub-Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

●	To obtain and maintain RIC status and be relieved of federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. See “Material U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the Company Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. See “Risks Related to Debt Financing.”

●	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, all of which could result in substantially higher litigation costs to us.

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

In order to qualify for the tax benefits available to RICs and to eliminate its liability for U.S. federal income and excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 200%. Our Board of Directors have approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. These requirements limit the amounts we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

In selecting and structuring investments appropriate for us, our Adviser and Sub-Adviser (and, if the Merger is completed, New Adviser) will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser (or New Adviser), including with respect to the nature or structuring of our investments that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

We may pursue strategic acquisitions.

We may pursue growth through acquisitions of other BDCs or registered investment companies, acquisitions of critical business partners or other strategic initiatives. Attempts to expand our business involve a number of special risks, including some or all of the following:

●	the required investment of capital and other resources;
●	the assumption of liabilities in any acquired business;
●	the disruption of our ongoing business; and
●;	increasing demands on our operational and management systems and controls.

If we are unable to consummate or successfully integrate development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.

Our growth strategy may include the selective development or acquisition of other BDCs, funds, asset management businesses, advisory businesses or other businesses or financial products complementary to our business where we think it can add substantial value or generate substantial returns. The success of this strategy will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) our ability to value potential development or acquisition opportunities accurately and negotiate acceptable terms for those opportunities, (d) our ability to identify and enter into mutually beneficial relationships with venture partners and (e) our ability to properly manage conflicts of interest. Moreover, even if we are able to identify and successfully complete an acquisition, we may encounter unexpected difficulties or incur unexpected costs associated with integrating and overseeing the operations of the new business or activities. If we are not successful in implementing our growth strategy, our business and results of operations may be adversely affected.

Risks Related to our Adviser and Its Affiliates

We will rely on our Adviser and its investment personnel for the selection of our assets and the monitoring of our investments.

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser (and if the Merger is completed, the New Adviser), our Sub-Adviser and their investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. We are the first business development company or registered investment company sponsored by our Adviser. The departure of any of the members of our Adviser, New Adviser or Sub-Adviser could have a material adverse effect on our ability to achieve our investment objectives. There can be no assurances that the individuals currently employed by the Adviser, New Adviser or Sub-Adviser who will manage our portfolio will continue to be employed by the Adviser, New Adviser or Sub-Adviser or that the Adviser, New Adviser or Sub-Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser (or, following the Merger, our New Adviser) will remain our investment adviser, that our Sub-Adviser will remain our sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and the principals of our Adviser, New Adviser and Sub-Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by their affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Faggen, our president and chief executive officer, and the president of our Adviser, as well as other members of TPCP and its affiliates who may also be members of the investment committee of our Adviser, manage and will continue to manage other funds which are currently in their investment phase or, though fully invested, are continuing to be actively managed. In addition, if the Merger is completed, Mr. Eliasek will serve as our president and chief executive officer, and the president of our New Adviser, and may manage and will continue to manage other funds which are also currently in their investment phase or, though fully invested, are continuing to be actively managed. In addition, in the future, the principals of our Adviser (and New Adviser) or Sub-Adviser may manage other funds which may from time to time have overlapping investment objectives with ours and, accordingly, may invest in asset classes similar to those targeted by us. If this should occur, the principals of our Adviser, New Adviser and Sub-Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our Adviser’s, New Adviser’s and Sub-Adviser’s investment professionals may endeavor to create independent teams to represent conflicting parties and to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds. In light of such potential conflicts, and as required under the Advisers Act, our Adviser has adopted a Code of Ethics that, among other things, is intended to provide a framework of principles and procedures for resolving conflicts of interest in a manner consistent with our Adviser’s fiduciary obligations to its clients.

The involvement of our Adviser’s (or New Adviser’s) investment professionals in our valuation process may create conflicts of interest.

Our portfolio investments will generally not be in publicly-traded securities. As a result, the value of these securities will not be readily available. We will value these securities at fair value as determined in good faith by our board of directors. In connection with that determination, investment professionals from our Adviser (or New Adviser) will prepare valuations based upon the most recent financial statements and projected financial results available from our investments. The participation of our Adviser’s (or New Adviser’s) investment professionals in our valuation process could result in a conflict of interest as our Adviser’s (and New Adviser’s) management fee is based, in part, on our gross assets.

Our fee structure may induce our Adviser to cause us to borrow and make speculative investments.

We will pay management and incentive fees to our Adviser and New Adviser based on our total assets, including indebtedness. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after payment of such fees and other expenses resulting in a lower rate of return than one might achieve through direct investments. Our base management fee will be payable based upon our gross assets, which would include any borrowings. This may encourage our Adviser and New Adviser to use leverage to make additional investments and grow our asset base, which would involve the risks attendant to leverage discussed elsewhere in this prospectus. In addition, the incentive fee payable by us to our Adviser and New Adviser may create an incentive for it to use leverage and make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable by us to our Adviser and New Adviser also may create an incentive for our Adviser and New Adviser to favor investments that have a deferred interest feature or no interest income, but higher potential total returns.

In view of these factors, among other things, our board of directors is charged with protecting our interests by monitoring how our Adviser and New Adviser addresses these and other potential conflicts of interests associated with its services and compensation. While our board of directors will not review or approve each investment, our independent directors will periodically review our Adviser’s services and portfolio decisions and performance, as well as the appropriateness of its compensation in light of such factors.

Risks Relating to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Syndicated Senior Secured First Lien Loans, Syndicated Senior Secured Second Lien Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce its remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject we and its stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of its subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the Company Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Below Investment Grade Risk. In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “high yield” or “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Investing in small and mid-sized companies involves a number of significant risks.

Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:

●	May have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

●	May have limited financial resources and limited access to capital markets and may be unable to meet their obligations under their debt instruments, some of which we may hold or may be senior to us;

●	Are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us. As well, limited resources may make it difficult to attract the necessary talent or invest in the necessary infrastructure to help the company grow;

●	Generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	Generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

We will invest primarily in privately-held companies. These investments are typically illiquid. As such, we may have difficulty exiting an investment promptly at a desired price or outside of a normal amortization schedule for debt investments. Private companies also have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. In addition, little public information generally exists about these companies, which may include a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our Adviser and New Adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

Defaults by our portfolio companies will harm our operating results.

The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by it or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants.

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

We generally will not control the portfolio companies in which we make debt investments.

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

To the extent original issue discount (“OID”) constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include OID instruments. To the extent OID constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

●	OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●	For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds.

Thus, although a distribution of OID income comes from the cash invested by the stockholders, the Company Act does not require that stockholders be given notice of this fact.

●	OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.

●	Interest rates payable on OID instruments, including payment-in-kind (“PIK”) loans are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.

●	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.

●	An election to defer PIK interest payments by adding them to the principal of such instruments increases our total assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases our Adviser’s future income incentive fees at a compounding rate.

●	Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash-pay securities.

●	The deferral of PIK interest on a loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

●	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level taxation.

The lack of liquidity in our investments may adversely affect our business.

We will make investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in the companies in which we invest.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to the company or have the opportunity to increase our investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative effect on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, may dilute our interest in the company or may reduce the expected yield on the investment.

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

The rights we may have with respect to the collateral securing the loans we make to a company with outstanding senior debt may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the senior lenders. Under such agreements, at any time that senior secured obligations are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the senior secured obligations: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

We may not realize gains from our private equity investments.

We may make direct private equity investments in portfolio companies. In addition, when we invest in certain debt investments, we may acquire warrants to purchase equity securities. Our goal in such investments will be primarily to realize gains upon our disposition of such equity interests. However, our equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our private equity investments, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

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

We may from time to time enter into total return swaps or other derivative transactions which exposes it to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

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

 A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet its obligations to the counterparty. In some cases, we may post collateral to secure its obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to we as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Risks Relating to our Investments in CLOs

Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.

If the Merger is completed, under our new investment strategy, we may invest up to 30% of our investment portfolio in CLOs, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our investments in the equity and junior debt tranches of CLOs are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and it could lose all or part of our investment.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on our payment obligations or fails to perform as we expect.

If the Merger is completed, under the new investment strategy, we may invest up to 30% of our portfolio in private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a number of significant risks. CLOs are typically highly levered up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entities that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and, therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

The investments we make in CLOs will generally be thinly traded or have only a limited trading market. CLO investments are typically privately offered and sold, in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying senior secured loans will not be adequate to make interest or other payments; (ii) the quality of the underlying senior secured loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, our investments in equity and junior debt tranches of CLOs would be subordinate to the senior debt tranches thereof.

Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying senior secured loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the senior secured loans underlying the CLOs in which we invest.

CLOs typically will have no significant assets other than their underlying senior secured loans; payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.

CLOs typically will have no significant assets other than their underlying senior secured loans. Accordingly, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans, net of all management fees and other expenses. Payments to us as a holder of CLO junior securities are and will be made only after payments due on the senior secured notes, and, where appropriate, the junior secured notes, have been made in full. This means that relatively small numbers of defaults of senior secured loans may adversely impact our return on our CLO investments.

Our CLO investments will be exposed to leveraged credit risk.

Generally, when we invest in CLOs, it will be in a subordinated position with respect to realized losses on the senior secured loans underlying our investments in the equity and junior debt tranches of CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of senior secured loan defaults. CLO investments represent a leveraged investment with respect to the underlying senior secured loans. Therefore, changes in the market value of the CLO investments could be greater than the change in the market value of the underlying senior secured loans, which are subject to credit, liquidity and interest rate risk.

There is the potential for interruption and deferral of cash flow from CLO investments.

If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to we on our investments in the equity and junior debt tranches of CLOs may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our return on our CLO investments.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our CLO investment strategy will allow investments in foreign CLOs. Investing in foreign entities may expose we to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which it invests, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.

The payment of underlying portfolio manager fees and other charges on CLO investments could adversely impact our return on our CLO investments.

We may invest in CLO investments where the underlying portfolio securities may be subject to management, administration and incentive or performance fees, in addition to those payable by us. Payment of such additional fees could adversely impact the returns we achieve on our CLO investments.

The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans may adversely affect us.

There can be no assurance that for any CLO investment, in the event that any of the senior secured loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new senior secured loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new senior secured loans with equivalent investment returns, the interest proceeds available to pay interest on the rated liabilities and investments may be adversely affected, which in turn could affect our return on such investment.

Our CLO investments may be subject to prepayments and calls, increasing re-investment risk.

Our CLO investments and/or the underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on their value. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control and consequently cannot be predicted with certainty. In addition, for a CLO collateral manager there is often a strong incentive to refinance well performing portfolios once the senior tranches amortize. The yield to maturity of the investments will depend on the amount and timing of payments of principal on the loans and the price paid for the investments. Such yield may be adversely affected by a higher or lower than anticipated rate of prepayments of the debt.

Furthermore, our CLO investments generally will not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the “non-call period”).

The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where we do not hold the relevant percentage it will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.

Early prepayments and/or the exercise of a call option otherwise than at our request may also give rise to increased re-investment risk with respect to certain investments, as we may realize excess cash earlier than expected. If we are unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce our net income and, consequently, could have an adverse impact on our ability to pay dividends.

We will have limited control of the administration and amendment of senior secured loans owned by the CLOs in which it invests.

The terms and conditions of target securities may be amended, modified or waived only by the agreement of the underlying security holders. Generally, any such agreement must include a majority or a super majority (measured by outstanding amounts) or, in certain circumstances, a unanimous vote of the security holders. Consequently, the terms and conditions of the payment obligation arising from the CLOs in which we invest be modified, amended or waived in a manner contrary to our preferences.

Senior secured loans of CLOs may be sold and replaced resulting in a loss to us. The senior secured loans underlying our CLO investments may be sold and replacement collateral purchased within the parameters set out in the relevant CLO indenture between the CLO and the CLO trustee and those parameters may typically only be amended, modified or waived by the agreement of a majority of the holders of the senior notes and/or the junior secured notes and/or the equity tranche once the CLO has been established. If these transactions result in a net loss, the magnitude of the loss from the perspective of the equity tranche would be increased by the leveraged nature of the investment.

We will have limited control of the administration and amendment of any CLO in which we invest.

We will not able to directly enforce any rights and remedies in the event of a default of a senior secured loan held by a CLO vehicle. In addition, the terms and conditions of the senior secured loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from senior secured loans could be modified, amended or waived in a manner contrary to our preferences.

We will have limited control of the administration and amendment of any CLO in which we invest.

The terms and conditions of target securities may be amended, modified or waived only by the agreement of the underlying security holders. Generally, any such agreement must include a majority or a super majority (measured by outstanding amounts) or, in certain circumstances, a unanimous vote of the security holders. Consequently, the terms and conditions of the payment obligation arising from the CLOs in which we invest may be modified, amended or waived in a manner contrary to our preferences.

Senior secured loans of CLOs may be sold and replaced resulting in a loss to us. The senior secured loans underlying our CLO investments may be sold and replacement collateral purchased within the parameters set out in the relevant CLO indenture between the CLO and the CLO trustee and those parameters may typically only be amended, modified or waived by the agreement of a majority of the holders of the senior notes and/or the junior secured notes and/or the equity tranche once the CLO has been established. If these transactions result in a net loss, the magnitude of the loss from the perspective of the equity tranche would be increased by the leveraged nature of the investment.

Non-investment grade debt involves a greater risk of default and higher price volatility than investment grade debt.

The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high-yield” or “junk”) and in limited circumstances, unrated, senior secured loans. Non-investment grade securities are predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due and therefore involve a greater risk of default and higher price volatility than investment grade debt.

We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.

We will not be responsible for and will have no influence over the asset management of the portfolios underlying the CLO investments we will hold as those portfolios will be managed by non-affiliated third party CLO collateral managers. Similarly, we will not be responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.

The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional risks for us in the future.

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled (the “D.C. Circuit Ruling”) that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the D.C. Circuit Ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs.”

As of the date of hereof, there has been no petition for writ of certiorari filed requesting the case to be heard by the United States Supreme Court. Since there hasn’t been a successful challenge to the D.C. Circuit Ruling and the

United States District Court for the District of Columbia has issued the above described order implementing the D.C. Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs,” and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

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

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the Company Act, equals at least 200%. If the Merger is completed, our asset coverage ratio requirement will decrease from 200% to 150%. For a discussion of the risks involved with the reduction of our asset coverage requirement 150%, see “Risk Factors—Risks Related to Business Development Companies—Recent legislation may allow us to incur additional leverage.”

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.

We intend to seek to complete a liquidity event for our stockholders within five to seven years following the completion of our offering period. (We define the term “offering period” as the three-year period following the commencement of our follow-on offering, although we may, in our discretion, extend the term of the offering indefinitely.) However, because we may extend this offering indefinitely, the timing of any liquidity event is uncertain and may also be extended indefinitely. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We may determine not to pursue a liquidity event if we believe that then-current market conditions are not favorable for a liquidity event, and that such conditions will improve in the future. A liquidity event could include (1) a listing of our common stock on a national securities exchange; (2) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us or (iii) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. While our intention is to seek to complete a liquidity event within five to seven years following the completion of our offering period, there can be no assurance that a suitable transaction will be available or that market conditions for a liquidity event will be favorable during that timeframe. As such, there can be no assurance that we will complete a liquidity event at all.

Should we not be able to complete a liquidity event within seven years following the end of our offering, subject to the authority of the independent directors or the rights of the stockholders to postpone liquidation, we will cease to make investments in new portfolio companies and will begin the orderly liquidation of our assets (which may include allowing our debt securities to mature and disposing of our equity interests to the extent feasible.) However, upon the vote of a majority of stockholders eligible to vote at any stockholder meeting we may suspend the liquidation of the company for such time as the stockholders may agree or we may extend the date upon which we must cease to make investments in new portfolio companies and begin an orderly liquidation of our assets for up to three consecutive periods of 12 months each upon the vote of a majority of our independent directors.

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

Because we intend to seek a liquidity event not more than seven years after completion of our offering, subject to the authority of the independent directors or the rights of the stockholders to postpone liquidation, we may be forced to seek a listing or a liquidation when market conditions are not favorable which may have an adverse impact on the value of our shares.

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

You should also be aware that if a market for our stock is established, the potential volatility of our stock price may make us more susceptible to securities litigation, as other publicly-traded entities have experienced. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our Dealer Manager may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

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

Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, the terms of any such repurchases will be limited. As a result, you will have limited opportunities to sell your shares.

Beginning with the second quarter of 2016, we commenced offers to allow you to submit your shares on a quarterly basis for repurchase pursuant to our share repurchase program at a price equal to the net offering price in effect as of the date of such repurchase. However, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Our assets may be depleted to fulfill repurchases under our share repurchase program.

We will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our share repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be the net offering price in effect as of the date of such repurchase, may be lower than what you paid in connection with your purchase of shares in our offering.

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

Our Distribution Reinvestment Plan will dilute the interest of those who do not opt-in.

We currently have a distribution reinvestment plan that requires participants to opt-in to re-invest distributions paid. For those investors who do not opt in to the distribution reinvestment plan their interest in us will be diluted over time, relative to those investors who do opt-in to have their distributions used to purchase additional shares of our common stock.

We may issue preferred stock as a means to access additional capital, which could adversely affect common stockholders and subject us to specific regulation under the Company Act.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board of directors may amend the bylaws to remove that exemption in whole or in part without stockholder approval if our board of directors determines that removing that exemption is in our best interest and the best interests of our stockholders. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including certain mergers, consolidations, issuances of equity securities and other transactions, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties, (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by a super majority vote of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. See “Description of Our Securities—Business Combinations.”

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director and (iv) require the approval of two-thirds of votes entitled to be cast in the election of the directors in order to remove a director. Our board of directors has already elected to be subject to the statutory provision providing that our board of directors has the sole power to fill any vacancy, and unrelated to these statutory provisions, our charter and bylaws already provide that its board of directors has the sole power to set the size of its board of directors. A corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the remaining provisions of the statute

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

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

If we use borrowed funds to make investments, it will expose us to risks typically associated with leverage.

We may borrow money or incur debt to leverage our capital structure. As a result:

shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if it did not use leverage;

any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to we;

if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the Company Act, is not at least 150%, and any amounts used to service indebtedness would not be available for such dividends;

any credit facility we may enter into would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

any credit facility we may enter into may include covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness; and

we, and indirectly our stockholders, will bear the entire cost of issuing and paying interest on any debt.

If we enter into and subsequently defaults under any credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

If we enter into a credit facility, a significant portion of our assets may be pledged as collateral under such credit facility. In the event that we default under such a credit facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Following any such default, the agent for the lenders under any such credit or borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the lender exercises our right to sell the assets pledged under a credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings. Moreover, such deleveraging of us could significantly impair our ability to effectively operate our business in the manner in which we expect. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any dividends that it may pay to our stockholders.

Incurring leverage creates conflicts of interests for our investment adviser.

Under the Investment Advisory Agreement, the base management fee payable to the Adviser is based on our average total assets (including amounts borrowed for investment purposes). Consequently, the Adviser or New Adviser may benefit when we incur additional debt or increases the use of leverage to acquire additional assets. This fee structure may encourage the Adviser (or New Adviser) to cause us to borrow more money to finance additional investments. In addition, under the New Investment Advisory Agreement, the New Adviser will receive an income incentive fee based on our performance. As a result, the New Adviser could be encouraged to use additional leverage or take additional risk to increase the return on our investments.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation” below. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the Company Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the Company Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Company Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.

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

If the Merger is completed, our asset coverage ratio requirement will decrease from 200% to 150%, which will apply to the Company the day immediately after the 2019 Annual Meeting. As a result, we will be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we will also be required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters. At the discretion of our board of directors, we may use cash on hand, cash available from borrowings, cash available from the issuance of new shares and cash from the sale of our investments to fund the aggregate purchase price payable as a result of the repurchase offer. Payment for shares may require us to liquidate our portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC.

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

The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.

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

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If the portion of the distribution payable in cash is less than the total amount of cash payable to all stockholders electing to receive the distribution in cash, the amount of cash available for distribution will be pro-rated among all stockholders and the remaining portion of the distribution would be paid in shares of our common stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though all or a portion of the distribution was paid in shares of our common stock.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

Our investments in CLO vehicles may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

The CLO vehicles in which we will invest generally will constitute PFICs. Because we will acquire investments in PFICs (including equity tranche investments in CLO vehicles that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such investments even if such income is distributed as a taxable dividend by we to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO vehicle treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, it will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Certain Material U.S. Federal Income Tax Considerations.”

If a CLO vehicle in which we invest fails to comply with certain U.S. tax disclosure requirements, such CLO may be subject to withholding requirements that could materially and adversely affect our operating results and cash flows.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” imposes a withholding tax of 30% on payments of U.S. source interest and dividends, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2018, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding our United States account holders and our United States owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

If we do not receive timely distributions from our CLO investments, we could have difficulty qualifying as a RIC.

As discussed above, we are required to include in our taxable income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF” election or are CFCs. To the extent that such CLOs fail to distribute their earnings and profits each year, we may have difficulty qualifying as a RIC. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code, or the “90% Income Test.” Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to we in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Although we believe that the income inclusions from a CLO that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test whether or not such income is distributed in the same year, recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may have difficulty qualifying as a RIC if the CLOs in which it invests do distribute such income each year.

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

In our ongoing follow-on offering, we are currently offering at an offering price of $12.21 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. Therefore, persons who subscribe for shares of our common stock in our offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

As of December 31, 2018, 1,598,577.90 shares were outstanding, 17,126.28 of which are held by our Adviser, Triton Pacific Adviser. Set forth below is a chart that presents the use of proceeds from the Offering since we commenced our Offering on September 4, 2012.

	Year Ended December 31,
	2018		2017		2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	158,266.54	$2,080,405	440,963.13	$6,385,593	444,847.84	$6,683,706	296,713.69	$4,404,003	214,659.24	$3,144,219
Reinvestment of Distributions	29,466.05	346,702	22,461.05	291,697	15,548.74	215,591	6,790	96,756	-	-
Commissions and Dealer Manager Fees		(199,991)		(606,188)		(581,515)	-	(398,363)	-	(246,272)
Net Proceeds to Company from Share Transactions	187,732.59	$2,227,116	463,424.18	$6,071,102	460,396.58	$6,317,782	303,503.55	$4,102,396	214,659.24	$2,897,947

Holders

Set forth below is a chart describing the single class of our securities outstanding as of March 29, 2019:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column 3
Class A Common Stock	37,500,000	—	1,614,220.76
Class T Common Stock	37,500,000	—	—

As of March 29, 2019, we had 727 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

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

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the Company Act.

The following table provides information concerning the Company’s repurchase of shares of common stock during the years ended December 31, 2018, 2017 and 2016 (no repurchases prior to fiscal year 2016):

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

Special Repurchase Offer

At our 2019 Annual Meeting, our stockholders will be asked to approve a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. If this proposal is approved, because our securities are not listed on a national securities exchange, pursuant to the requirements of the SBCA we are required to conduct four special repurchase offers that, taken together, will allow all of the Eligible Stockholders (stockholders as of the date of the 2019 Annual Meeting) to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger will not be eligible to participate in these special repurchase offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting will not be eligible for repurchase in these special repurchase offers. These special repurchase offer will be separate and apart from our share repurchase program discussed above.

The special repurchase offer will consist of four quarterly tender offers, with the first occurring in the second fiscal quarter of 2019 and the remainder occurring in each of the following three fiscal quarters.  Each of the four tender offers that is part of the special repurchase offer will allow the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the special repurchase offer will be equal to the net asset value per share of our common stock as of the date of each such repurchase.

In connection with each tender offer that is part of the special repurchase offer, we plan to provide notice to all Eligible Stockholders describing the terms of the special repurchase offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the special repurchase offer.

The payment for the eligible shares that are tendered in each special repurchase offer is expected to be paid promptly at the end of the applicable special repurchase offer in accordance with the Company Act. At the discretion of our board of directors, we may use cash on hand, cash available from borrowings, cash available from the issuance of new shares of our common stock and cash from the sale of our investments to fund the aggregate purchase price payable as a result of any special repurchase offer. If substantial numbers of the Eligible Stockholders take advantage of this opportunity, it could significantly decrease our asset size, require us to sell our investments earlier than our Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses, or cause us to incur additional leverage solely to meet repurchase requests.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended December 31, 2018.

Distributions

On January 15, 2015, our board of directors declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to stockholders of record as of January 20, 2015. In addition, on April 2, 2015, our board of directors declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to stockholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. To date, we have paid monthly distributions as follows (all distributions to date have been to Class A Shares):

	Distribution
Fiscal 2018	Per Share	Amount
January 29, 2018	$0.03370	47,908
February 28, 2018	$0.03370	49,067
March 28, 2018	$0.03370	49,752
April 26, 2018	$0.03370	50,700
May 29, 2018	$0.03370	51,014
June 27, 2018	$0.03370	51,096
July 27, 2018	$0.03370	51,473
August 27, 2018	$0.03370	52,453
September 25, 2018	$0.03370	52,802
October 25, 2018	$0.03370	53,116
November 23, 2018	$0.03370	53,352
December 26, 2018	$0.03370	53,782

Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

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

The Company’s net investment income (loss) on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $(341,574), $(192,563) and $335,572, respectively. As of December 31, 2018, 2017 and 2016, the Company had $(3,554,321), $(2,126,246) and $32,116, respectively, of undistributed (overdistributed) net investment income and realized gains on a tax basis.

The following table sets forth a reconciliation between GAAP-basis net investment income (loss) and tax-basis net investment income (loss) during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP basis net investment income (loss)	$(341,574)	$(192,229)	$370,788
Reversal of incentive fee accrual on unrealized gains	-	(334)	(35,216)
Other book-tax differences	-	-	-
Tax-basis net investment income (loss)	$(341,574)	$(192,563)	$335,572

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2018, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2018	2017	2016
Distributable realized gains (long-term capital gains)	$(1,416,390)	$65,363	$21,925
Distributable ordinary income (loss) (income and short-term capital gains (loss))	(1,513,583)	(677,099)	8,525
Net unrealized appreciation (depreciation) on investments	(624,348)	(1,514,510)	1,666
Total	$(3,554,321)	$(2,126,246)	$32,116

There is no material difference between the aggregate book cost and tax costs of the Company’s investments for federal income tax purposes.

Item 6.	Selected Financial Data

The following selected financial data for the year ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our financial statements. The following selected financial data for Triton Pacific Investment Company, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” included elsewhere in this report.

			Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of operations data:
Total investment income	$1,164,891	$817,448	$440,748	$176,042	$16,319
Operating expenses
Total operating expenses	1,506,465	1,090,524	741,022	620,548	249,465
Less: Expense reimbursement from sponsor	-	(80,847)	(671,062)	(584,998)	(249,357)
Net operating expenses	1,506,465	1,009,677	69,960	35,550	108
Net investment income (loss)	(341,574)	(192,229)	370,788	140,492	16,211
Total net realized and unrealized gain (loss) on investments	(469,986)	(1,424,740)	(156,351)	185,858	1,087
Net increase (decrease) in net assets resulting from operations	$(811,560)	$(1,616,969)	$214,437	$326,350	$17,298
Per share data:
Net investment income (loss)—basic(1)	$(0.22)	$(0.16)	$0.48	$0.41	$0.14
Net investment income (loss)—diluted(1)	(0.22)	(0.16)	0.48	0.41	0.14
Net increase (decrease) in net assets resulting from operations—basic(1)	$(0.53)	$(1.34)	$0.34	$0.82	$0.15
Net increase (decrease) in net assets resulting from operations—diluted(1)	(0.53)	(1.34)	0.34	0.82	0.15
Distributions declared(2)	$0.40	$0.45	$0.51	$0.57	$-
Balance sheet data:
Total assets	$17,711,708	$18,114,859	$14,565,014	$7,611,888	$3,667,097
Total liabilities	140,787	1,265,622	1,336,312	285,235	569,193
Total net assets	$17,570,921	$16,849,237	$13,228,702	$7,326,653	$3,097,904
Other data:
Total return(3)	-4.2%	-8.9%	2.2%	6.1%	0.0%
Number of portfolio company investments at period end	29	32	35	22	10
Total portfolio investments for the period	$4,426,250	$7,112,875	$6,285,875	$4,270,750	$1,725,001
Proceeds from sales and prepayments of investments	$4,142,312	$4,308,024	$1,110,406	$414,971	$255,663

Weighted average common shares outstanding - basic and diluted	1,522,181	1,203,418	777,680	339,304	114,991

(1)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.
(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(3)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Statement Regarding Forward-Looking Information

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and in our last post-effective, amended registration statement filed on form N-2 dated June 25, 2018, filed with the SEC on June 22, 2018.

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

On August 10, 2018, we entered into a definitive agreement with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY will merge with and into us, with Triton Pacific Investment Corporation, Inc. (“TPIC”) as the combined surviving company, which will be renamed as TP Flexible Income Fund, Inc. That definitive agreement was amended effective February 12, 2019. In this report, we refer to the merger with PWAY as the “Merger” and the definitive agreement (as amended) with PWAY relating to the Merger as the “Merger Agreement.” The boards of directors of both PWAY and TPIC approved the Merger. The Merger is subject to a number of conditions to closing, including approval by our stockholders and the stockholders of PWAY and is expected to close after the date of this report.

If completed, the Merger will result in significant changes to us, including the following:

●	New Investment Adviser. Prospect Flexible Income Management, LLC, who we refer to as the New Adviser, will serve as our investment adviser. The New Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

●	Increased Leverage. Following the Merger, our asset coverage ratio requirement will be reduced from 200% to 150%, which will allow us to incur double the maximum amount of leverage that was previously permitted. As a result, we will be able to borrow substantially more money and take on substantially more debt than we are currently able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

●	Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this special repurchase offer, stockholders should be aware that:

○	Only stockholders of TPIC as of the date of our annual stockholder meeting, will be allowed to participate in the special repurchase offer, and they may have up to 100% of their shares repurchased (former stockholders of PWAY will not be able to participate).

○	If a substantial number of the eligible stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

▪	significantly decrease our asset size;

▪	require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

▪	cause us to incur additional leverage solely to meet repurchase requests.

●	New Board of Directors. Following the Merger, the composition of our board of directors will change and will consist of Craig J. Faggen, our current President and Chief Executive Officer, M. Grier Eliasek, PWAY’s President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are all currently independent directors of PWAY.

Investment Objectives – Pre-Merger

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

We are offering for sale a maximum of $300,000,000 of our common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years. The registration statement for our follow-on offering was declared effective by the SEC on March 17, 2016. We filed post-effective amendments to our registration statement on May 2, 2017, which was declared effective by the SEC on May 3, 2017, and on June 22, 2018, which was declared effective on June 25, 2018. We filed our most-recent post-effective amendment to our registration statement on February 22, 2019, which amendment has not been declared effective. On March 13, 2019, we filed a registration statement with the SEC in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. The registration statement for this follow-on offering is still under review by the SEC.

As of March 29, 2019, we have sold a total of 1,614,220.76 shares of common stock for gross proceeds of approximately $23,432,560, including shares issued pursuant to our distribution reinvestment plan in the amount of $1,041,647, including the reduction due to $604,017 in shares repurchased pursuant to the Company’s Repurchase Program, and 14,815 shares of common stock sold to Triton Pacific Adviser in exchange for gross proceeds of $200,003.

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

Our Adviser has engaged ZAIS to act as our investment sub-adviser. ZAIS assists our Adviser with identifying, evaluating, negotiating and structuring syndicated debt investments and makes investment recommendations for approval by our Adviser. is a Delaware limited liability company and is a registered investment adviser under the Advisers Act and had approximately $6.0 billion in assets under management as of December 31, 2018. ZAIS is not an affiliate of us or our Adviser and does not own any of our shares.

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

Investment Objectives – Post Merger

If the Merger is completed, our investment objectives will change and will focus on generating current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Our target credit investments are expected to typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size may vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments.

Following the Merger, we expect to make our investments directly through the primary issuance by the borrower or in the secondary market. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which is often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans. Our investment portfolio is expected to consistent primarily of debt securities.

We intend to seek to engage in a “liquidity event,” within five to seven years following the completion of our offering period, whereby we will seek to provide liquidity to our investors, such as (i) a listing of our shares on a national securities exchange, (ii) the sale of all or substantially all of our assets followed by a liquidation, or (iii) a merger or other transaction approved by our board of directors in which our stockholders will receive cash or shares of another company. However, there can be no assurance that we will be able to complete a liquidity event within such time frame. (We define the term “offering period” as the three-year period following the commencement of our most-recent follow-on offering, although we may, in our discretion, extend the term of the offering indefinitely.)

We will be subject to certain regulatory restrictions in making our investments. If the Merger is completed, we will be subject to an exemptive order from the SEC (the “Order”) granting us the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our New Adviser or certain affiliates, including Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our New Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our New Adviser in negotiated transactions originated by our New Adviser or its affiliates in accordance with such Order and existing regulatory guidance. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our New Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the Company Act and in a manner that will not jeopardize our status as a BDC or RIC

Revenues

We currently generate revenue in the form of dividends, interest and capital gains on the debt securities and equity interests that we hold. In addition, we may generate revenue from our portfolio companies in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be recognized as earned.

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

Portfolio and Investment Activity

During the year ended December 31, 2018, we made investments in portfolio companies totaling $4,426,250. During the same period, we sold investments and received principal payments for proceeds of $4,412,312. As of December 31, 2018, our investment portfolio, with a total fair value of $11,882,849, consisted of interests in 29 portfolio companies (59.3% in first lien senior secured loans, 36.5% in second lien senior secured loans, and 4.2% in equity). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $169.2 million. As of December 31, 2018, the investments in our portfolio were purchased at a weighted average price of 98.3% of par or stated value, the weighted average credit rating of the investments in our portfolio that were rated (constituting 95.8% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale. Our estimated gross annual portfolio yield was 7.82% based upon the amortized cost of our investments and was 8.59% on the debt portfolio alone. Our gross annual portfolio yield represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2018. The portfolio yield does not represent an actual investment return to stockholders.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Net Investment Activity	2018	2017	2016
Purchases	$4,426,250	7,112,875	$6,285,875
Sales and Redemptions	(4,142,312)	(4,308,024)	(1,110,406)
Net Portfolio Activity	$283,938	$2,804,851	$5,175,469

The following table presents the composition of the total purchases for the years ended December 31, 2018, 2017 and 2016.

	December 31, 2018		December 31, 2017		December 31, 2016
	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio	Purchases	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,943,750	67%	$4,392,250	62%	$5,083,375	81%
Senior Secured Loans—Second Lien	1,482,500	33%	2,720,625	38%	1,202,500	19%
Subordinated Debt	-	0%	-	0%	-	0%
Equity/Other	-	0%	-	0%	-	0%
Total	$4,426,250	100%	$7,112,875	100%	$6,285,875	100%

The following tables summarize the composition of our investment portfolio at amortized cost and fair value as of December 31, 2018, 2017 and 2016:

	December 31, 2018			December 31, 2017			December 31, 2016
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,371,419	$7,050,980	60%	$7,714,423	$7,690,952	64%	$6,680,615	$6,761,313	64%
Senior Secured Loans—Second Lien	4,635,777	4,336,218	36%	3,919,236	3,806,683	32%	2,024,991	1,967,658	19%
Subordinated Debt	0	-	0%	666,389	-	0%	646,901	646,901	6%
Equity/Other	500,000	495,651	4%	1,250,000	537,903	4%	1,250,000	1,228,301	11%
Total	$12,507,196	$11,882,849	100%	$13,550,048	$12,035,538	100%	$10,602,507	$10,604,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Number of Portfolio Companies	29	32	35	22
% Variable Rate (based on fair value)	95.8%	95.5%	82.3%	62.1%
% Fixed Rate (based on fair value)	0.0%	0.0%	6.1%	11.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.2%	4.5%	11.6%	26.9%
Average Annual EBITDA of Portfolio Companies	169.2MM	162.3MM	114.6MM	$101.6MM
Weighted Average Credit Rating of Investments that were Rated	B3	B2	B2	B2
% of Investments on Non-Accrual	—	—	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	0.1%	0.0%	6.7%	5.4%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
	Fair	Percentage of	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$-	0.0%	$-	0.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,678,908	14.1%	1,618,327	13.4%	1,162,891	11.0%
Business Services	3,079,325	25.9%	4,325,419	35.8%	2,793,526	26.3%
Construction & Building	417,375	3.5%	-	0.0%	-	0.0%
Consumer Services	1,284,399	10.8%	1,671,168	13.9%	955,659	9.0%
Energy: Oil & Gas	792,894	6.7%	337,488	2.8%	346,500	3.3%
Environmental	490,000	4.1%	-	0.0%	-	0.0%
Healthcare & Pharmaceuticals	1,461,343	12.2%	734,869	6.1%	1,403,008	13.2%
High Tech Industries	751,045	6.3%	833,178	6.9%	1,016,921	9.6%
Hotel, Gaming & Leisure	494,806	4.2%	352,809	2.9%	-	0.0%
Media: Diversified and Production	293,255	2.5%	334,586	2.8%	347,375	3.3%
Metals & Mining	495,625	4.2%	1,143,870	9.5%	245,625	2.3%
Paper and Allied Products	-	0.0%	-	0.0%	115,294	1.1%
Retail	-	0.0%	-	0.0%	712,500	6.7%
Specialty Finance	-	0.0%	-	0.1%	1,184,130	11.2%
Telecommunications	459,394	3.9%	496,322	4.2%	-	0.0%
Wholesale Trade-Nondurable Goods	184,480	1.6%	187,502	1.6%	198,285	1.8%
Total	$11,882,849	100.0%	$12,035,538	100.0%	$10,604,173	100.0%

We do not “control” any of our portfolio companies, each as defined in the Company Act. We are an affiliate of Injured Workers Pharmacy, LLC (held through ACON IWP Investors I, L.L.C.). In general, under the Company Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

The following table shows the distribution of our investments on the 1 to 8 scale at fair value as of December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%	$-	0.0%
2	238,318	2.1%	486,150	4.2%	-	0.0%
3	2,417,885	21.2%	4,067,859	35.4%	2,690,027	30.8%
4	3,261,849	28.6%	2,975,871	25.9%	2,689,677	30.8%
5	4,677,494	41.2%	3,508,571	30.5%	3,010,103	34.5%
6	607,652	5.3%	459,184	4.0%	339,164	3.9%
7	171,500	1.5%	-	0.0%	-	0.0%
8	12,500	0.1%	-	0.0%	-	0.0%
	$11,387,198	100.0%	$11,497,635	100.0%	$8,728,971	100.0%

On June 30, 2017, The Company made the decision to write down the carrying value of its investment in Javlin Financial LLC (“Javlin Financial”). The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. The full realized loss for the investments in Javlin was recognized in the fourth quarter of 2018.

Results of Operations

Investment Income

For the years ended December 31, 2018, 2017 and 2016, we generated $1,164,891, $817,448 and $440,748 respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues represent $1,131,352 of cash income and $33,359 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2018. For the year ended December 31, 2017, such revenues represent $766,194 of cash income and $51,254 in non-cash portions related to the accretion of discounts and paid-in-kind interest for the year ended December 31, 2017. For the year ended December 31, 2016, such revenues represent $384,234 of cash income and $56,514 in non-cash portions related to the accretion of discounts and paid-in-kind interest.

Operating Expenses

Total operating expenses before reimbursement from the sponsor totaled $1,506,465 for the year ended December 31, 2018, and consisted of base management fees, adviser and administrator reimbursements, professional fees, insurance expense, directors’ fees and other general and administrative fees. The base management fees for the year were $359,120 and the incentive fees for the year were $0. Pursuant to the Expense Reimbursement Agreement (discussed below), the sponsor reimbursed the Company $0 for the year ended December 31, 2018.

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

Our other general and administrative expenses totaled $70,278, $27,459 and $17,718 for the years ended December 31, 2018, 2017, and 2016, respectively, and consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Licenses and permits	$1,036	$413	$-
Taxes	800	1,103	1,363
Printing fees	19,333	10,374	8,747
Outside Services	2,278	12,719	-
Travel expenses	39,737	1,056	6,150
Other	7,094	1,794	1,458
Total	$70,278	$27,459	$17,718

Net Investment Income

Our net investment income (loss) totaled $(341,574) , ($192,229) and $370,788 ($(0.22), ($0.16) and $0.48 per share based on weighted average shares outstanding, respectively) for the years ended December 31, 2018, 2017 and 2016, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the year ended December 31, 2018, we received proceeds from sales and repayments on unaffiliated investments of $4,142,312, from which we realized a net gain of $56,240. We fully realized the unrealized loss at Javlin Financial for a net realized loss of $(1,416,389.) The net realized loss for the year ended December 31, 2018 was $(1,360,149). For the year ended December 31, 2017, we received proceeds from sales and repayments of $4,308,024, from which we realized a net gain of $91,436. For the year ended December 31, 2016, we received proceeds from sales and repayments of $1,110,406, from which we realized a net gain of $19,731.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended December 31, 2018, 2017 and 2016, net unrealized appreciation (depreciation) totaled $890,163 , ($1,516,176) and ($176,082), respectively. For the year ended December 31, 2018, this unrealized appreciation consisted of $(483,974) in depreciation on unaffiliated investments, and $1,374,137 in unrealized appreciation on affiliated investments due to the realization of prior unrealized losses at Javlin Financial.

Changes in Net Assets from Operations

For the year ended December 31, 2018, we recorded a net income of $(811,560) versus net income of ($1,616,969) for the year ended December 31, 2017 and net income of $214,437 for the year ended December 31, 2016.

Based on 1,522,181.72 weighted average common shares outstanding for the year ended December 31, 2018, basic and diluted, our per share net decrease in net assets resulting from operations was $(0.53) for the year ended December 31, 2018.

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

The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. On March 13, 2019, we filed a registration statement with the SEC in order to continue our continuous public offering of shares for an additional three years. The registration statement for this follow-on offering is still under review by the SEC.

The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.

We will sell our shares on a continuous basis at a price of $12.21 per share. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information. The Dealer Manager for our offering is an affiliate of our Adviser.

During the year ended December 31, 2018, we sold 187,732.59 shares of our common stock for gross proceeds of $2,427,107 at an average price per share of $12.93. The gross proceeds received during the year ended December 31, 2018 include reinvested stockholder distributions of $346,702 for which we issued 29,466.05 shares of common stock. The sales commissions and dealer manager fees related to the sale of our common stock were $199,991 for the year ended December 31, 2018. These sales commissions and fees include $38,416 retained by the dealer manager, Triton Pacific Securities, LLC, which is an affiliated entity of the Adviser and TFA, and is partially owned by one of our directors, Craig Faggen. Our offering expenses are capitalized as deferred offering expenses and then subsequently expensed over a 12-month period.

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

General

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

Our board of directors has authorized, and has declared, cash distributions on our common stock on a monthly basis since the second quarter of 2015. The amount of each such distribution is subject to our board of directors’ discretion and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock for our past three fiscal years:

	Distribution
Fiscal 2018	Per Share	Amount
January 29, 2018	$0.03370	47,908
February 28, 2018	$0.03370	49,067
March 28, 2018	$0.03370	49,752
April 26, 2018	$0.03370	50,700
May 29, 2018	$0.03370	51,014
June 27, 2018	$0.03370	51,096
July 27, 2018	$0.03370	51,473
August 27, 2018	$0.03370	52,453
September 25, 2018	$0.03370	52,802
October 25, 2018	$0.03370	53,116
November 23, 2018	$0.03370	53,352
December 26, 2018	$0.03370	53,782

Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

Our distributions previously were paid quarterly in arrears.  On January 15, 2015, our board of directors declared a quarterly cash distribution for the fourth quarter of 2014 of $0.07545 per share payable on January 30, 2015, to stockholders of record as of January 20, 2015. In addition, on April 2, 2015, our board of directors declared a cash distribution for the first quarter of 2015 of $0.116 per share payable on April 13, 2015, to stockholders of record as of April 6, 2015. Commencing in April 2015, and subject to our board of directors’ discretion and applicable legal restrictions, our board of directors began to authorize and declare a monthly distribution amount per share of our common stock, payable in advance.  We then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock.  No distributions were declared for the years before 2015.

We may fund our cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from the Adviser. We have not established limits on the amount of funds it may use from available sources to make distributions.

The following table reflects the sources of the cash distributions on a tax basis that we paid on our common stock during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	$-	$-	$-	$-	$-
Borrowings	-	-	-	-	-	-
Net investment income (prior to expense reimbursement)(1)	-	-	-	-	-	-
Short-term capital gains proceeds from the sale of assets	28,982	5%	47,998	9%	-	-
Long-term capital gains proceeds from the sale of assets	92,622	15%	-	-	-	-
Distributions from common equity (return of capital)	494,910	80%	493,061	91%	-	-
Expense reimbursement from sponsor	-	-	-	-	396,050	100%
Total	$616,514	100%	$541,059	100%	$396,050	100%

(1)	During the year ended December 31, 2018, 97.1% of the Company’s gross investment income was attributable to cash income earned, and 2.9% was attributable to non-cash accretion of discount.

Related Party Transactions

We have entered into an investment and advisory agreement with Triton Pacific Adviser in which our senior management holds equity interest. Members of our senior management also serve as principals of other investment managers affiliated with Triton Pacific Adviser that currently manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours.

If the Merger is completed, , we will enter into an investment and advisory agreement with Prospect Flexible Income Management, LLC in which certain members of our senior management hold an equity interest. Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

We have entered into an administration agreement with TFA Associates in which our senior management holds equity interest and act as principals.

We have entered into a dealer manager agreement with Triton Pacific Securities, LLC and will pay them a fee of up to 10% of gross proceeds raised in the offering, some of which will be re-allowed to other participating broker-dealers. Triton Pacific Securities, LLC is an affiliated entity of Triton Pacific Adviser. If the Merger is completed, Triton Pacific Securities is expected to continue to serve as our dealer manager for our ongoing offering, however the fee we pay them is expected to decrease to up to 6% of gross proceeds raised in the offering, some of which will be re-allowed to other participating broker-dealers.

We have entered into a license agreement with Triton Pacific Group, Inc. under which Triton Pacific Group, Inc. has granted us a non-exclusive, royalty-free license to use the name “Triton Pacific” for specified purposes in our business. Under this agreement, we have the right to use the “Triton Pacific” name, subject to certain conditions, for so long as Triton Pacific Adviser or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Triton Pacific” name. This license agreement is expected to terminate if the Merger is completed.

We have entered into an expense support and conditional reimbursement agreement with Triton Pacific Adviser pursuant to which the Adviser will pay up to 100% of the Company’s organization, offering and operating expenses, subject to repayment by us to the Adviser, in order for the Company to achieve a reasonable level of expenses relative to its investment income, as determined by the Company and the Adviser. That agreement terminated effective December 31, 2018. (See “Expense Reimbursement Agreement”, below.)

Management Fee

Pre-Merger

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

Though, in accordance with the Advisers Act, the Adviser could have received an incentive fee on both current income earned and income from capital gains, the Adviser agreed to waive any incentive fees from current income. As such, the Adviser is paid an incentive fee only upon the realization of a capital gain from the sale of an investment. The incentive fee is calculated and payable quarterly in arrears or as of the date of our liquidation or the termination of the investment advisory agreement, and equals 20% of our realized capital gains on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

Post-Merger

Following the Merger, we will enter into a new investment advisory agreement (the “New Advisory Agreement”) with the New Adviser. Pursuant to which we will continue to pay the New Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.

Base Management Fee. The base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which will include any borrowings for investment purposes. For the first quarter of our operations following the Merger, the base management fee will be calculated based on the average value of our total assets as of the date of the New Advisory Agreement and at the end of the calendar quarter in which the date of the New Advisory Agreement falls, and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Subsequently, the base management fee will be payable quarterly in arrears, and will be calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and will be appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. At the New Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the New Adviser at any time subsequent to any such deferral as the Adviser determines.

Incentive Fee. The incentive fee consists of two parts: (1) the subordinated incentive fee on income and (2) the capital gains incentive fee.

Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. For purposes of this fee “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed under the New Advisory Agreement and our new Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and subordinated incentive fee on income). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income will be subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses are included in the calculation of the subordinated incentive fee on income.

We will pay our New Adviser a subordinated incentive fee on income for each calendar quarter as follows:

●	No incentive fee will be payable to our New Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.5%.

●	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the preferred return but is less than or equal to 1.875%) as the “catch-up.” The effect of the “catch-up” provision is that, if our pre-incentive fee net investment income reaches 1.875% in any calendar quarter, our New Adviser will receive 20.0% of our pre-incentive fee net investment income as if a preferred return did not apply.

●	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized) will be payable to our New Adviser. This reflects that once the preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter will be allocated to our New Adviser.

Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the New Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the New Adviser, we will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

Expense Reimbursement Agreement

On March 27, 2014, we and our Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement.). The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, our Adviser, in consultation with the Company, may pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Adviser. As used in the Expense Reimbursement Agreement, operating expenses refer to third party operating costs and expenses incurred by us, as determined under generally accepted accounting principles for investment management companies. Organizational and offering expenses include expenses incurred in connection with the organization of our company and expenses incurred in connection with our offering, which are recorded as a component of equity. The Expense Reimbursement Agreement states that until the net proceeds to us from our offering are at least $25 million, our Adviser will pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our Adviser may, with our consent, continue to make expense support payments to us in such amounts as are acceptable to us and our Adviser. Any expense support payments shall be paid by the Adviser to the Company in any combination of cash, and/or offsets against amounts otherwise due from the Company to the Adviser.

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

The expense reimbursement agreement terminated on December 31, 2018. Our Adviser has agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, if the Merger is completed, the Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.

Below is a table that provides information regarding expense support payments incurred by our Adviser pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse our Adviser for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount of Offering Cost Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
September 30, 2012	$21,826	$0	432.69%	-	September 30, 2015
December 31, 2012	$26,111	$0	531.09%	-	December 31, 2015
March 31, 2013	$30,819	$0	N/A	-	March 31, 2016
June 30, 2013	$59,062	$0	N/A	-	June 30, 2016
September 30, 2013	$65,161	$0	N/A	-	September 30, 2016
December 31, 2013	$91,378	$0	455.09%	-	December 31, 2016
March 31, 2014	$68,293	$0	148.96%	-	March 31, 2017
June 30, 2014	$70,027	$898,518	23.17%	-	June 30, 2017
September 30, 2014	$92,143	$71,060	20.39%	-	September 30, 2017
December 31, 2014	$115,777	$90,860	11.15%	-	December 31, 2017
March 31, 2015	$134,301	$106,217	13.75%	2.01%	March 31, 2018
June 30, 2015	$166,549	$167,113	14.10%	3.20%	June 30, 2018
September 30, 2015	$147,747	$240,848	10.45%	3.20%	September 30, 2018
December 31, 2015	$136,401	$280,376	7.41%	3.60%	December 31, 2018
March 31, 2016	$157,996	$232,895	6.00%	3.52%	March 31, 2019
June 30, 2016	$206,933	$285,878	4.95%	3.52%	June 30, 2019
September 30, 2016	$201,573	$223,020	4.52%	3.13%	September 30, 2019
December 31, 2016	$104,561	$168,876	4.45%	3.11%	December 31, 2019
March 31, 2017	$80,847	$252,875	4.21%	3.19%	March 31, 2020
June 30, 2017	$0	$176,963	3.98%	3.18%	June 30, 2020
September 30, 2017	$0	$119,188	4.19%	3.00%	September 30, 2020
December 31, 2017	$0	$0	N/A	N/A	N/A

(1)	“Operating Expense Ratio” includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to the Adviser, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. we did not achieve its minimum offering amount until June 25, 2014 and as a result, did not invest the proceeds from the offering and realize any income from investments prior to the end of its fiscal quarter.

(2)	“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by the Adviser. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders. we did not achieve its minimum offering amount until June 25, 2014 and as a result, did not have an opportunity to invest the proceeds from the offering and realize any income from investments or pay any distributions to stockholders prior to the end of its fiscal quarter.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any operating or offering expenses for the fourth quarter of 2017 and for all of 2018. Of these offering and operating expenses, $3,080,587 has exceeded the three-year period for repayment and will not be repayable by the Company.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Sponsor reflected on the chart above:

	December 31,	December 31,	December 31,
	2018	2017	2016
Operating Expenses	$1,977,504	$1,977,504	$1,896,657
Offering Costs	3,314,687	3,314,687	2,765,662
Due to related party offset	(4,949,476)	(4,707,407)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	1,511	15,559	448
Total due from affiliates	$1,511	$257,628	$106,583

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

Expense Limitation Agreement

If the Merger is completed, we will enter into an expense limitation agreement with our New Adviser (the “ELA”). Pursuant to the ELA, our New Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the New Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”).  For purposes of the ELA, the term “Operating Expenses” with respect to the fund, is defined to include all expenses necessary or appropriate for the operation of the fund, including but not limited to our New Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the fund as the same are filed with the SEC and other expenses described in the New Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses.

Any amount waived pursuant to the ELA is subject to repayment to our New Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our New Adviser. If the ELA is terminated or expires pursuant to its terms, our New Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).

Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the fund’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the fund’s expenses for such quarter, permits the fund to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of fund shares) (the “Distribution”) from the sum of (x) the fund’s net investment income (loss) for such quarter plus (y) the fund’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the fund for such quarter, without regard to the GAAP treatment of such expense.  In the event that the fund is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the fund does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the fund for accounting purposes and shall be paid when the fund has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our New Adviser.

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

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 100% of our debt investments paid variable interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2018:

LIBOR Basis Point Change	Percentage Change in Net Interest Income
Down 25 basis points	0.00%
Current LIBOR	0.00%
Up 100 basis points	31.44%
Up 200 basis points	42.68%
Up 300 basis points	53.93%

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

To the Board of Directors of
Triton Pacific Investment Corporation, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of investments of Triton Pacific Investment Corporation, Inc.(a Maryland corporation) (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Triton Pacific Investment Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian or by other auditing procedures where a reply from the custodian was not received. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois
March 29, 2019

We have served as the Company’s auditor since 2012.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS

Affiliate investments, at fair value (amortized cost - $500,000 and $1,916,389 respectively)	$495,651	$537,903
Non-affiliate investments, at fair value (amortized cost - $12,007,196 and $11,633,659, respectively)	11,387,198	11,497,635
Cash	5,583,241	5,648,505
Principal and interest receivable	41,317	41,027
Prepaid expenses	2,500	48,091
Reimbursement due from adviser (see Note 4)	—	257,628
Due from affiliates	1,511	—
Deferred offering costs	200,290	84,070
TOTAL ASSETS	$17,711,708	$18,114,859

LIABILITIES AND NET ASSETS

LIABILITIES
Payable for investments purchased	$—	$990,000
Accounts payable and accrued liabilities	812	249,910
Due to related parties (see Note 4)	139,975	25,712
TOTAL LIABILITIES	140,787	1,265,622

COMMITMENTS AND CONTINGENCIES (see Note 9)

NET ASSETS
Common stock, $0.001 par value,
75,000,000 shares authorized,
1,598,577.90 and 1,417,233.32 shares issued and outstanding, respectively	1,598	1,417
Capital in excess of par value	21,183,465	19,033,890
Accumulated (overdistributed) underdistributed net realized gains	(1,416,390)	65,363
Accumulated distributions in excess of net investment income	(1,573,404)	(736,923)
Accumulated unrealized depreciation on investments	(624,348)	(1,514,510)
TOTAL NET ASSETS	17,570,921	16,849,237

TOTAL LIABILITIES AND NET ASSETS	$17,711,708	$18,114,859

Net asset value per share of common stock at year end	$10.99	$11.89

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016

INVESTMENT INCOME
Interest from affiliate investments	$-	$19,488	$37,682
Interest from non-control/ non-affiliate investments	1,149,149	752,578	399,999
Fee income from non-control/ non-affiliate investments	15,742	45,382	3,067

Total investment income	1,164,891	817,448	440,748

OPERATING EXPENSES
Management fees	359,120	334,224	225,492
Capital gains incentive fees (see Notes 2 and 4)	-	(334)	(35,216)
Administrator expense	318,093	301,986	298,864
Professional fees	416,423	338,552	167,664
Insurance expense	79,262	77,015	66,500
Offering expense	263,289	11,622	-
Other operating expenses	70,278	27,459	17,718

Total operating expenses	1,506,465	1,090,524	741,022
Expense reimbursement from sponsor	-	(80,847)	(671,062)

Net operating expenses	1,506,465	1,009,677	69,960

Net investment income (loss)	(341,574)	(192,229)	370,788

REALIZED AND UNREALIZED GAIN/(LOSS)
Net realized gain (loss) on unaffiliated investments	56,240	91,436	19,731
Net realized gain (loss) on affiliated investments	(1,416,389)	-	-
Net increase (decrease) in unrealized appreciation on unaffiliated investments	(483,974)	(159,389)	83,883
Net increase (decrease) in unrealized appreciation on affiliated investments	1,374,137	(1,356,787)	(259,965)

Total net realized and unrealized loss on investments	(469,986)	(1,424,740)	(156,351)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$(811,560)	$(1,616,969)	$214,437

PER SHARE INFORMATION - Basic and Diluted
Net increase (decrease) in net assets resulting from operations per share	$(0.53)	$(1.34)	$0.28

Weighted average common shares outstanding - basic and diluted	1,522,181	1,203,418	777,680

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Operations
Net investment income (loss)	$(341,574)	$(192,229)	$370,788
Net realized gain (loss) on investments	(1,360,149)	91,436	19,731
Net increase (decrease) in unrealized appreciation on investments	890,163	(1,516,176)	(176,082)
Net increase (decrease) in net assets resulting from operations	(811,560)	(1,616,969)	214,437
Stockholder distributions (see Note 5)
Distributions from net investment income	(494,910)	(493,061)	(396,050)
Distributions from net realized gain on investments	(121,604)	(47,998)	-
Net decrease in net assets resulting from stockholder distributions	(616,514)	(541,059)	(396,050)
Capital share transactions
Issuance of common stock (see Note 3)	1,880,415	5,779,405	6,102,191
Reinvestment of stockholder distributions (see Note 3)	346,702	291,697	215,591
Repurchase of shares of common stock	(77,359)	(292,539)	(234,120)
Net increase in net assets resulting from capital share transactions	2,149,758	5,778,563	6,083,662

Total increase in net assets	721,684	3,620,535	5,902,049
Net assets at beginning of year	16,849,237	13,228,702	7,326,653
Net assets at end of year	$17,570,921	$16,849,237	$13,228,702
Accumulated distributions in excess of net investment income	$(1,573,404)	$(736,923)	$(51,629)
Accumulated (overdistributed) underdistributed net realized gains	$(1,416,390)	$65,363	$21,925

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(811,560)	$(1,616,969)	$214,437
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchases of investments	(4,426,250)	(7,112,875)	(6,285,875)
Proceeds from sales and repayments of investments	4,142,312	4,308,024	1,110,406
Net realized gain (loss) from investments	1,360,149	(91,436)	(19,731)
Net change in unrealized appreciation (depreciation) on investments	(890,163)	1,516,176	176,082
Accretion of discount	(33,359)	(31,766)	(18,636)
Net increase in paid-in-kind interest	-	(19,488)	(37,682)
Amortization of deferred offering costs	263,289	11,622	-
Change in assets and liabilities
Principal and interest receivable	(290)	(21,722)	(7,598)
Receivable for investments sold and repaid	-	-	-
Prepaid expenses	45,591	(2,039)	(12,446)
Reimbursement due from Adviser	257,628	(151,045)	118,914
Due from affiliates	(1,511)	-	-
Payable for investments purchased	(990,000)	(71,625)	1,061,625
Accounts payable and accrued liabilities	(249,098)	24,910	-
Due to related parties	114,263	(7,401)	(14,644)
NET CASH USED BY OPERATING ACTIVITIES	(1,218,999)	(3,265,634)	(3,715,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,880,415	5,779,405	6,317,782
Payments on repurchases of shares of common stock	(77,359)	(292,539)	(234,120)
Stockholder distributions	(269,812)	(249,362)	(396,050)
Increases in distributions payable	-	(16,574)	4,096
Offering costs	(379,509)	(95,692)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,153,735	5,125,238	5,691,708

NET INCREASE (DECREASE) IN CASH	(65,264)	1,859,604	1,976,560

CASH - BEGINNING OF YEAR	$5,648,505	$3,788,901	$1,812,341

CASH - END OF YEAR	$5,583,241	$5,648,505	$3,788,901

The accompanying notes are an integral part of these statements.

TRITON PACIFIC INVESTMENT CORPORATION, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

Portfolio Company	Footnotes	Industry	Rate(b)	Base Rate Floor	Maturity	Principal Amount/ Number of Shares	Amortized Cost(d)	Fair Value(c)
Senior Secured Loans—First Lien—40.13%
LSF9 Atlantis Holdings, LLC		Telecommunications	L+6.00% (8.38%)	2.38%	5/1/2023	$481,250	$477,579	$459,394
California Pizza Kitchen, Inc.		Beverage, Food & Tobacco	L+6.00% (8.53%)	2.53%	8/23/2022	342,125	340,025	332,717
CareerBuilder		Business Services	L+6.75% (9.55%)	2.80%	7/31/2023	369,112	357,632	367,266
Deluxe Entertainment Services Group, Inc.		Media: Diversified and Production	L+5.50% (8.03%)	2.53%	2/28/2020	331,362	327,674	293,255
Flavors Holdings, Inc. Tranche B		Beverage, Food & Tobacco	L+5.75% (8.55%)	2.80%	4/3/2020	98,438	97,342	91,547
GK Holdings, Inc.		Business Services	L+6.00% (8.80%)	2.80%	1/20/2021	120,000	119,709	111,000
GoWireless Holdings, Inc.		Consumer Services	L+6.50% (9.02%)	2.52%	12/22/2024	475,000	470,700	462,135
InfoGroup Inc.		Business Services	L+5.00% (7.80%)	2.80%	4/3/2023	491,250	487,704	487,566
Isagenix International LLC		Healthcare & Pharmaceuticals	L+5.75% (8.55%)	2.80%	6/14/2025	487,500	482,986	474,094
McAfee LLC		Business Services	L+3.75% (6.27%)	2.52%	9/30/2024	244,116	242,059	238,318
Moran Foods, LLC		Beverage, Food & Tobacco	L+6.00% (8.80%)	2.80%	12/5/2023	343,000	335,625	171,500
Prospect Medical Holdings, Inc.		Healthcare & Pharmaceuticals	L+5.50% (7.94%)	2.44%	2/22/2024	496,250	487,697	491,598
Quidditch Acquisition, Inc.		Beverage, Food & Tobacco	L+7.00% (9.47%)	2.47%	3/21/2025	496,250	487,348	493,769
Vero Parent Inc (Sahara)		Business Services	L+4.50% (7.02%)	2.52%	8/16/2024	345,634	342,793	342,502
Strike, LLC		Energy: Oil & Gas	L+8.00% (10.59%)	2.59%	11/30/2022	315,000	308,192	315,394
Travel Leaders Group, LLC		Hotel, Gaming & Leisure	L+4.00% (6.46%)	2.46%	1/25/2024	497,500	497,242	494,806
TruGreen Limited Partnership		Consumer Services	L+4.00% (6.42%)	2.42%	4/13/2023	342,169	338,899	339,602
Verdesian Life Sciences LLC		Wholesale Trade-Nondurable Goods	L+5.00% (7.53%)	2.53%	7/1/2020	196,256	195,645	184,480
Wirepath LLC		Consumer Services	L+4.00% (6.71%)	2.71%	8/5/2024	493,771	491,728	482,662
Yak Access LLC		Construction & Building	L+5.00% (7.52%)	2.52%	7/11/2025	496,875	482,840	417,375
Total Senior Secured Loans—First Lien						$7,462,858	$7,371,419	$7,050,980

Senior Secured Loans—Second Lien—24.68%
DG Investment Intermediate Holdings 2 Inc.		Business Services	L+6.75% (9.27%)	2.5%	2/2/2026	500,000	497,785	477,500
Encino Acquisition Partners Holdings, LLC		Energy: Oil & Gas	L+6.75% (9.09%)	2.3%	10/29/2025	500,000	495,088	477,500
Flavors Holdings, Inc.		Beverage, Food & Tobacco	L+10.00% (12.80%)	2.8%	10/3/2021	125,000	123,067	116,875
FullBeauty Brands Holding		High Tech Industries	L+9.00% (11.53%)	2.5%	10/13/2023	250,000	219,536	12,500
GK Holdings, Inc.		Business Services	L+10.25% (13.05%)	2.8%	1/21/2022	125,000	123,922	103,750
Inmar		Business Services	L+8.00% (10.52%)	2.5%	5/1/2025	500,000	494,044	495,000
McAfee LLC		Business Services	L+8.50% (11.01%)	2.5%	9/29/2025	458,332	455,789	456,423
Neustar, Inc.		High Tech Industries	L+8.00% (10.52%)	2.5%	8/8/2025	749,792	740,705	738,545
NPC International, Inc.		Beverage, Food & Tobacco	L+7.50% (10.02%)	2.5%	4/18/2025	500,000	499,086	472,500
Oxbow Carbon LLC		Metals & Mining	L+7.50% (10.02%)	2.5%	1/4/2024	500,000	495,758	495,625
Patriot Container Corp.		Environmental	L+7.75% (10.26%)	2.5%	3/20/2026	500,000	490,997	490,000
Total Senior Secured Loans—Second Lien						$4,708,124	$4,635,777	$4,336,218

Equity/Other—2.82%
ACON IWP Investors I, L.L.C.	(a)	Healthcare & Pharmaceuticals				500,000	500,000	495,651
Total Equity/Other						500,000	$500,000	$495,651

TOTAL INVESTMENTS—67.63%							$12,507,196	$11,882,849
OTHER ASSETS IN EXCESS OF LIABILITIES—32.37%								$5,688,072
NET ASSETS - 100.00%								$17,570,921

(a)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2018 represented 2.82% of the Company’s net assets. Fair value as of December 31, 2018 along with transactions during the period ended December 31, 2018 in affiliated investments were as follows:

			Year ended ended December 31, 2018
Non-controlled, Affiliated Investments	Number of Shares	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at December 31, 2018	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	500,000	$537,903	$-	$-	$(42,252)	$-	$495,651	$-
Javlin Capital, LLC, Convertible Note	666,389	-	-	-	666,389	(666,389)	-	-
Javlin Capital, LLC, C-2 Preferred Units	214,286	-	-	-	750,000	(750,000)	-	-
Total		$537,903	$-	$-	$1,374,137	(1,416,389)	$495,651	$-

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

(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime Rate (“Prime” or “P”) which reset daily, monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR, was 2.79700%.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 7.)

(d)	See Note 5 for a discussion of the tax cost of the portfolio.

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

The Company invests either alone or together with other private equity sponsors. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, or the Company Act. As a BDC, the Company is required to comply with certain regulatory requirements. The Company has elected to be treated for U.S. federal income tax purposes, and intends to annually qualify as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue code of 1986, as amended, or the Code. As of December 31, 2018, the Company has one wholly-owned subsidiary through which it held an interest in a non-controlled, affiliated portfolio company. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiary as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. The Company’s consolidated subsidiary is subject to U.S. federal and state income taxes. No taxes were accrued or paid by the wholly-owned subsidiary for the years ended December 31, 2018, 2017 and 2016.

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

On August 10, 2018, we entered into a definitive agreement with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY will merge with and into us, with Triton Pacific Investment Corporation, Inc.

(“TPIC”) as the combined surviving company, which will be renamed as TP Flexible Income Fund, Inc. That definitive agreement was amended effective February 12, 2019. In this report, we refer to the merger with PWAY as the “Merger” and the definitive agreement (as amended) with PWAY relating to the Merger as the “Merger Agreement.” The boards of directors of both PWAY and TPIC approved the Merger. The Merger is subject to a number of conditions to closing, including approval by our stockholders and the stockholders of PWAY and is expected to close after the date of this report.

If completed, the Merger will result in significant changes to us, including the following:

●	New Investment Adviser. Prospect Flexible Income Management, LLC, who we refer to as the New Adviser, will serve as our investment adviser. The New Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

●	Increased Leverage. Following the Merger, our asset coverage ratio requirement will be reduced from 200% to 150%, which will allow us to incur double the maximum amount of leverage that was previously permitted. As a result, we will be able to borrow substantially more money and take on substantially more debt than we are currently able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

●	Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this special repurchase offer, stockholders should be aware that:

○	Only stockholders of TPIC as of the date of our annual stockholder meeting, will be allowed to participate in the special repurchase offer, and they may have up to 100% of their shares repurchased (former stockholders of PWAY will not be able to participate).

○	If a substantial number of the eligible stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

▪	significantly decrease our asset size;

▪	require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

▪	cause us to incur additional leverage solely to meet repurchase requests.

●	New Board of Directors. Following the Merger, the composition of our board of directors will change and will consist of Craig J. Faggen, our current President and Chief Executive Officer, M. Grier Eliasek, PWAY’s President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are all currently independent directors of PWAY.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies . The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

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

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples.

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

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. Using the cumulative effect method applied to in-scope contracts with, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.

Paid-In-Kind Interest. The company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the year ended December 31, 2018, interest income did not include any PIK interest. For the year ended December 31, 2017, interest income included $19,488 of PIK interest. For the year ended December 31, 2016, interest income included $37,682 of PIK interest. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. As of July 1, 2017, the Company stopped accruing PIK interest on the subordinated convertible note made by Javlin Financial LLC (“Javlin Financial”). To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Capital Gains Incentive Fees. The Company has entered into an investment advisory agreement with the Adviser dated as of July 27, 2012. Pursuant to the terms of the investment advisory agreement, the Incentive Fee shall be determined and payable in arrears as of the end of each quarter, upon liquidation of the Company or upon termination of this Agreement, as of the termination date, and shall equal 20.0% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each quarter, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fees. There were no fees accrued for the year ended December 31, 2018. The fees for the year ended December 31, 2017 were $($334), all of which was for Incentive Fees calculated on unrealized gains. The fees for the year ended December 31, 2016 were $($35,216), all of which was for Incentive Fees calculated on unrealized gains.

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

Offering Costs. The Company will incur certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to issuer costs for advertising and sales, printing and marketing costs, professional and filing fees. Upon recognition or repayment to the Adviser of these costs, they will be capitalized as deferred offering expenses and then subsequently expensed over a 12-month period. The Adviser may reimburse the Company for all or part of these amounts pursuant to the Expense Support and Conditional Reimbursement Agreement (“Expense Reimbursement Agreement”) discussed below. As of December 31, 2018, 2017 and 2016, $0, $3,314,687 and $2,765,661, respectively, of offering costs have been reclassified and included as part of the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser. Of these Offering Expenses, $1,854,992 has exceeded the three-year period for repayment and will not be repayable by the Company. For the year ended December 31, 2018, the Company incurred $379,509 in offering costs that were not reimbursed by the Sponsor, of which $263,289 was expensed by the Company for the year ended December 31, 2018, and $11,622 was expensed by the Company for the year ended December 31, 2017. Should the merger close, all amounts reimbursable under the Expense Reimbursement Agreement will no longer be payable by the Company.

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

GAAP requires management to evaluate tax positions taken by the Company and recognize a tax liability if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service or other tax authorities. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2018, 2017 and 2016, there are no uncertain positions taken or expected to be taken that would require recognition of a liability or disclosure in the financial statements. The Company is subject to routine audits by the Internal Revenue Service or other tax authorities, generally for three years after the tax returns are filed; however, there are currently no audits for any tax periods in progress.

Recent Accounting Pronouncements. In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

NOTE 3 – SHARE TRANSACTIONS

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross proceeds from Offering	158,266.54	$2,080,405	440,963.13	$6,385,593	444,847.84	$6,683,706
Reinvestment of Distributions	29,466.05	346,702	22,461.05	291,697	15,548.74	215,591
Commissions and Dealer Manager Fees		(199,991)		(606,188)		(581,515)
Net Proceeds to Company from Share Transactions	187,732.59	$2,227,116	463,424.18	$6,071,102	460,396.58	$6,317,782

Status of Continuous Public Offering

During the years ended December 31, 2018, 2017 and 2016, the Company sold 158,266.54, 440,963.13, and 444,847.84 shares of common stock, respectively, for gross proceeds of approximately $2,080,405, $6,385,593, and $6,683,706, at an average price per share of $13.14, $14.48, and $15.02, respectively. The increase in Capital in excess of par value during the years ended December 31, 2018, 2017 and 2016 also includes reinvested stockholder distributions of $346,702, $291,697, and $215,591, respectively, for which the Company issued 29,466.05, 22,461.05, and 15,548.74 shares of common stock, respectively.

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees of $199,991, $606,188, and $581,515 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the Company Act.

The following table provides information concerning the Company’s repurchase of shares of common stock during the years ended December 31, 2018, 2017 and 2016 (no repurchases were made prior to 2016):

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

In connection with the Offering, the Company has incurred registration, organization, operating and offering costs. Such costs have been advanced by the Adviser. As discussed below, the Company has entered into an Expense Reimbursement Agreement with its Adviser. For the period from inception through December 31, 2018, certain registration, organization, operating and offering costs have been accounted for under the Expense Reimbursement Agreement and accordingly included in Reimbursement due from the Adviser on the statements of financial position.

The chart below, on a cumulative basis, discloses the components of the Reimbursement due from Adviser reflected on the Statements of Financial Position:

	December 31,	December 31,	December 31,
	2018	2017	2016
Operating Expenses	$1,977,504	$1,977,504	$1,896,657
Offering Costs	3,314,687	3,314,687	2,765,662
Due to related party offset	(4,949,476)	(4,707,407)	(4,213,469)
Reimbursements received from Adviser	(342,715)	(342,715)	(342,715)
Other amounts due to affiliates	1,511	15,559	448
Total due from affiliates	$1,511	$257,628	$106,583

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

The Company compensates the Adviser for investment services per an Investment Adviser Agreement (“Agreement”), approved by the Company’s directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Agreement at 20% of Company’s realized capital gains, as defined. The Agreement expires July 2019 and may continue automatically for successive annual periods, as approved by the Company. It will terminate automatically upon completion of the Merger. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

As a BDC, we will be subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest alongside our Adviser and its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and approval from our independent directors. As of December 31, 2018, the Company has one affiliate investment in ACON IWP Investors I, L.L.C.

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

The following table describes the fees and expenses incurred under the investment advisory and administration agreement and the dealer manager agreement during the years ended December 31, 2018, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017	2016
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Base Management Fees	$359,120	$334,224	$225,492
Triton Pacific Adviser, LLC	Investment Adviser Agreement	Capital Gains Incentive Fees(1)	$-	$(334)	$(35,216)
TFA Associates, LLC	Administration Agreement	Administrative Services Expenses	$318,093	$301,986	$298,864
Triton Pacific Securities, LLC	Dealer Manager Agreement	Dealer Manager Fees(2)	$38,416	$122,150	$136,896

(1)	During the years ended December 31, 2018, 2017 and 2016, the Company earned capital gains incentive fees of $0, ($334), and ($35,216), respectively, based on the performance of its portfolio, of which were based on unrealized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	During the years ended December 31, 2018, 2017 and 2016, the Company paid the Dealer Manager $199,991, $606,188, and $581,515, respectively, in sales commissions and dealer fees. $38,416, $122,150, and $136,896 were retained by TPS, respectively, and the remainder re-allowed to third party participating broker dealers.

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

The Expense Reimbursement Agreement is, by its terms, effective retroactively to the Company’s inception date of April 29, 2011 for operating expenses and from the break of escrow on June 25, 2014 for offering expenses. As of December 31, 2018, $5,292,191 has been recorded as Reimbursement due from the Adviser pursuant to the Expense Reimbursement Agreement. Of this, $4,849,476 representing an amount due to the Adviser, was netted against the Reimbursement due from Adviser and $342,715 was paid to the Company by the Adviser.

Beginning the year ended December 31, 2016, the Adviser began to reimburse less than 100% of operating expenses, and for the year ended December 31, 2017, the Adviser did not reimburse any operating expenses after the first quarter. Additionally, the Adviser did not reimburse any offering expenses for the fourth quarter of 2017, and no costs were reimbursed for the year ended December 31, 2018. Of these offering and operating expenses, $3,080,587 has exceeded the three-year period for repayment and will not be repayable by the Company.

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2018, 2017 and 2016:

	Distribution
Fiscal 2018	Per Share	Amount
January 29, 2018	$0.03370	47,908
February 28, 2018	$0.03370	49,067
March 28, 2018	$0.03370	49,752
April 26, 2018	$0.03370	50,700
May 29, 2018	$0.03370	51,014
June 27, 2018	$0.03370	51,096
July 27, 2018	$0.03370	51,473
August 27, 2018	$0.03370	52,453
September 25, 2018	$0.03370	52,802
October 25, 2018	$0.03370	53,116
November 23, 2018	$0.03370	53,352
December 26, 2018	$0.03370	53,782

Fiscal 2017
January 27, 2017	$0.04000	39,407
February 24, 2017	$0.04000	41,323
March 23, 2017	$0.04000	42,513
April 27, 2017	$0.04000	44,526
May 25, 2017	$0.04000	46,364
June 23, 2017	$0.04000	47,861
July 21, 2017	$0.04000	48,678
August 29, 2017	$0.03417	44,767
September 28, 2017	$0.03417	45,500
October 26, 2017	$0.03417	46,109
November 27, 2017	$0.03370	46,685
December 26, 2017	$0.03370	47,326

Fiscal 2016
January 22, 2016	$0.04500	$25,244
February 16, 2016	$0.04500	$26,477
March 23, 2016	$0.04500	$30,271
April 21, 2016	$0.04500	$32,832
May 19, 2016	$0.04500	$34,950
June 23, 2016	$0.04500	$36,206
July 21, 2016	$0.04000	$32,318
August 25, 2016	$0.04000	$33,293
September 22, 2016	$0.04000	$33,877
October 20, 2016	$0.04000	$35,164
November 18, 2016	$0.04000	$37,327
December 20, 2016	$0.04000	$38,091

Prior to April 2015, the Company’s distributions were paid quarterly in arrears.  On April 2, 2015, the Company authorized and declared a first quarter cash distribution of $0.116 per share, to the stockholders of record as of April 13, 2015. Beginning April 2015, the Company commenced the declaration and payment of monthly distributions, payable in advance, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions.

On January 21, 2019, February 27, 2019, and March 25, 2019 the Company authorized and declared a cash distribution of $0.0337 per share for the months of January, February and March 2019, to the stockholders of record as of January 25, 2018, February 28, 2018, and March 27, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$-	$-	$-	$-	$-	$-
Borrowings	-	-	-	-	-	-
Net investment income (prior to expense reimbursement)(1)	-	-	-	-	-	-
Short-term capital gains proceeds from the sale of assets	28,982	5%	47,998	9%	-	-
Long-term capital gains proceeds from the sale of assets	92,622	15%	-	-	-	-
Distributions from common equity (return of capital)	494,910	80%	493,061	91%	-	-
Expense reimbursement from sponsor	-	-	-	-	396,050	100%
Total	$616,514	100%	$541,059	100%	$396,050	100%

(1)	During the year ended December 31, 2018, 97.1% of the Company’s gross investment income was attributable to cash income earned, and 2.9% was attributable to non-cash accretion of discount.

The Company’s net investment income (loss) on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $(341,574), ($192,563), and $335,572, respectively. As of December 31, 2018, 2017 and 2016, the Company had $(2,929,973), $(611,736) and $30,450, respectively, of undistributed (overdistributed) net investment income and realized gains on a tax basis.

The primary difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income (loss) is due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company for the years ended December 31, 2018, 2017 and 2016.

The following table sets forth reconciliation between GAAP basis net investment income and tax basis net investment income (loss) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
GAAP basis net investment income (loss)	$(341,574)	$(192,229)	$370,788
Reversal of incentive fee accrual on unrealized gains	-	(334)	(35,216)
Other book-tax differences	-	-	-
Tax-basis net investment income (loss)	$(341,574)	$(192,563)	$335,572

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2018, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2018	2017	2016
Distributable realized gains (long-term capital gains)	$(1,416,390)	$65,363	$21,925
Distributable ordinary income (loss) (income and short-term capital gains (loss))	(1,513,583)	(677,099)	8,525
Net unrealized appreciation (depreciation) on investments	(624,348)	(1,514,510)	1,666
Total	$(3,554,321)	$(2,126,246)	$32,116

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $13,173,585, $13,550,047, and $10,597,454 for the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(624,348), $(1,514,510), and $1,666 as of December 31, 2018, 2017 and 2016, respectively.

NOTE 6 – INVESTMENT PORTFOLIO

The following table summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2018, 2017 and 2016:

	December 31, 2018			December 31, 2017			December 31, 2016
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans—First Lien	$7,371,419	$7,050,980	60%	$7,714,423	$7,690,952	64%	$6,680,615	$6,761,313	64%
Senior Secured Loans—Second Lien	4,635,777	4,336,218	36%	3,919,236	3,806,683	32%	2,024,991	1,967,658	19%
Subordinated Debt	0	-	0%	666,389	-	0%	646,901	646,901	6%
Equity/Other	500,000	495,651	4%	1,250,000	537,903	4%	1,250,000	1,228,301	11%
Total	$12,507,196	$11,882,849	100%	$13,550,048	$12,035,538	100%	$10,602,507	$10,604,173	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
	Fair	Percentage of	Fair	Percentage of	Fair	Percentage of
Industry Classification	Value	Portfolio	Value	Portfolio	Value	Portfolio
Automotive Repair, Services, and Parking	$-	0.0%	$-	0.0%	$122,459	1.2%
Beverage, Food & Tobacco	1,678,908	14.1%	1,618,327	13.4%	1,162,891	11.0%
Business Services	3,079,325	25.9%	4,325,419	35.8%	2,793,526	26.3%
Construction & Building	417,375	3.5%	-	0.0%	-	0.0%
Consumer Services	1,284,399	10.8%	1,671,168	13.9%	955,659	9.0%
Energy: Oil & Gas	792,894	6.7%	337,488	2.8%	346,500	3.3%
Environmental	490,000	4.1%	-	0.0%	-	0.0%
Healthcare & Pharmaceuticals	1,461,343	12.2%	734,869	6.1%	1,403,008	13.2%
High Tech Industries	751,045	6.3%	833,178	6.9%	1,016,921	9.6%
Hotel, Gaming & Leisure	494,806	4.2%	352,809	2.9%	-	0.0%
Media: Diversified and Production	293,255	2.5%	334,586	2.8%	347,375	3.3%
Metals & Mining	495,625	4.2%	1,143,870	9.5%	245,625	2.3%
Paper and Allied Products	-	0.0%	-	0.0%	115,294	1.1%
Retail	-	0.0%	-	0.0%	712,500	6.7%
Specialty Finance	-	0.0%	-	0.1%	1,184,130	11.2%
Telecommunications	459,394	3.9%	496,322	4.2%	-	0.0%
Wholesale Trade-Nondurable Goods	184,480	1.6%	187,502	1.6%	198,285	1.8%
Total	$11,882,849	100.0%	$12,035,538	100.0%	$10,604,173	100.0%

One second lien senior secured loan, FullBeauty, Was on non-accrual status as of December 31, 2018. On February 2, 2019, Fullbeauty Brands Holding was restructured and second lien holders received a pro rata share of a new junior loan and 10% of the new common stock.

On June 30, 2017, the Company made the decision to write down the carrying value of its investment value in Javlin Financial. The decision was due to performance issues within Javlin Financial’s core business and a breakdown in restructuring negotiations between the Company, its lenders, and Javlin Financial’s controlling shareholder. The full realized loss for the investments in Javlin was recognized in the fourth quarter of 2018.

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

As of December 31, 2018, 2017 and 2016, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2018	December 31, 2017	December 31, 2016
Level 1—Price quotations in active markets	$-	$-	$-
Level 2—Significant other observable inputs	-	-	-
Level 3—Significant unobservable inputs	11,882,849	12,035,538	10,604,173
Total	$11,882,849	$12,035,538	$10,604,173

The Company’s investments as of December 31, 2018 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples.

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

The following is a reconciliation for the year ended December 31, 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$7,690,952	$3,806,683	$-	$537,903	$12,035,538
Accretion of discount (amortization of premium)	24,393	8,966	-	-	33,359
Net realized gain (loss)	39,291	16,949	(666,389)	(750,000)	(1,360,149)
Net change in unrealized appreciation (depreciation)	(296,968)	(187,006)	666,389	707,748	890,163
Purchases	2,943,750	1,482,500	-	-	4,426,250
Paid-in-kind interest	-	-	-	-	-
Sales and redemptions	(3,350,436)	(791,876)	-	-	(4,142,312)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$7,050,982	$4,336,216	$-	$495,651	$11,882,849

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(296,968)	$(187,006)	$-	$707,748	$223,774

The following is a reconciliation for the year ended December 31, 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2017
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173
Accretion of discount (amortization of premium)	21,761	10,005	-	-	31,766
Net realized gain (loss)	50,321	41,115	-	-	91,436
Net change in unrealized appreciation (depreciation)	(104,169)	(55,220)	(666,389)	(690,398)	(1,516,176)
Purchases	4,392,250	2,720,625	-	-	7,112,875
Paid-in-kind interest	-	-	19,488	-	19,488
Sales and redemptions	(3,430,524)	(877,500)	-	-	(4,308,024)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$7,690,952	$3,806,683	$(0)	$537,903	$12,035,538

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(104,169)	$(55,220)	$-	$(690,398)	$(849,787)

The following is a reconciliation for the year ended December 31, 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the year ended December 31, 2016
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Subordinated Convertible Debt	Equity/Other	Total
Fair value at beginning of period	$2,389,377	$1,041,875	$609,219	$1,488,266	$5,528,737
Accretion of discount (amortization of premium)	12,124	6,512	-	-	18,636
Net realized gain (loss)	19,433	298	-	-	19,731
Net change in unrealized appreciation (depreciation)	117,410	(33,527)	-	(259,965)	(176,082)
Purchases	5,083,375	1,202,500	-	-	6,285,875
Paid-in-kind interest	-	-	37,682	-	37,682
Sales and redemptions	(860,406)	(250,000)	-	-	(1,110,406)
Net transfers in or out of Level 3	-	-	-	-	-
Fair value at end of period	$6,761,313	$1,967,658	$646,901	$1,228,301	$10,604,173

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$117,410	$(33,527)	$-	$(259,965)	$(176,082)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2018 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,050,980	Market quotes	Indicative dealer quotes	49.00 - 100.50	95.68
Senior Secured Second Lien Debt	4,336,218	Market quotes	Indicative dealer quotes	3.00 - 100.17	96.81
Equity/Other	495,651	Market comparables	EBITDA multiples (x)	6.50x - 8.50x	7.50x
Total	$11,882,849

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2017 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	7,690,952	Market quotes	Indicative dealer quotes	78.05 - 102.00	98.73
Senior Secured Second Lien Debt	3,806,683	Market quotes	Indicative dealer quotes	26.67 - 103.00	98.55
Subordinated Debt	-	Market comparables	Book value multiples (x)	N/A	N/A
Equity/Other	-	Market comparables	Book value multiples (x)	N/A	N/A
Equity/Other	537,903	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$12,035,538

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2016 were as follows:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average
Senior Secured First Lien Debt	$6,761,313	Market quotes	Indicative dealer quotes	79.50 - 102.00	99.63
Senior Secured Second Lien Debt	1,967,658	Market quotes	Indicative dealer quotes	58.00 - 102.19	94.31
Subordinated Debt	646,901	Distribution cash flow	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%
Equity/Other	537,229	Distribution cash flow	Discount rate/ income multiple	14.6% - 17.4%/ 2.4x - 34.0x	15%
Equity/Other	691,072	Market comparables	EBITDA multiples (x)	7.15x - 9.15x	8.15x
Total	$10,604,173

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Per Share Data:
Net asset value, beginning of period	$11.89	$13.55	$13.75
Results of operations(1)
Net investment income (loss)	(0.22)	(0.16)	0.48
Net realized and unrealized appreciation (depreciation) on investments(2)	(0.30)	(1.12)	(0.14)
Net increase (decrease) in net assets resulting from operations	(0.52)	(1.28)	0.34
Stockholder distributions(3)
Distributions from net investment income	(0.32)	(0.41)	(0.51)
Distributions from net realized gain on investments	(0.08)	(0.04)	-
Net decrease in net assets resulting from stockholder distributions	(0.40)	(0.45)	(0.51)
Capital share transactions
Issuance of common stock(4)	0.02	0.07	(0.03)
Offering costs(1)	-	-	-
Net increase (decrease) in net assets resulting from capital share transactions	0.02	0.07	(0.03)
Net asset value, end of period	$10.99	$11.89	$13.55
Shares outstanding, end of period	1,598,578	1,417,233	976,406
Total return(5)	-4.2%	-8.9%	2.2%
Ratio/Supplemental Data:
Net assets, end of period	$17,570,921	$16,849,237	$13,228,702
Ratio of net investment income to average net assets	-2.0%	-1.3%	3.6%
Ratio of total operating expenses to average net assets	8.8%	7.3%	7.2%
Ratio of expenses reimbursed by sponsor to average net assets	0.0%	0.5%	6.5%
Ratio of expense recoupment payable to sponsor to average net assets	0.0%	0.0%	0.0%
Ratio of capital gain incentive fee to average net assets	0.0%	0.0%	-0.3%
Ratio of net operating expenses to average net assets	8.8%	6.7%	0.7%
Portfolio turnover(6)	24.1%	28.6%	10.8%

(1)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2018, 2017 and 2016.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses in portfolio securities for the year because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.
(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.
(6)	Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Investment income	$307,853	$302,543	$298,822	$255,673
Operating expenses
Total operating expenses	367,851	421,403	433,836	283,375
Net investment income (loss)	(59,998)	(118,860)	(135,014)	(27,702)
Realized gain on investments	(1,393,109)	3,740	6,570	22,650
Net increase (decrease) in unrealized appreciation on investments	976,609	(14,389)	(131,582)	59,525
Net increase (decrease) in net assets resulting from operations	$(476,498)	$(129,509)	$(260,026)	$54,473
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$(0.04)	$(0.08)	$(0.09)	$(0.02)
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$(0.30)	$(0.08)	$(0.17)	$0.04
Weighted average shares outstanding - Basic and diluted	1,584,482	1,544,718	1,509,527	1,445,936

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Investment income	$220,782	$227,488	$185,630	$183,548
Operating expenses
Total operating expenses	335,898	283,890	218,629	252,107
Expense reimbursement from sponsor	-	-	-	(80,847)
Net operating expenses	335,898	283,890	218,629	171,260
Net investment income (loss)	(115,116)	(56,402)	(32,999)	12,288
Realized gain on investments	302	26,569	51,950	12,615
Net increase (decrease) in unrealized appreciation on investments	(66,150)	(131,397)	(1,410,823)	92,194
Net increase (decrease) in net assets resulting from operations	$(180,964)	$(161,230)	$(1,391,872)	$117,097
Per share information-basic and diluted
Net investment income (loss) - Basic and diluted	$(0.08)	$(0.04)	$(0.03)	$0.01
Net increase (decrease) in net assets resulting from operations - Basic and diluted	$(0.13)	$(0.13)	$(1.21)	$0.12
Weighted average shares outstanding - Basic and diluted	1,375,869	1,266,225	1,147,150	1,016,727

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on March 29, 2019 and notes the following:

For the period beginning January 1, 2019 and ending March 29, 2019, the Company sold 7,661.93 shares of its common stock for total gross proceeds of $97,000, and issued amounts pursuant to its distribution reinvestment plan in the amount of $90,903.

The Company and PWAY announced that the shareholders of each of the Company and PWAY at separate shareholder meetings held on March 15, 2019, overwhelmingly approved, among other matters, the merger between the Company and PWAY to create TP Flexible Income Fund, Inc. (the “Fund”). The Boards of Directors of both the Company and PWAY previously approved the merger, including the merger agreement.

At the Company’s shareholder meeting, 96.2% of votes cast voted in favor of the merger. At the PWAY shareholder meeting, 96.0% of votes cast voted in favor of the merger. Each meeting was attended, either in person or by proxy, by a quorum for shareholders of record as of February 12, 2019.

The merger is expected to close on or about March 31, 2019.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 to determine that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2018, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers.

The following contains information regarding our board and executive officers as of the date of this report.

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

Name (Age)	Position Held	Director Since	Expiration of Current Term	Principal Occupation Past 5 Years

Interested Directors
Craig J. Faggen (49)	Chairman and CEO	2012	2019	Private Equity Professional
Ivan Faggen (79)	Director	2012	2019	Private Equity Professional

Independent Directors
Ronald W. Ruther (83)	Director, Audit Comm.	2012	2019	Business Adviser
Marshall Goldberg (78)	Director, Audit Comm.	2012	2019	Directorships
William Pruitt (79)	Director, Audit Comm.	2012	2019	Directorships

Executive Officers
Michael L. Carroll (43)	Chief Financial Officer and Secretary	--	--	Financial Executive

Biographical Information

Interested Directors:

Craig J. Faggen: Mr. Faggen served as our Chairman of the Board and Chief Executive Officer prior to the Merger. Mr. Faggen has over 20 years of experience developing and implementing strategic initiatives and structuring numerous complex capital markets transactions. For the past five years, Mr. Faggen has served as the co-founder and Chief Executive Officer of Triton Pacific, which includes TPCP, and has been actively involved in building its private equity division. As CEO of Triton Pacific, Mr. Faggen has overall firm oversight responsibilities. Prior to co-founding Triton Pacific, he was a founder and a partner in the boutique investment banking firm Triton Pacific Capital, LLC. There he was instrumental in the due diligence, structuring, and closing of several billion dollars of transactions. Prior to co-founding Triton Pacific, Mr. Faggen worked in Arthur Andersen’s Capital Markets Group, where he acted as a financial advisor to a number of public and private companies on various transactions including IPOs, securitized debt transactions, equity private placements, dispositions and M&A related opportunities. Mr. Faggen received a B.A. in Economics from UCLA and a Master’s Degree from MIT. Craig Faggen sits on the board of a number of private companies, most of which are portfolio companies of investment funds managed or sponsored by Triton Pacific Capital Partners, LLC or its affiliates. Mr. Faggen does not sit on the board of any other public companies. Mr. Faggen is the son of one of our directors, Ivan Faggen.

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

Executive Officers (who are not directors):

Michael Carroll, Chief Financial Officer and Secretary: Mr. Carroll served as our Chief Financial Officer and secretary since inception and thorough the Merger. He has extensive experience in the area of financial accounting and has spent several years at Triton Pacific managing fund finances and investor relations. Prior to joining Triton Pacific, Mr. Carroll managed the business functions and accounts of various political organizations and worked on Capitol Hill. Prior experiences include serving as Deputy Treasurer of Virginians for Jerry Kilgore, a Richmond-based candidate committee, where Mr. Carroll managed the committees’ campaign contributions, totaling over $22 million. Mr. Carroll received a B.S. from Virginia Commonwealth University.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to such persons were timely filed.

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

Under the Company’s Amended and Restated Bylaws, the Board may designate one of the Company’s directors as chair to preside over meetings of the Board and meetings of stockholders, and to perform such other duties as may be assigned to him or her by the Board. Prior to the Merger, Mr. Craig Faggen held the dual positions of chairman of the Board and Chief Executive Officer of the Company and since the Merger, Mr. M. Grier Eliasek has held these positions. Both are “interested persons” by virtue of his employment with the Adviser and the Adviser, respectively. The Company believes that it is in the best interests of the Company’s stockholders for Mr. Faggen and Mr. Eliasek to serve as Chief Executive Officer and Chairman of the Board because of their significant experience in matters of relevance to the Company’s business. The Board has determined that the composition of the Audit Committee (consisting solely of Independent Directors) is an appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as CEO and an interested person of the Company. The Company believes that the Board’s flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of the Company and its stockholders.

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

Meetings of the Board of Directors

During the fiscal year of 2018, our board of directors held four board meetings and four Audit Committee meetings. All directors attended all of the meetings of the board of directors and of the respective committees on which they serve, other than Mr. Goldberg who missed one board meeting and one meeting of the Audit Committee due to health reasons. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Committees of the Board of Directors

Audit Committee

Our audit committee is composed wholly of our independent directors. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available and for determining the net asset value of our shares. The board of directors and audit committee may utilize the services of an independent valuation firm to help them determine the fair value of these securities. Messrs. Pruitt, Goldberg and Ruther served as the members of our audit committee during 2018, and Mr. Ruther served as the chairman. Our board of directors determined that Mr. Ruther is an “audit committee financial expert” as defined under relevant SEC rules. Messrs. Cooper, Gremp and Stark have served as the members of our audit committee since the Merger, and Mr. Stark is the chairman. Our board of directors has determined that Mr. Stark is an “audit committee financial expert” as defined under relevant SEC rules.

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

Stockholder Recommendation of Director Candidates to the Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to our secretary at the address set forth on the cover page of this report. Recommendations for individuals to be considered for nomination at the 2020 Annual Meeting must be received by December 31, 2019. Recommendations received after December 31, 2019 will not be considered for nomination at the 2020 Annual Meeting. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Communications Between Stockholders and the Board

The Board welcomes communications from the Company’s stockholders. Stockholders may send communications to the Board or to any particular director to the following address: c/o Triton Pacific Investment Corporation, Inc., 6701 Center Drive West, Suite 1450, Los Angeles, CA 90045. Stockholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Compensation of Directors

The fees payable to an Independent Director shall be determined based on the Company’s net assets as of the end of each fiscal quarter and be paid quarterly in arrears as follows:

Net Asset Value	Annual Cash Retainer Fee	Board Meeting Fee	Annual Audit Committee Chairperson Fee	Annual Audit Committee Member Fee	Audit Committee Meeting Fee
$0 to $25 million	-	-	-	-	-
$25 million to $75 million	$20,000	$1,000	$10,000	$2,500	$500
over $75 million	$30,000	$1,000	$12,500	$2,500	$500

Item 11.	Executive Compensation

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

The following table sets forth the beneficial ownership of the persons who served as the Company’s directors, executive officers during 2018, including each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group, both prior to and following the Merger.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of December 31, 2018.

Shares Beneficially Owned as of December 31, 2018
Name and Address of Beneficial Owner	Number of Shares(1)		Percentage(2)
5% Stockholders

None

Interested Directors:(3)
Craig Faggen	17,126.68	(4)	0.01%
Ivan Faggen	-		-

Independent Directors:(3)	-		-
Ronald W. Ruther	-		-
Marshall Goldberg	-		-
William Pruitt

Executive Officers(3) Michael L. Carroll	-		-

All executive officers and directors as a group (6 persons)	17,126.68		0.01%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assumes no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with respect to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 1,598,577.90 shares of our common stock issued and outstanding as of December 31, 2018.

(3)	Address is c/o Triton Pacific Adviser, LLC, 6701 Center Drive, Suite 1450, Los Angeles, CA 90045.

(4)	The Company issued 14,815 shares of its common stock to Triton Pacific Adviser in exchange for gross proceeds of $200,003 and has received 2,311.28 shares through the Dividend Reinvestment Program.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of December 31, 2018. We are not part of a “family of investment companies,” as that term is defined in the Investment 1940 Act of 1940, as amended (the “1940 Act”).

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Craig Faggen	Over $100,000 (3)
Ivan Faggen	None
Independent Directors
Ronald W. Ruther	None
Marshall Goldberg	None
William Pruitt	None

(1)	The dollar ranges are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.

(2)	The dollar range of equity securities beneficially owned in the Company as of December 31, 2018. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(3)	The value of equity securities beneficially owned in the Company as of December 31, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

During 2018, the Company compensated the Adviser for investment services per an Investment Adviser Agreement (“Advisory Agreement”), approved by the Independent Directors, calculated as the sum of (1) base management fee, calculated quarterly at 0.5% of the Company’s average gross assets payable quarterly in arrears, and (2) an incentive fee upon capital gains determined and payable in arrears as of the end of each quarter or upon liquidation of the Company or upon termination of Former Agreement at 20% of Company’s realized capital gains, as defined. The Company paid the Adviser $359,120 in base management fees during the year ended December 31, 2018. In addition, during the year ended December 31, 2018, the Company did not earn any capital gains incentive fees based on the performance of its portfolio. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. All management fees earned by the Adviser prior to January 1, 2014 were waived by the Adviser.

On March 27, 2014, the Company and the Adviser agreed to an Expense Support and Conditional Reimbursement Agreement, or the Expense Reimbursement Agreement. A discussion of the Expense Reimbursement Agreement is included in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Expense Reimbursement Agreement” which discussion is incorporated herein by reference.

During the year ended December 31, 2018, the Company compensated TFA Associates, LLC (an affiliate of the Company) for administration services per an Administration Agreement for costs and expenses incurred with the administration and operation of the Company. Such agreement expired upon the closing of the Merger. During the year ended December 31, 2018, the Company paid TFA Associates $318,093 in administrative fees.

The dealer manager for the Company’s public offering is Triton Pacific Securities, LLC, which is one of the Company’s affiliates. During the year ended December 31, 2018, the Company paid the dealer manager $199,991 in sales commissions and dealer fees. Of this amount, $38,416 was retained by Triton Pacific Securities, and the remainder re-allowed to third party participating broker dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to such persons were timely filed.

Item 14.	Principal Accountant Fees and Services

FGMK, LLC, served as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. The Company knows of no direct financial or material indirect financial interest of FGMK in the Company.

Fees

Set forth in the table below are audit fees and non-audit related fees billed to the Company by FGMK for professional services performed for the Company’s fiscal years ended December 31, 2018 and December 31, 2017:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2018	$114,148	$15,775	$10,500	-
2017	$117,332	$6,820	$9,092	-

(1)	“Audit-Related Fees” are those fees billed to the Company by FGMK for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(2)	“Tax Fees” are those fees billed to the Company by FGMK in connection with tax consulting services, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company by FGMK in connection with permitted non-audit services.

During the fiscal years ended December 31, 2018 and December 31, 2017, no non-audit fees were paid to FGMK for services rendered to our Adviser and any entity controlling, controlled by or under common control with our Adviser that provides ongoing services to the Company.

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which FGMK billed the Company for the fiscal years ended December 31, 2018 and December 31, 2017 were pre-approved by the Audit Committee.

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

10.11	Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity Fund, Inc. (Filed as Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018)

10.12	Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway Capital Opportunity Fund, Inc. (Filed as Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on February 13, 2019).

14.1	Amended Code of Ethics of the Registrant (Incorporated by reference, Exhibit 2(R), filed with Pre-Effective Amendment No. 1 to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on August 29, 2011.)

31.1	Certification of Chief Executive Officer of Triton Pacific Investment Incorporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Triton Pacific Investment Corporation., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2019.

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

Signature	Title	Date

/s/ Craig J. Faggen	Director and Chairman of the Board and CEO	March 29, 2019
Craig J. Faggen

/s/ Ivan Faggen	Director	March 29, 2019
Ivan Faggen

/s/ Ronald Ruther	Independent Director	March 29, 2019
Ronald Ruther

/s/ William Pruitt	Independent Director	March 29, 2019
William Pruitt

/s/ Marshall Goldberg	Independent Director	March 29, 2019
Marshall Goldberg