Form 10-Q
period 2019-03-31
TP Flexible Income Fund, Inc.
filed 2019-05-17
CIK 1521945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-00908

TP FLEXIBLE INCOME FUND, INC.

(Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, 42nd Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 448-0702

Triton Pacific Investment Corporation, Inc.; 6701 Center Drive West, Suite 1450, Los Angeles, CA 90045; December 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of May 17, 2019 was 2,409,557.

TP FLEXIBLE INCOME FUND, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TP FLEXIBLE INCOME FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2019 (unaudited)	June 30, 2018 (1)

ASSETS
Affiliate investments at fair value (cost of $500,000 and $0, respectively)	$507,988	$-
Non-control/non-affiliate investments at fair value (cost of $20,914,507 and $11,296,565, respectively)	19,105,297	10,940,179
Total investments at fair value (cost of $21,414,507 and $11,296,565, respectively)	19,613,285	10,940,179
Cash	5,171,847	587,722
Interest receivable	161,855	173,755
Due from Adviser (2)	-	118,109
Deferred offering costs	205,110	64,500
Prepaid expenses and other assets	361,648	24,899
Due from Affiliate (2)	13,194	12,018
Total assets	25,526,939	11,921,182

LIABILITIES
Due to Adviser (2)	49,829	1,975,233
Revolving Credit Facility (Note 11)	-	1,350,000
Accrued expenses	331,830	128,323
Due to Administrator (2)	36,797	45,833
Dividends payable	-	42,568
Due to Affiliates (2)	21,801	20,953
Interest payable	-	5,108
Total liabilities	440,257	3,568,018
Commitments and contingencies (Note 10)
Net assets	$25,086,682	$8,353,164

NET ASSETS
Common Stock, par value $0.001 per share 75,000,000 shares authorized; 2,403,349 shares issued and outstanding at March 31, 2019,)	$2,403	$-
Common Stock of PWAY, par value $0.01 per share 200,000,000 shares authorized; 844,708 shares issued and outstanding at June 30, 2018(3))	-	6,574
Paid-in capital in excess of par (Note 6)	31,129,277	8,859,427
Distributable earnings (accumulated loss) (Noted 9)	(6,044,998)	(512,837)
Total net assets	$25,086,682	$8,353,164
Net asset value per share	$10.44	$9.89	(3)

1)	See Notes 1,3 and 9.

2)	This balance references a related-party transaction. Refer to “Note 4—Related Party Transactions and Arrangements” for more detail.

3)	Net asset value per share and June 30, 2018 shares for Pathway Capital Opportunity Fund, Inc. ("PWAY") has been adjusted by the exchange ratio used in the merger.

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
INVESTMENT INCOME
Interest Income from non-control/non-affiliate investments	$251,386	$322,245	$850,356	$973,159
Total investment income	251,386	322,245	850,356	973,159

OPERATING EXPENSES
Amortization of offering costs (2)	-	98,875	64,500	282,121
Administrator costs (3)	36,797	68,750	122,671	289,242
Base management fees (3)	43,813	65,951	152,226	202,561
Adviser shared service expense (3)	5,477	72,324	19,028	203,412
Valuation services	41,826	45,084	123,596	99,807
Audit and tax expense	83,778	20,076	172,397	130,576
Transfer agent’s fees and expenses	59,325	26,466	48,391	105,622
Insurance expense	9,285	26,937	65,457	84,165
Interest expense	5,277	14,805	24,871	51,535
Report and notice to shareholders	-	30,107	5,333	46,880
Legal expense	148,537	(7,373)	729,381	37,728
General and administrative	5,326	6,868	17,562	20,766
Due diligence expense	-	-	-	16,463
Shareholder fees	-	5,344	-	8,897
Excise taxes	-	-	-	(8,777)
Total operating expenses	439,441	474,214	1,545,413	1,570,998
Waiver of offering costs (2)	(1,492,252)	-	(1,492,252)	-
Expense support reimbursement (2)	-	-	-	(456,660)
Expense limitation payment (2)	-	(279,811)	(181,029)	(522,569)
Total net operating expenses	(1,052,811)	194,403	(127,868)	591,769
Net investment income	1,304,197	127,842	978,224	381,390

Net realized gain (loss) on:
Non-control/non-affiliate investments	-	8,850	(45,453)	146,199
Total net realized gain (loss)	-	8,850	(45,453)	146,199
Net change in unrealized gain (loss) on:
Non-control/non-affiliate investments	175,862	(208,255)	(769,197)	(367,078)
Total net change in unrealized gain (loss) on investments	175,862	(208,255)	(769,197)	(367,078)

Total net realized gain (loss) and change in unrealized gain (loss) on investments	175,862	(199,405)	(814,650)	(220,879)
Net increase (decrease) in net assets resulting from operations	$1,480,059	$(71,563)	$163,574	$160,511
Net increase in net assets resulting from operations per share (Note 12)	$1.90	$(0.11)	$0.20	$0.24

(1)	See Notes 1 and 9.

(2)	This balance relates to organization and offering costs that were no longer reimbursable to the the former investment adviser to PWAY, Pathway Capital Opportunity Fund Management, LLC as a result of the Merger.

(3)	This balance references a related-party transaction. Refer to “Note 4—Related Party Transactions and Arrangements” for more detail.

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

For the three months ended March 31, 2019

	Common Stock
	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Accumulated Loss)(1)	Net Assets
Balance as of December 31, 2018	617,189	$6,172	$8,137,765	$(1,829,322)	$6,314,615
Net Increase in net assets resulting from operations
Net investment income (loss)				1,304,197	1,304,197
Net realized gain (loss) on investments				-	-
Net change in unrealized gain (loss) on investments				175,862	175,862
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)				(43,919)	(43,919)
Distributions from earnings -Class I (Previously Class RIA and I)				(2,494)	(2,494)
Return of capital distributions -Class A (Previously Class R)			(46,742)		(46,742)
Return of capital distributions -Class I (Previously Class RIA and I)			(2,654)		(2,654)
Shares issued through reinvestment of dividends	3,822	38	43,924		43,962
Repurchase of common shares	(17,748)	(177)	(191,495)		(191,672)
Offering costs (Note 7)			482,981	-	482,981
Tax Reclassification of Net Assets			899,819	(899,819)	-
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,805,679	(4,749,503)	17,052,546
Total Increase (Decrease) for the three months ended March 31, 2019	1,786,160	(3,769)	22,991,512	(4,215,676)	18,772,067
Balance as of March 31, 2019	2,403,349	$2,403	$31,129,277	$(6,044,998)	$25,086,682

For the three months ended March 31, 2018

	Common Stock
	Shares	Par	Paid-in Capital Excess of Par	Distributable Earnings (Accumulated Loss)(2)	Net Assets
Balance as of December 31, 2017	667,852	$6,679	$8,817,889	$174,451	$8,999,019
Net Increase in net assets resulting from operations
Net investment income (loss)				127,842	127,842
Net realized gain (loss) on investments				8,850	8,850
Net change in unrealized gain (loss) on investments				(208,255)	(208,255)
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)				-	-
Distributions from earnings -Class I (Previously Class RIA and I)				-	-
Return of capital distributions -Class A (Previously Class R)				(136,381)	(136,381)
Return of capital distributions -Class I (Previously Class RIA and I)				(7,076)	(7,076)
Shares sold	5,032	50	69,950		70,000
Commissions and fees on shares sold			(3,075)		(3,075)
Shares issued through reinvestment of dividends	4,991	50	67,470		67,520
Repurchase of common shares	(5,690)	(57)	(77,095)		(77,152)
Tax Reclassification of Net Assets			(143,457)	143,457	-
Total Increase (Decrease) for the three months ended March 31, 2018	4,333	43	(86,207)	(71,563)	(157,727)
Balance as of March 31, 2018	672,185	$6,722	$8,731,682	$102,888	$8,841,292

See notes to financial statements (unaudited).

(1) The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the quarter to date ended March 31, 2019

	Distributable Earnings (Loss)
	Accumulated Net Investment (Loss)	Realized Gain (Loss)	Net Unrealized Gain (Loss)	Distributable Earnings (Accumulated Loss)
Balance at December 31, 2018	$(519,519)	$(8,359)	$(1,301,444)	$(1,829,322)
Net Increase in net assets resulting from operations
Net investment income (loss)	1,304,197			1,304,197
Net realized gain (loss) on investments		-		-
Net change in unrealized gain (loss) on investments			175,862	175,862
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)	(43,919)			(43,919)
Distributions from earnings -Class I (Previously Class RIA and I)	(2,494)			(2,494)
Tax Reclassification of Net Assets	(899,819)			(899,819)
Recapitalization and merger (Notes 1, 3 and 9)	(2,379,861)	(1,694,002)	(675,640)	(4,749,503)
Total Increase (Decrease) for the three months ended March 31, 2019	(2,021,896)	(1,694,002)	(499,778)	(4,215,676)
Balance as of March 31, 2019	$(2,541,415)	$(1,702,361)	$(1,801,222)	$(6,044,998)

(2) The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the quarter to date ended March 31, 2018

	Distributable Earnings (Loss)
	Accumulated Net Investment (Loss)	Realized Gain (Loss)	Net Unrealized Gain (Loss)	Distributable Earnings (Accumulated Loss)
Balance at December 31, 2017	$(170,455)	$155,188	$189,718	$174,451
Net Increase in net assets resulting from operations
Net Investment income (loss)	127,842			127,842
Net realized gain (loss) on investments		8,850		8,850
Net change in unrealized gain (loss) on investments			(208,255)	(208,255)
Tax Reclassification of Net Assets				-
Total Increase (Decrease) for the three months ended March 31, 2018	127,842	8,850	(208,255)	(71,563)
Balance as of March 31, 2018	$(42,613)	$164,038	$(18,537)	$102,888

For the nine months ended March 31, 2019

	Common Stock
	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Accumulated Loss) (1)	Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164
Net Increase in net assets resulting from operations
Net investment income (loss)				978,224	978,224
Net realized gain (loss) on investments				(45,453)	(45,453)
Net change in unrealized gain (loss) on investments				(769,197)	(769,197)
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)				(43,919)	(43,919)
Distributions from earnings -Class I (Previously Class RIA and I)				(2,494)	(2,494)
Return of capital distributions -Class A (Previously Class R)			(263,668)		(263,668)
Return of capital distributions -Class I (Previously Class RIA and I)			(14,558)		(14,558)
Shares issued through reinvestment of dividends	14,537	145	170,127		170,272
Repurchase of common shares	(68,644)	(686)	(810,530)		(811,216)
Offering costs (Note 7)			482,981		482,981
Tax Reclassification of Net Assets			899,819	(899,819)	-
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,805,679	(4,749,503)	17,052,546
Total Increase (Decrease) for the nine months ended March 31, 2019	1,745,979	(4,171)	22,269,850	(5,532,161)	16,733,518
Balance as of March 31, 2019	2,403,349	$2,403	$31,129,277	$(6,044,998)	$25,086,682
	-	-	-	-	-

For the nine months ended March 31, 2018

	Common Stock
	Shares	Par	Paid-in Captial in Excess of Par	Distributable Earnings (Accumulated Loss)(2)	Net Assets
Balance as of June 30, 2017	621,376	$6,214	$8,457,153	$(57,623)	$8,405,744
Net Increase in net assets resulting from operations
Net investment income (loss)				381,390	381,390
Net realized gain (loss) on investments				146,199	146,199
Net change in unrealized gain (loss) on investments				(367,078)	(367,078)
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)				-	-
Distributions from earnings -Class I (Previously Class RIA and I)				-	-
Return of capital distributions -Class A (Previously Class R)				(413,930)	(413,930)
Return of capital distributions -Class I (Previously Class RIA and I)				(21,875)	(21,875)
Shares sold	50,514	505	759,395		759,900
Commissions and fees on shares sold	-	-	(51,667)		(51,667)
Shares issued through reinvestment of dividends	16,031	160	216,124		216,284
Repurchase of common shares	(15,736)	(157)	(213,518)		(213,675)
Tax Reclassification of Net Assets			(435,805)	435,805	-
Total Increase (Decrease) for the nine months ended March 31, 2018	50,809	508	274,529	160,511	435,548
Balance as of March 31, 2018	672,185	$6,722	$8,731,682	$102,888	$8,841,292

(1) The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the year to date ended March 31, 2019.

See notes to financial statements (unaudited).

	Accumulated Net Investment (Loss)	Realized Gain (Loss)	Net Unrealized Gain (Loss)	Distributable Earnings (Accumulated Loss)
Balance as of June 30, 2018	$(193,546)	$37,094	$(356,385)	$(512,837)
Net Increase in net assets resulting from operations
Net investment income (loss)	978,224			978,224
Net realized gain (loss) on investments		(45,453)		(45,453)
Net change in unrealized gain (loss) on investments			(769,197)	(769,197)
Distributions to Shareholders (Note 5)
Distributions from earnings -Class A (Previously Class R)	(43,919)			(43,919)
Distributions from earnings -Class I (Previously Class RIA and I)	(2,494)			(2,494)
Tax Reclassification of Net Assets	(899,819)			(899,819)
Recapitalization and merger (Notes 1, 3 and 9)	(2,379,861)	(1,694,002)	(675,640)	(4,749,503)
Total Increase (Decrease) for the nine months ended March 31, 2019	(2,347,869)	(1,739,455)	(1,444,837)	(5,532,161)
Balance as of March 31, 2019	$(2,541,415)	$(1,702,361)	$(1,801,222)	$(6,044,998)

(2) The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the year to date ended March 31, 2018.

	Accumulated Net Investment Loss	Realized Gain (Loss)	Net Unrealized Gain(Loss)	Distributable Earnings (Accumulated Loss)
Balance as of June 30, 2017	$(424,003)	$17,839	$348,541	$(57,623)
Net Increase in net assets resulting from operations
Net investment income (loss)	381,390			381,390
Net realized gain (loss) on investments		146,199		146,199
Net change in unrealized gain (loss) on investments			(367,078)	(367,078)
Total Increase (Decrease) for the nine months ended March 31, 2018	381,390	146,199	(367,078)	160,511
Balance as of March 31, 2018	$(42,613)	$164,038	$(18,537)	$102,888

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$163,574	$160,511
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of offering costs	64,500	282,123
Purchases of investments	(35,015)	(4,551,898)
Proceeds from sales of investments	2,068,610	4,796,634
Net change in unrealized loss on investments	769,197	367,078
Net realized gain/(loss) on investments	45,453	(146,199)
Amortization of fixed income premium or discounts	(90,111)	(134,064)
Waiver of offering costs	(1,975,233)	-
Changes in other assets and liabilities:
Interest receivable	51,723	(32,485)
Due from Adviser (Note 7)	118,109	(89,369)
Deferred offering costs (Note 7)	-	(227,362)
Prepaid expenses	23,346	(24,448)
Reimbursement due from Adviser	-	-
Due from Affiliate (Note 7)	960	(5,987)
Due to Adviser (Note 7)	49,289	119,558
Revolving Credit Facility (Note 6)	-	-
Accrued expenses	162,732	38,889
Accrued management fees	-	-
Due to Administrator (Note 7)	(9,036)	36,216
Dividends payable	-	-
Due to Affiliates (Note 7)	849	11,179
Interest payable	(5,108)	15,254
Net cash provided by operating activities	1,403,839	615,630

Cash flows from investing activities:
Cash acquired in connection with merger (Note 9)	5,055,456	-
Net cash provided by investing activities	5,055,456	-

Cash flows from financing activities:
Gross proceeds from shares sold (Note 5)	-	779,900
Commissions and fees on shares sold (Note 7)	-	(52,067)
Distributions paid to stockholders	(196,935)	(217,961)
Repurchase of common shares	(811,216)	(213,676)
Borrowings under Revolving Credit Facility	-	325,000
Repayments under Revolving Credit Facility	(1,350,000)	(1,050,000)
Offering Costs	482,981	-
Net cash used in financing activities	(1,875,170)	(428,804)

Net increase in cash	4,584,125	186,826
Cash at beginning of period	587,722	601,170
Cash at end of period	$5,171,847	$787,996

Supplemental disclosure of cash flow financing activities:
Net assets (exclusive of cash) of $11,997,093 acquired as a result of recapitalization and merger	$11,997,090	$-

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.

SCHEDULE OF INVESTMENTS as of March 31, 2019

(Unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans—First Lien (j)
LSF9 Atlantis Holdings, LLC	Retail	4/21/2017	1ML+6.00% (8.48%)	1.00%	5/1/2023	$478,125	$473,344	$446,151	1.78%
California Pizza Kitchen, Inc.	Hotel, Gaming & Leisure	8/19/2016	1ML+6.00% (8.50%)	1.00	8/23/2022	341,250	337,837	330,588	1.32
CareerBuilder	Services: Consumer	7/27/2017	3ML+6.75% (9.35%)	1.00	7/31/2023	356,625	345,927	357,963	1.43
Deluxe Entertainment Services Group, Inc.	Services: Business	11/8/2016	3ML+5.50% (8.24%)	1.00	2/28/2020	329,012	319,141	289,394	1.15
Flavors Holdings, Inc. Tranche B	Beverage, Food & Tobacco	10/7/2014	3ML+5.75% (8.35%)	1.00	4/3/2020	96,875	93,000	90,578	0.36
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.60%)	1.00	1/20/2021	119,688	118,490	107,718	0.43
GoWireless Holdings, Inc.	Retail	12/21/2017	1ML+6.50% (9.00%)	1.00	12/22/2024	468,750	464,062	459,960	1.83
InfoGroup Inc.	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.60%)	1.00	4/3/2023	490,000	485,100	482,035	1.92
Isagenix International LLC	Healthcare & Pharmaceuticals	6/14/2018	3ML+5.75% (8.35%)	1.00	6/14/2025	481,250	476,438	431,922	1.72
McAfee LLC	High Tech Industries	9/27/2017	1ML+3.75% (6.25%)	1.00	9/30/2024	243,504	241,069	243,657	0.97
Moran Foods, LLC	Beverage, Food & Tobacco	12/2/2016	3ML+6.00% (8.60%)	1.00	12/5/2023	342,125	331,861	196,723	0.78
Prospect Medical Holdings, Inc.	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (8.00%)	1.00	2/22/2024	495,000	485,100	452,512	1.80
Quidditch Acquisition, Inc.	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.49%)	1.00	3/21/2025	495,000	485,100	499,950	1.99
Vero Parent Inc. (Sahara)	High Tech Industries	8/11/2017	1ML+4.50% (7.00%)	1.00	8/16/2024	344,768	341,320	344,014	1.37
Strike, LLC	Energy: Oil & Gas	11/21/2016	1ML+8.00% (10.60%)	1.00	11/30/2022	4,375	4,244	4,359	0.02
Strike, LLC	Energy: Oil & Gas	11/21/2016	6ML+8.00% (10.65%)	1.00	11/30/2022	306,250	297,063	305,102	1.22
Travel Leaders Group, LLC	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.48%)	1.00	1/25/2024	496,250	495,009	497,902	1.98
Verdesian Life Sciences LLC	Wholesale Trade-Nondurable Goods	9/19/2014	3ML+5.00% (7.74%)	1.00	7/1/2020	193,094	191,164	173,786	0.69
Wirepath LLC	Services: Business	7/31/2017	3ML+4.00% (6.63%)	1.00	8/5/2024	492,534	490,072	485,147	1.93
Yak Access LLC	Construction & Building	7/19/2018	1ML+5.00% (7.50%)	1.00	7/11/2025	493,750	478,938	422,157	1.68
Total Senior Secured Loans—First Lien							6,954,279	6,621,618	26.36

Senior Secured Loans—Second Lien(j)
DG Investment Intermediate Holdings 2 Inc.	Services: Business	1/29/2018	1ML+6.75% (9.25%)	0.75	2/2/2026	500,000	497,500	488,750	1.95
Encino Acquisition Partners Holdings, LLC	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9. 25%)	1.00	10/29/2025	500,000	495,000	485,000	1.93
Flavors Holdings, Inc.	Beverage, Food & Tobacco	10/7/2014	3ML+10.00% (12.60%)	1.00	10/3/2021	125,000	120,000	100,625	0.40
FullBeauty Brands Holding	Retail	2/15/2019	L+7.00% (0.00%)	1.00	10/13/2023	10,960	9,457	7,609	0.03
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.85%)	1.00	1/21/2022	125,000	122,500	103,125	0.41
Inmar	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.50%)	1.00	5/1/2025	500,000	492,500	496,250	1.98
McAfee LLC	High Tech Industries	9/27/2017	1ML+8.50% (11.00%)	1.00	9/29/2025	458,333	455,469	463,604	1.85
Neustar, Inc.	High Tech Industries	3/2/2017	1ML+8.00% (10.50%)	1.00	8/8/2025	749,792	738,545	737,297	2.94
NPC International, Inc.	Hotel, Gaming & Leisure	3/30/2017	2ML+7.50% (10.13%)	1.00	4/18/2025	500,000	497,500	434,375	1.73
Oxbow Carbon LLC	Energy: Oil & Gas	12/18/2017	1ML+7.50% (10.00%)	1.00	1/4/2024	500,000	495,000	502,500	2.00
Patriot Container Corp.	Capital Equipment	3/28/2018	1ML+7.75% (10.25%)	1.00	3/20/2026	500,000	490,000	482,500	1.92
Total Senior Secured Loans—Second Lien							4,413,471	4,301,635	17.14

Senior Unsecured Bonds (i) (a)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	450,000	444,670	425,813	1.70
Archrock Partners, LP	Energy	12/22/2016	6.00%	N/A	4/1/2021	500,000	497,877	500,459	1.99
Brand Energy & Infrastructure Services, Inc.	Energy	6/21/2017	8.50%	N/A	7/15/2025	1,000,000	1,000,000	898,750	3.58

See notes to financial statements (unaudited).

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Calumet Specialty Products	Energy	10/16/2015	7.75%	N/A	4/15/2023	$550,000	$527,241	$490,188	1.95%
CSI Compressco LP	Energy	9/17/2015	7.25%	N/A	8/15/2022	750,000	686,895	661,249	2.64
Global Partners LP	Energy	10/2/2015	7.00%	N/A	6/15/2023	350,000	333,356	347,375	1.38
Jonah Energy LLC	Energy	10/3/2017	7.25%	N/A	10/15/2025	1,000,000	1,000,000	535,625	2.14
Martin Midstream Partners LP	Energy	9/10/2015	7.25%	N/A	2/15/2021	500,000	488,911	488,125	1.95
Weatherford Bermuda	Energy	11/24/2015	9.88%	N/A	3/1/2039	350,000	323,178	225,751	0.90
Total Senior Unsecured Bonds							5,302,128	4,573,335	18.23

Senior Secured Bonds(i) (a)
Hexion Inc.	Chemicals	9/8/2015	6.63%	N/A	4/15/2020	550,000	527,947	462,688	1.84

Structured subordinated notes (a) (e)(f)(j)
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	6/29/2018	21.94%	N/A	7/15/2030	250,000	166,932	183,776	0.73
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	16.65%	N/A	1/22/2030	500,000	491,054	459,517	1.83
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	15.18%	N/A	7/24/2030	250,000	169,812	129,041	0.51
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.16%	N/A	10/29/2029	250,000	186,911	148,816	0.59
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	21.62%	N/A	4/22/2030	250,000	181,141	186,311	0.74
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.19%	N/A	10/22/2030	250,000	190,015	183,829	0.73
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	17.73%	N/A	7/16/2029	850,000	542,050	473,896	1.89
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.70%	N/A	2/14/2031	387,538	221,300	208,148	0.83
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	15.85%	N/A	3/17/2030	475,000	455,249	409,666	1.63
OZLM XII, Ltd.	Structured Finance	1/20/2017	12.64%	N/A	4/30/2027	275,000	222,936	174,019	0.69
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	15.51%	N/A	10/15/2030	278,312	188,306	163,994	0.65
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	21.04%	N/A	1/21/2031	250,000	215,948	223,390	0.89
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	15.42%	N/A	7/30/2030	325,000	245,898	201,618	0.80
Total Structured subordinated notes(e)(f)							3,477,552	3,146,021	12.51

Equity/Other(j)
ACON IWP Investors I, L.L.C. (g) (h)	Healthcare & Pharmaceuticals					500,000	500,000	507,988	2.02
FullBeauty Brands Holding, Common Stock (h)	High Tech Industries	4/30/2015				239,130	239,130	0	-
Total Equity/Other							739,130	507,988	2.02

Total Portfolio Investments							$21,414,507	$19,613,285	78.10%

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.

SCHEDULE OF INVESTMENTS as of March 31, 2019

(Unaudited) (Continued)

(a)	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of March 31, 2019, 32% are non-qualifying assets as a percentage of assets.
(b)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. As of March 31, 2019, the one-month, two-month, three-month, and six-month LIBOR rates were 2.50%, 2.56%, 2.60%, and 2.65%, respectively.
(c)	Fair value and market value are determined by the Company’s board of directors (see Note 2.)
(d)	See Note 6 for a discussion of the tax cost of the portfolio.
(e)	The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations (“CLOs”). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(f)	All structured subordinated notes are co-investments with other entities managed by an affiliate of the Adviser (see Note 4).
(g)	Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2019 represented 2.04% of the Company’s net assets. Fair value as of March 31, 2019 along with transactions during the period ended March 31, 2019 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at March 31, 2019	Interest & Dividends Credited to Income

ACON IWP Investors I, L.L.C.	500,000	$495,651	$—	$—	$12,337	$—	$507,988	$—

Total		$495,651	$—	$—	$12,337	$—	$507,988	$—

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

(h)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.
(i)	All investments in this category are categorized as Level 2 investments per ASC 820.
(j)	All investments in this category are valued using significant unobservable inputs and are categorized as Level 3 investments per ASC 820. See Notes 2 & 3.

TP FLEXIBLE INCOME FUND, INC.

SCHEDULE OF INVESTMENTS as of June 30, 2018 (h)

Portfolio Company / Security Type	Industry	Acquisition Date	Interest Rate/Yield (b)	Floor	Maturity	Principal / Quantity	Amortized Cost (c)	Fair Value (d)	% of Net Assets

Senior Unsecured Bonds (f)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00	N/A	12/15/2022	$500,000	$493,110	$545,750	6.50%
Archrock Partners, LP	Energy	12/22/2016	6.00	N/A	4/1/2021	500,000	497,145	499,027	6.00
Brand Energy & Infrastructure Services, Inc.	Energy	6/21/2017	8.50	N/A	7/15/2025	1,000,000	1,000,000	1,017,427	12.20
Calumet Specialty Products	Energy	10/16/2015	7.75	N/A	4/15/2023	550,000	523,838	551,287	6.60
Carrizo Oil and Gas, Inc.	Energy	9/3/2015	7.50	N/A	9/15/2020	191,000	193,012	192,074	2.30
CSI Compressco LP	Energy	9/17/2015	7.25	N/A	8/15/2022	750,000	675,537	687,188	8.20
Ferrellgas Partners LP	Energy	9/9/2015	8.63	N/A	6/15/2020	750,000	750,000	727,500	8.70
Global Partners LP	Energy	10/2/2015	7.00	N/A	6/15/2023	350,000	330,947	349,540	4.20
Jonah Energy LLC	Energy	10/3/2017	7.25	N/A	10/15/2025	1,000,000	1,000,000	811,964	9.70
Martin Midstream Partners LP	Energy	9/10/2015	7.25	N/A	2/15/2021	500,000	484,935	495,000	5.90
NGL Energy Partners LP	Energy	9/2/2015	6.88	N/A	10/15/2021	750,000	745,753	763,327	9.10
RSP Permian, Inc.	Energy	9/10/2015	6.63	N/A	10/1/2022	300,000	292,376	315,397	3.80
Weatherford Bermuda	Energy	11/24/2015	9.88	N/A	3/1/2039	350,000	322,886	340,764	4.10
Total Senior Unsecured Bonds							7,309,539	7,296,245	87.30

Senior Secured Bonds(f)
Hexion Inc.	Chemicals	9/8/2015	6.63	N/A	4/15/2020	550,000	524,156	516,038	6.20
Total Senior Secured Bonds							524,156	516,038	6.20

Structured subordinated notes (c)(d)(h)
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	6/29/2018	20.67	N/A	7/15/2030	250,000	174,970	184,133	2.20
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	15.86	N/A	1/22/2030	500,000	506,401	457,386	5.50
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	12.13	N/A	7/24/2030	250,000	166,384	139,761	1.70
GoldenTree 2013-7A, Ltd.(e)	Structured Finance	5/24/2016	—	N/A	10/29/2026	250,000	73,064	55,357	0.70
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	12.84	N/A	10/29/2026	250,000	180,520	168,922	2.00
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	18.76	N/A	4/22/2030	250,000	176,111	166,338	2.00
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	17.32	N/A	7/20/2026	250,000	194,188	190,356	2.30
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.07	N/A	7/16/2029	850,000	506,864	431,794	5.20
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	19.37	N/A	11/14/2026	300,000	181,468	190,379	2.30
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	15.73	N/A	3/17/2030	475,000	454,309	398,348	4.80
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.53	N/A	4/30/2027	275,000	216,577	166,721	2.00
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	16.2	N/A	10/15/2030	278,312	179,813	163,625	1.90
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.9	N/A	1/21/2031	250,000	208,899	212,472	2.50
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	16.13	N/A	7/30/2030	325,000	243,302	202,304	2.40
Total Structured subordinated notes (c)(d)							3,462,870	3,127,896	37.50

Total Portfolio Investments							$11,296,565	$10,940,179	131.00%

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.

SCHEDULE OF INVESTMENTS as of June 30, 2018

(a)	Fair value and market value are determined by the Company’s board of directors (see Note 2.)
(b)	See Note 6 for a discussion of the tax cost of the portfolio.
(c)	The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations (“CLOs”). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(d)	All structured subordinated notes are co-investments with other entities managed by an affiliate of the Adviser (see Note 4).
(e)	Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing
(f)	All Level 2 securities are pledged as collateral supporting the amounts outstanding under a revolving credit facility with BNP Paribas Prime Brokerage International, Ltd.
(g)	Reflects the balances of Pathway Capital Opportunity Fund, Inc. as of June 30, 2018 as filed on form N-CSR with the SEC.
(h)	All investments in this category are valued using significant unobservable inputs and are categorized as Level 3 investments per ASC 820. See Notes 2 & 3.

See notes to financial statements (unaudited).

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

NOTE 1 – NATURE OF OPERATIONS

TP Flexible Income Fund, Inc. (f/k/a Triton Pacific Investment Corporation, Inc.) (the “Company”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations (“CLOs”). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.

On August 10, 2018, we (in our capacity as Triton Pacific Investment Corporation, Inc., which we refer to as TPIC) entered into an agreement and plan of merger with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY agreed to merge with and into TPIC (the “Merger”), and, as the combined legal surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). The agreement and plan of merger was amended and restated effective February 12, 2019. On March 15, 2019 the Merger was approved by the stockholders of TPIC and PWAY and was consummated effective as of March 31, 2019 at 11:59 p.m. eastern time (the “Effective Time”). As part of the Merger each outstanding Class A and Class I share of PWAY common stock was cancelled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Effective Time, shares of PWAY common stock are no longer outstanding and cease to exist.

We will be subject to certain regulatory restrictions in making our investments. The parent company of Prospect Flexible Income Management, LLC, our investment adviser (the “Adviser”) received an exemptive order from the SEC (the “Order”) granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC (as such term is defined herein).

The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making the investment decisions for the portfolio.

Although PWAY merged into TPIC in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report and the Company adopted PWAY’s fiscal year end of June 30.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

As a result of the Merger several significant changes occurred:

●	New Investment Adviser. Prospect Flexible Income Management, LLC now serves as our investment adviser, replacing our former investment adviser, Triton Pacific Adviser, LLC (the “Former Adviser”). The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

●	Increased Leverage. Following the Merger, our asset coverage ratio requirement was reduced from 200% to 150%, which allows us to incur double the maximum amount of leverage that was previously permitted. As a result, we are now able to borrow substantially more money and take on substantially more debt than we previously were able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

●	Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this special repurchase offer, stockholders should be aware that:

○	Only stockholders of TPIC as of March 15, 2019, the date of TPIC’s annual stockholder meeting, will be allowed to participate in the special repurchase offer, and they may have up to 100% of their shares repurchased (former stockholders of PWAY and stockholders who acquired their shares after March 15, 2019, will not be able to participate in the special repurchase offer).

○	If a substantial number of the eligible stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

■	significantly decrease our asset size;

■	require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

■	cause us to incur additional leverage solely to meet repurchase requests.

●	New Board of Directors. Following the Merger, the composition of our board of directors changed and now consists of Craig J. Faggen, TPIC’s former President and Chief Executive Officer, M. Grier Eliasek, PWAY’s Former President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are our independent directors and were formally independent directors of PWAY.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the SEC.

Management Estimates and Assumptions. The preparation of the financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the issuers of our investment portfolio and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

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

We follow guidance under U.S. GAAP, which classifies the inputs used to measure fair values into the following hierarchy:

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

Level 2. Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities on an inactive market, or other observable inputs other than quoted prices.

Level 3. Unobservable inputs for the asset or liability.

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment.

Investments for which market quotations are readily available are valued at such market quotations and are classified in Level 1 of the fair value hierarchy.

Securities traded on a national securities exchange are valued at the last sale price on such exchange on the date of valuation or, if there was no sale on such day, at the mean between the last bid and asked prices on such day or at the last bid price on such day in the absence of an asked price. Securities traded on the Nasdaq market are valued at the Nasdaq official closing price (“NOCP”) on the day of valuation or, if there was no NOCP issued, at the last sale price on such day. Securities traded on the Nasdaq market for which there is no NOCP and no last sale price on the day of valuation are valued at the mean between the last bid and asked prices on such day or at the last bid price on such day in the absence of an asked price.

Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. Such securities are categorized in Level 2 of the fair value hierarchy.

With respect to investments for which market quotations are not readily available, or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

1.	Each portfolio investment is reviewed by investment professionals of the Adviser with the independent valuation firm engaged by our board of directors.
2.	The independent valuation firm prepares independent valuations based on its own independent assessments and issue its report.
3.	The audit committee of our board of directors (the “Audit Committee”) reviews and discusses with the independent valuation firm the valuation report, and then makes a recommendation to our board of directors of the value for each investment.
4.	Our board of directors discusses valuations and determines the fair value of such investments in our portfolio in good faith based on the input of the Adviser, the respective independent valuation firm and the Audit Committee.

Generally, our investments in loans are classified as Level 3 fair value measured securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and are valued utilizing a combination of yield analysis and discounted cash flow technique, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate yield, i.e. discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.

Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

The types of factors that are taken into account in fair value determination include, as relevant, market changes in expected returns for similar investments, performance improvement or deterioration, security covenants, call protection provisions, and information rights, the nature and realizable value of any collateral, the issuer’s ability to make payments and its earnings and cash flows, the principal markets in which the issuer does business, comparisons to traded securities, and other relevant factors.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Investment Risks

Our investments are subject to a variety of risks. Those risks include the following:

Market Risk

Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument.

Credit Risk

Credit risk represents the risk that we would incur if the counterparties failed to perform pursuant to the terms of their agreements with us.

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to rapidly adjust the size of our investment positions in times of high volatility and financial stress at a reasonable price.

Interest Rate Risk

Interest rate risk represents a change in interest rates, which could result in an adverse change in the fair value of an interest-bearing financial instrument.

Prepayment Risk

Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making us less likely to fully earn all of the expected income of that security and reinvesting in a lower yielding instrument.

Structured Credit Related Risk

CLO investments may be riskier and less transparent to us than direct investments in underlying companies. CLOs typically will have no significant assets other than their underlying senior secured loans. Therefore, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Investment Classification. We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions).

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a bond, any unamortized discount or premium is recorded as interest income.

Interest income from investments in the “equity” positions of CLOs (typically income notes or subordinated notes) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. The application of this guidance did not have a material impact on our financial statements.

Due to and from Adviser. Amounts due from the Adviser are for payments under the ELA and amounts due to the Adviser are for base management fees, incentive fees, routine non-compensation overhead, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented net on the Statement of Assets and Liabilities in accordance with ASC 210-20-45-1 because the amounts owed between the two parties are determinable, we have the right to offset the amount owed from the Adviser against the amount that we owe the Adviser and we intend to offset these balances. Amounts included on the Statement of Assets and Liabilities are presented net only to the extent that we or the Adviser have a current obligation to pay the amounts. All balances due from the Adviser are settled quarterly.

Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three and nine months ended March 31, 2019, and 2018, respectively, interest income did not include any PIK interest. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Statement of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis. Prior to the Merger, there were offering and organizational costs due to the PWAY Adviser (as such term is defined below). With the approval of the Merger Agreement, the offering of PWAY ended and the offering and organization costs are no longer reimbursable, which resulted in a reversal of offering costs of $1,975,233.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Distributions. Distributions to the Company’s stockholders are recorded as of the declaration date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on a monthly basis.

Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment ("OTTI"). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.

Federal and State Income Taxes. The Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intends to continue to comply with the requirements of the Code applicable to RICs. As a RIC, the Company is required to distribute at least 90% of its investment company taxable income and intends to distribute (or retain through a deemed distribution) all of its investment company taxable income and net capital gain to stockholders; therefore, the Company has made no provision for income taxes. The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.

If the Company fails to satisfy the annual distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it would be subject to tax on all of its taxable income at regular corporate income tax rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions would generally be taxable to the Company’s individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of its current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, the Company would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if the Company failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, it would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. Although the Company is still evaluating the effect of ASU 2017-08, it does not expect the amendments to have a material impact on its financial statements.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC amendments was November 5, 2018; however, in light of the timing and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. We have adopted the amendments for the fiscal quarter ended March 31, 2019.

Prior to adoption and in accordance with previous SEC rules, we presented distributable earnings (loss) on the Statements of Assets and Liabilities, as three components: 1) accumulated overdistributed net investment income; 2) accumulated net unrealized gain (loss) on investments; and 3) accumulated net realized gain (loss) on investments. We also presented distributions from earnings on the Statements of Changes in Net Assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Statements of Assets and Liabilities and Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the prior period statements presented.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

NOTE 3 – SHARE TRANSACTIONS

Prior to the recapitalization, below is a summary of transactions with respect to shares of PWAY’s common stock during the nine months ended March 31, 2019 and 2018:

	Class A Shares		Class I Shares		Total
Nine Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Shares	Amount
Shares sold	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	14,376	168,381	161	1,890	14,537	170,271
Repurchase of common shares	(68,301)	(806,866)	(343)	(4,350)	(68,644)	(811,216)
Net increase (decrease) from capital transactions	(53,925)	$(638,485)	(182)	$(2,460)	(54,107)	$(640,945)

	Class R Shares		Class RIA Shares		Class A Shares		Class I Shares		Total
Nine Months Ended March 31, 2018	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Shares sold	41,068	$629,900	—	$—	9,447	$130,000	—	$—	50,515	$759,900
Shares issued from reinvestment of distributions	9,224	124,160	94	1,264	6,644	89,928	70	932	16,031	216,284
Repurchase of common shares	(10,046)	(136,524)	—	—	(5,690)	(77,152)	—	—	(15,736)	(213,675)
Transfer of shares (out)(1)	(628,825)	(8,501,714)	(6,454)	(87,258)			(26,437)	(357,428)	(661,716)	(8,946,400)
Transfer of shares in(1)	—	—	—	—	628,825	8,501,714	32,891	444,686	661,716	8,946,400
Net increase/(decrease) from capital transactions	(588,579)	$(7,884,178)	(6,360)	$(85,994)	639,226	$8,644,492	6,524	$88,190	50,810	$762,510

(1) This represent the transfer of shares that occurred as part of the conversion to an interval fund.

(1) This represents the transfer of shares that occurred as a part of the conversion to an interval fund.

Status of Continuous Public Offering

The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees as noted in the table above for the nine months March 31, 2019, and 2018.

The increase in capital in excess of par value during the nine months ended March 31, 2019, and 2018 also includes reinvested stockholder distributions as noted in the table above for the nine months March 31, 2019, and 2018.

Merger Shares

Upon consummation of the Merger, each outstanding Class A and Class I share of PWAY common stock was cancelled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock. This resulted in 775,193 shares of TPIC common stock being issued to former PWAY investors and all outstanding PWAY shares were retired. For financial reporting purposes, the conversion of PWAY shares to TPIC shares was accounted for as a recapitalization of PWAY (see Note 9).

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

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

Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.

Special Repurchase Offer

At the 2019 Annual Meeting of TPIC Stockholders (the “2019 Annual Meeting”), TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, we are required to conduct four special repurchase offers that, taken together, will allow all of the Eligible Stockholders (former stockholders of TPIC as of March 15, 2019, the date of the 2019 Annual Meeting) to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger will not be eligible to participate in these special repurchase offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting will not be eligible for repurchase in these special repurchase offers. These special repurchase offer will be separate and apart from our share repurchase program discussed above.

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

In connection with each tender offer that is part of the special repurchase offer, we plan to provide notice to all Eligible Stockholders describing the terms of the special repurchase offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the special repurchase offer. These documents will also be made available on our website at www.flexbdc.com. Each Eligible Stockholder will have not less than 20 business days from the date of that notice to elect to tender their shares back to us.

The payment for the eligible shares that are tendered in each special repurchase offer is expected to be paid promptly at the end of the applicable special repurchase offer in accordance with the 1940 Act. At the discretion of our board of directors, we may use cash on hand, cash available from borrowings, cash available from the issuance of new shares of our common stock and cash from the sale of our investments to fund the aggregate purchase price payable as a result of any special repurchase offer. If substantial numbers of the Eligible Stockholders take advantage of this opportunity, it could significantly decrease our asset size, require us to sell our investments earlier than our Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses, or cause us to incur additional leverage solely to meet repurchase requests.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Below is a summary of transactions with respect to shares of PWAY’s common stock during the nine months ended March 31, 2019 and 2018:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Nine months ended March 31, 2019

June 30, 2018	August 7, 2018	31,715	100.00%	Class A: $12.67	$401,849
				Class I: $12.70

September 30, 2018	November 13, 2018	19,180	100.00%	Class A: $11.35	217,695

December 31, 2018	February 15, 2019	17,747	100.00%	Class A: $10.80	191,672

Total for nine months ended March 31, 2019		68,642			$811,216

Nine months ended March 31, 2018
June 30, 2017	July 31, 2017	4,801	61%	13.61	65,335

September 30, 2017	October 30, 2017	5,246	81%	13.57	71,189

December 31, 2017	January 23, 2018	5,689	100%	13.56	77,152

Total for nine months ended March 31, 2018		15,736			$213,676

NOTE 4 – RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Administration Agreement

On September 2, 2014, PWAY entered into an administration agreement (the “Administration Agreement”) with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company. The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2019 and March 31, 2018, administrative costs incurred by the Company to the Administrator were $36,797 and $68,750. For the nine months ended March 31, 2019 and March 31, 2018, administrative costs incurred by the Company to the Administrator were $122,671 and $289,242, respectively. As of March 31, 2019 and June 30, 2018, $36,797 and $45,833 was payable to the Administrator.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with our Adviser (the “Investment Advisory Agreement”). We will pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Base Management Fee. The base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which will include any borrowings for investment purposes. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee will be calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement falls, and will be appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Subsequently, the base management fee will be payable quarterly in arrears, and will be calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and will be appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. The Company also pays routine non-compensation overhead expenses of the Adviser in an amount up to 0.0625% per quarter (0.25% annualized) of the Company’s average total assets. The Company did not pay fees to the Investment Adviser for the three months ended March 31, 2019 as the Merger closed on the last day of the quarter.

The total base management fee incurred to the favor of PWAY’s Investment Adviser was $43,813 and $65,951 during the three months ended March 31, 2019 and March 31, 2018, respectively. The total base management fee incurred to the favor of PWAY’s Investment Adviser was $152,226 and $202,561 during the nine months ended March 31, 2019 and March 31, 2018, respectively. There were $43,813 and $61,540 in base management fees due to PWAY’s investment adviser as of March 31, 2019 and June 30, 2018, respectively.

Incentive Fee- Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For this purpose “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, deducted by the operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a preferred return, or “hurdle,” of 1.5% per quarter (6.0% annualized) and a “catch-up” feature measured as of the end of each calendar quarter as discussed below. The subordinated incentive fee on income for each calendar quarter will be paid to our Adviser as follows: (1) no incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the fixed preferred return rate of 1.5%; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the fixed preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized); and (3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized). This reflects that once the fixed preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to our Adviser. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Incentive Fee- Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to our Adviser, we will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

There were $0 in fees accrued for as of March 31, 2019 and June 30, 2018. There were no incentive fees accrued for the three and nine months ended March 31, 2019, and March 31, 2018.

Co-Investments

On February 10, 2014, the parent company of the Adviser received an exemptive order from the SEC (the “Order”) granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation (“PSEC”) and Priority Income Fund, Inc. (“PRIS”), subject to the conditions included therein. Under the terms of the relief permitting the Company to co-invest with other funds managed by the Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed by the Adviser or its affiliates has previously invested.

As of March 31, 2019, the Company and PRIS both hold Carlyle Global Market Strategies CLO 2017-5, Ltd., Galaxy XIX CLO, Ltd., GoldenTree Loan Opportunities IX, Ltd., Madison Park Funding XIII, Ltd., Madison Park Funding XIV, Ltd., Octagon Investment Partners XIV, Ltd., Octagon Investment Partners XXI, Ltd., Octagon Investment Partners 30, Ltd., OZLM XII, Ltd., Voya IM CLO 2013-1, Ltd., Voya CLO 2016-1, Ltd. and THL Credit Wind River 2013-1 CLO, Ltd. (f/k/a Wind River 2013-1 CLO, Ltd.); however only Voya CLO 2016-1, Ltd. is a co-investment pursuant to the Order because all the others were purchased on the secondary market.

As of March 31, 2019, the Company and PSEC both hold an investment in Carlyle Global Market Strategies CLO 2014-4-R, Ltd. (f/k/a Carlyle Global Market Strategies CLO 2014-4, Ltd.) however this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.

Allocation of Expenses

The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, PRIS incurred $41,826 and $45,084, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2019 and March 31, 2018, PRIS incurred $123,596 and $99,807, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of March 31, 2019, $13,987 of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, PSEC incurred $5,326 and $6,868,

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

respectively, in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2019 and June 30, 2018, $7,814 and $2,374 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, the Company incurred $11,058 and $5,987, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the nine months ended March 31, 2019 and March 31, 2018, the Company incurred $13,463 and $17,572, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2019 and June 30, 2018, $11,058 and $12,018 of expense is due from PSEC, respectively, which is presented as due from affiliate on the Statement of Assets and Liabilities.

Officers and Directors

Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three or nine months ended March 31, 2019. The officers do not receive any direct compensation from the Company.

Expense Limitation and Expense Reimbursement Agreements

Expense Reimbursement Agreement with TPIC, and the Former Adviser

On March 27, 2014, TPIC and the Former Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, the Former Adviser, in consultation with TPIC, could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses, all as determined by TPIC and the Former Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to TPIC from its offering are at least $25 million, the Former Adviser could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses. After TPIC received at least $25 million in net proceeds from its offering, the Former Adviser could, with TPIC’s consent, continue to make expense support payments to TPIC in such amounts as are acceptable to TPIC and the Former Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. The Former Adviser had agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the Former Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.

Expense Limitation Agreement with the Adviser

Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the fund, is defined to include all expenses necessary or appropriate for the operation of the fund, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the fund as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses.

Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).

An ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

PWAY’s Expense Support and Expense Limitation Agreement

PWAY entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Pathway Capital Opportunity Fund Management, LLC (the “PWAY Adviser”), whereby the PWAY Adviser agreed to reimburse PWAY for operating expenses in an amount equal to the difference between distributions to its stockholders for which a record date has occurred in each quarter less the sum of our net investment income, the net realized capital gains/losses and dividends and other distributions paid to us from our portfolio investments during such period (“Expense Support Reimbursement”). To the extent that there were no dividends or other distributions to our stockholders for which a record date had occurred in any given quarter, then the Expense Support Reimbursement for such quarter was equal to such amount necessary in order for available operating funds for the quarter to equal zero. The Expense Support Agreement including any amendments, terminated on October 31, 2017. PWAY had a conditional obligation to reimburse PWAY’s investment adviser for any amounts funded by PWAY’s investment adviser under the Expense Support Agreement. Following any calendar quarter in which Available Operating Funds in such calendar quarter exceed the cumulative distributions to stockholders for which a record date has occurred in such calendar quarter (“Excess Operating Funds”) on a date mutually agreed upon by PWAY’s investment adviser and PWAY (each such date, a “Reimbursement Date”), PWAY paid such Excess Operating Funds, or a portion thereof, to the extent that PWAY had cash available for such payment, to PWAY’s investment adviser until such time as all Expense Payments made by PWAY’s investment adviser to PWAY had been reimbursed; provided that (i) the operating expense ratio as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Payment Date attributable to such specified Expense Payment; (ii) the annualized distribution rate, which included all regular cash distributions paid and excluded special distributions or the effect of any stock dividends paid, as of such Reimbursement Date was equal to or greater than the annualized distribution rate as of the Expense Payment Date attributable to such specified Expense Payment; and (iii) such specified Expense Payment Date was not earlier than three years prior to the Reimbursement Date. PWAY did not receive expense support payments for the three months ended March 31, 2019 or March 31, 2018. PWAY received Expense Support Reimbursement from the PWAY adviser of $0 and $456,660 for the nine months ended March 31, 2019 and March 31, 2018, respectively.

The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses, any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceed the expense limitation per class on a per annum basis of PWAY's average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser's agreement to limit the PWAY's expenses, PWAY agreed to repay the PWAY Adviser in the amount of any fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement will be made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the reimbursement may not be made if it would cause the Expense Limitation, or any lower limit that has been put in place, to be exceeded. On October 31, 2018, the Expense Limitation Agreement expired. PWAY received expense limitation payments from the PWAY adviser of $0 and $279,811 for the three months ended March 31, 2019 and March 31, 2018, respectively. PWAY received expense limitation payments from the PWAY adviser of $181,029 and $522,569 for the nine months ended March 31, 2019 and March 31, 2018, respectively.

On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it may be entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering cost of $1,975,233 of which $1,492,252 is presented as a reduction to expenses on the Statements of Operations and $482,981 is presented as an increase to capital on the Statements of Changes in Net Assets.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

NOTE 5 – DISTRIBUTIONS

The following table reflects the cash distributions per share that the PWAY declared and paid on its common stock during the three and nine months ended March 31, 2019 and 2018:

	Distribution
For the Nine Months Ended	Per Class A Share	Amount
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312
October 4, 11, 19 and 26, 2018	$0.05960	$35,707
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900
December 6, 14, 21 and 28, 2018	$0.05460	$31,826
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431
February 1, 8, 15 and 22, 2019	$0.05300	$30,573
March 7, 14, 21 and 27, 2019	$0.05385	$30,658

Fiscal 2018
July 7, 14, 21 and 28, 2017 (*)	$0.07088	$42,199
August 4, 11, 18 and 25, 2017 (*)	$0.07088	$42,647
September 1, 8, 15, 22 and 29, 2017 (*)	$0.08860	$54,052
October 6, 13, 20 and 27, 2017 (*)	$0.07088	$44,531
November 2, 9, 16 and 25, 2017	$0.07088	$44,571
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$49,546
January 4, 11, 18 and 25, 2018	$0.06224	$39,547
February 1, 8, 15 and 22, 2018	$0.06880	$43,520
March 1, 8, 15, 22 and 29, 2018	$0.08365	$53,290

	Distribution
For the Nine Months Ended	Per Class I Share	Amount
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05314	$1,744
March 7, 14, 21 and 27, 2019	$0.05400	$1,772

Fiscal 2018
July 7, 14, 21 and 28, 2017 (**)	$0.07088	$2,326
August 4, 11, 18 and 25, 2017 (**)	$0.07088	$2,327
September 1, 8, 15, 22 and 29, 2017 (**)	$0.08860	$2,911
October 6, 13, 20 and 27, 2017 (**)	$0.07088	$2,330
November 2, 9, 16 and 25, 2017	$0.07088	$2,331
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$2,575
January 4, 11, 18 and 25, 2018	$0.06224	$2,303
February 1, 8, 15 and 22, 2018	$0.06880	$2,266
March 1, 8, 15, 22 and 29, 2018	$0.08370	$2,759

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

(*) These amounts represent the distributions paid to Class R which converted into Class A.

(**) These amounts represent the distributions paid to Class I & RIA which converted into Class I.

The following distributions were previously declared and have record dates subsequent to March 31, 2019:

Record Date	Payment date	Total Amount per Share
April 5, 12, 19 and 26, 2019	May 3, 2019	$0.05260
May 3, 10, 17, 27 and 31, 2019	June 3, 2019	$0.06575

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

NOTE 6 – INCOME TAXES

On March 31, 2019 PWAY’s outstanding shares were cancelled and retired in exchange for TPIC common stock. The merger should qualify as a “tax-free reorganization” within the meaning of Section 368(a) of the Code, and the merger agreement constituted a “plan of reorganization” for such purposes. As such, this transaction is intended to qualify as a nontaxable merger under Section 368 of the Code. Due to this transaction, PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY will file a final tax return for the nine-month period ended March 31, 2019. The Company will continue to file its income tax returns using a calendar year end. The Company will reflect all items of income, deduction, gain, and loss generated from the assets obtained from the merger transaction beginning on April 1, 2019. Former PWAY shareholders will receive a final Form 1099-DIV for the 2019 year reflecting the character of PWAY’s distributions made between January 1, 2019 and March 31, 2019. The Company’s shareholders will receive a Form 1099-DIV for the 2019 calendar year reflecting TPIC’s distributions made between January 1, 2019 and March 31, 2019 and FLEX’s distributions made between April 1, 2019 and December 31, 2019.

PWAY Income Taxes – Pre-Merger

As of March 31, 2019, PWAY’s cost basis of investments for tax purposes was $8,992,503 resulting in an estimated net unrealized loss of $810,460. As of March 31, 2019, the gross unrealized gains and losses were $225,370 and $1,035,830, respectively. As a result of the tax-free reorganization on March 31, 2019, PWAY’s tax basis in its assets have been carried over to the Company.

For the short tax year ended March 31, 2019, PWAY had no cumulative taxable income in excess of cumulative distributions. For the short tax year ended March 31, 2019, PWAY estimated $107,683 in capital loss carryforwards available for future use. This amount will be available for utilization by the Company beginning with the tax year ended December 31, 2019.

All amounts related to taxable income for the short tax year ended March 31, 2019 are estimates and will not be fully determined until PWAY’s final income tax returns are filed.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

TPIC/FLEX Income Taxes – Pre-Merger

Prior to the merger, the TPIC’s cost basis of investments for tax purposes was $12,106,882 resulting in an estimated net unrealized loss of $675,641. Prior to the merger, the gross unrealized gains and losses were $70,589 and $746,230 respectively.

Following the merger, the Company's cost basis of investments for tax purposes is $21,099,385, resulting in an estimated net unrealized loss of $1,486,101. Following the merger, the gross unrealized gains and losses were $295,959 and $1,782,060, respectively.

For the tax year ended December 31, 2018, TPIC had no cumulative taxable income in excess of cumulative distributions.

For the tax year ended December 31, 2018, TPIC had $1,360,149 capital loss carryforwards available for future use. Combined with PWAY’s capital loss carryforward of $107,683, the Company will have a combined capital loss carryforward of $1,467,832 available for future utilization.

All amounts related to taxable income for the tax year ended December 31, 2018 are estimates and will not be fully determined until the Company’s 2018 tax income returns are filed.

For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The likely and expected tax character of distributions declared and paid to PWAY’s shareholders during the year ended June 30, 2018 was as follows:

Year Ended June 30, 2018
Ordinary income	$—
Capital gain	161,753
Return of capital	403,766
$565,519

The likely and expected tax character of distributions declared and paid to PWAY’s shareholders during the three months ended March 31, 2019 was as follows:

Character of Distributions
3 months ended 3/31/19
Ordinary Income	$46,413
Capital Gain	$-
Return of Capital	$49,396
Total	$95,809

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the nine months ended March 31, 2019, we increased accumulated net investment loss by $899,819 increased additional paid in capital by $899,819.

NOTE 7 – INVESTMENT PORTFOLIO

The following tables summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2019 and June 30, 2018:

	March 31, 2019 (unaudited)
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans—First Lien	$6,954,279	$6,621,618	34%
Senior Secured Loans—Second Lien	4,413,471	4,301,635	22
Equity/Other	739,130	507,988	3
Senior Unsecured Bonds	5,302,128	4,573,335	23
Senior Secured Bonds	527,947	462,688	2
Structured subordinated notes	3,477,552	3,146,021	16
Total Portfolio Investments	$21,414,507	$19,613,285	100%

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

	June 30, 2018
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Unsecured Bonds	$7,309,539	$7,296,245	67%
Senior Secured Bonds	524,156	516,038	5
Structured subordinated notes	3,462,870	3,127,896	28

Total Portfolio Investments	$11,296,565	$10,940,179	100%
(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and June 30, 2018:

	March 31, 2019
Industry	Investments at Fair Value	Percentage of Portfolio

Energy	$4,147,522	21.15%
Structured Finance	3,146,021	16.04
High Tech Industries	1,788,572	9.12
Healthcare & Pharmaceuticals	1,392,422	7.10
Energy: Oil & Gas	1,296,962	6.61
Services: Business	1,263,290	6.44
Hotel, Gaming & Leisure	1,262,865	6.44
Media: Advertising, Printing & Publishing	978,285	4.99
Retail	913,720	4.66
Beverage, Food & Tobacco	887,876	4.53
Capital Equipment	482,500	2.46
Chemicals	462,688	2.36
Financial	425,813	2.17
Construction & Building	422,157	2.15
Services: Consumer	357,963	1.83
Media: Broadcasting & Subscription	210,843	1.08
Wholesale Trade-Nondurable Goods	173,786	0.87
Total	$19,613,285	100.00%

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Portfolio

Energy	$6,750,495	62%
Structured Finance	3,127,896	28
Financial	545,750	5
Chemicals	516,038	5
Total	$10,940,179	100%

On February 2, 2019, one investment on nonaccrual status, Fullbeauty Brands Holding, was restructured and second lien holders received a pro rata share of a new junior loan and 10% of the new common stock.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s assets measured at fair value as of March 31, 2019 and June 30, 2018, respectively:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans—First Lien	$-	$-	$6,621,618	$6,621,618
Senior Secured Loans—Second Lien	-	-	4,301,635	4,301,635
Equity/Other	-	-	507,988	507,988
Senior Unsecured Bonds	-	4,573,335	-	4,573,335
Senior Secured Bonds		462,688	-	462,688
Structured subordinated notes	-	-	3,146,021	3,146,021
Total Portfolio Investments	$-	$5,036,023	$14,577,262	$19,613,285

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Unsecured Bonds	$-	$7,296,245	$-	$7,296,245
Senior Secured Bonds	-	516,038	-	516,038
Structured subordinated notes	-	-	3,127,896	3,127,896
Total Portfolio Investments	$-	$7,812,283	$3,127,896	$10,940,179

The Company’s investments as of March 31, 2019 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, a subordinated convertible note and two equity investments. The Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples.

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

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

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

In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLOs deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLOs investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.

The significant unobservable input used to value the CLOs is the discount rate applied to the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Included in the consideration and selection of the discount rate are the following factors: risk of default, comparable investments, and call provisions. An increase or decrease in the discount rate applied to projected cash flows, where all other inputs remain constant, would result in a decrease or increase, respectively, in the fair value measurement.

The Company is not responsible for and has no influence over the management of the portfolios underlying the CLO investments the Company holds as those portfolios are managed by non-affiliated third party CLO collateral managers. CLO investments may be riskier and less transparent to the Company than direct investments in underlying companies. CLOs typically will have no significant assets other than their underlying senior secured loans. Therefore, payments on CLOs are and will be payable solely from the cash flows from such senior secured loans.

The Company’s subordinated (i.e., residual interest) investments in CLOs involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that the Company invests in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. The Company generally has the right to receive payments only from the CLOs, and generally does not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs the Company targets generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the Company’s prices of indices and securities underlying CLOs will rise or fall. These prices (and, therefore, the values of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure of a CLO investment to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to the Company. In the event that a CLO fails certain tests, holders of debt senior to the Company may be entitled to additional payments that would, in turn, reduce the payments the Company would receive. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment the Company may make. If any of these occur, it could materially and adversely affect the Company’s operating results and cash flows.

The interests the Company has acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that the Company’s investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLOs investment or unexpected investment results. The Company’s net asset value may also decline over time if the Company’s principal recovery with respect to CLOs residual interests is less than the price that the Company paid for those investments. The Company’s CLOs and/or the underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on its value.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

An increase in LIBOR would materially increase the CLOs financing costs. Since most of the collateral positions within the CLOs have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). Recently, the CLOs we have invested in have included, or have been amended to include, language permitting the CLOs investment manager to implement a market replacement rate (like those proposed by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLOs investment managers will undertake the suggested amendments when able.

At this time, it is not possible to predict the effect of the FCA Announcement, the Federal Reserve Board Notice, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs notes in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLOs administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLOs would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.

If the Company acquires more than 10% of the shares in a foreign corporation that is treated as a CFC (including residual interest tranche investments in a CLO treated as a CFC), for which the Company is treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to its pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), the Company is required to include such deemed distributions from a CFC in its income and the Company is required to distribute such income to maintain its RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

The Company owns shares in PFICs (including residual interest tranche investments in CLOs that are PFICs), and may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to its stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require the Company to recognize its share of the PFICs income for each year regardless of whether the Company receives any distributions from such PFICs. The Company must nonetheless distribute such income to maintain its tax treatment as a RIC.

If the Company is required to include amounts in income prior to receiving distributions representing such income, the Company may have to sell some of its investments at times and/or at prices management would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, it may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

A portion of the Company’s portfolio is concentrated in CLOs, which is subject to a risk of loss if that sector experiences a market downturn. The Company is subject to credit risk in the normal course of pursuing its investment objectives. The Company’s maximum risk of loss from credit risk for the portfolio of CLO investments is the inability of the CLOs collateral managers to return up to the cost value due to defaults occurring in the underlying loans of the CLOs.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Investments in CLOs residual interests generally offer less liquidity than other investment grade or high-yield corporate debt, and may be subject to certain transfer restrictions. The Company’s ability to sell certain investments quickly in response to changes in economic and other conditions and to receive a fair price when selling such investments may be limited, which could prevent the Company from making sales to mitigate losses on such investments. In addition, CLOs are subject to the possibility of liquidation upon an event of default of certain minimum required coverage ratios, which could result in full loss of value to the CLOs interests and junior debt investors.

The fair value of the Company’s investments may be significantly affected by changes in interest rates. The Company’s investments in senior secured loans through CLOs are sensitive to interest rate levels and volatility. In the event of a significant rising interest rate environment and/or economic downturn, loan defaults may increase and result in credit losses which may adversely affect the Company’s cash flow, fair value of its investments and operating results. In the event of a declining interest rate environment, a faster than anticipated rate of prepayments is likely to result in a lower than anticipated yield.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.

The following is a reconciliation for the nine months ended March 31, 2019 and year ended June 30, 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans – Frist Lien	Senior Secured Loans – Second Lien	Equity/Other	Structured subordinated notes	Total

Fair Value at June 30, 2018	$-	$-	$-	$3,127,896	$3,127,896
Realized loss on investments	-	-	-	(16,627)	(16,627)
Net increase in unrealized gain on investments	-	-	-	3,442	3,442
Purchases of investments	-	-	-	35,015	35,015
Proceeds from redemption of investment	-	-	-	(56,437)	(56,437)
Accretion (amortization) of purchase discount and premium, net	-	-	-	52,732	52,732
Assets acquired via merger	6,621,618	4,301,635	507,988	-	11,431,241

Fair Value at March 31, 2019	$6,621,618	$4,301,635	$507,988	$3,146,021	$14,577,262

Net increase in unrealized gain attributable to Level 3 investments still held at the end of the period	$-	$-	$-	$3,442	$3,442

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

	Second Lien Term Loan	Structured subordinated notes	Total

Fair Value at June 30, 2017	$967,000	$1,680,205	$2,647,205
Realized gain on investments	-	-	-
Net increase/(decrease) in unrealized gain on investments	11,515	(195,356)	(183,841)
Purchases of investments	-	1,832,522	1,832,522
Proceeds from redemption of investment	(1,000,000)	-	(1,000,000)
Accretion (amortization) of purchase discount and premium, net	21,485	61,545	83,030

Fair Value at March 31, 2018	$-	$3,378,916	$3,378,916

Net increase in unrealized loss attributable to Level 3 investments still held at the end of the period	$-	$(195,356)	$(195,356)

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2019:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$6,621,618	Market quotes	Indicative dealer quotes	57.5.00-101.00	93.68
Senior Secured Second Lien Debt	4,301,635	Market quotes	Indicative dealer quotes	70.00 - 100.15	96.26
Equity/Other	507,988	Market comparables	EBITDA multiples (x)	6.50x - 8.50x	7.50	x
Subordinated structured notes	3,146,021	Discounted Cash Flow	Discount rate	17.18-23.41%	20.22%
Total	$14,577,262

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)(2) (Weighted Average) (1)(2)

Structured subordinated notes	$3,127,896	Discounted Cash Flow	Discount Rate	15.78% - 22.78%(19.74%)
Total Level 3 Investments	$3,127,896

(1) Excludes investments that have been called for redemption.

(2) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

NOTE 9 – MERGER

Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the merger, TPIC, the legal acquirer was renamed TP Flexible Income Fund, Inc. As a result of the merger the Company issues 775,193 shares of the Company’s Common Stock to the former shareholders of PWAY and all shares of PWAY were retired.

For financial reporting purposes, the Merger was treated as a recapitalization of PWAY followed by the reverse acquisition of TPIC by PWAY for a purchase price equivalent to the fair value of TPIC’s net assets.

Consistent with tax free business combinations of investment companies, for financial reporting purposes, the reverse merger accounting was recorded at fair value; however, the cost basis of the investments received from TPIC was carried forward to align ongoing financial reporting of the Company’s realized and unrealized gains and losses with amounts distributable to shareholders for tax purposes. Further, the components of net assets of the Company reflect the combined components of net assets of both PWAY and TPIC.

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

In accordance with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company, prior to the date of the Merger reflect the financial positions and results of operations of PWAY, with the exception of the components of net assets described above, with the results of operations of TPIC being included commencing on April 1, 2019. Effective with the completion of the Merger, TPIC, changed its fiscal year end to be the last day of June consistent with PWAY’s fiscal year.

In the Merger, common shareholders of PWAY received newly-issued common shares in the Company having an aggregate net asset value equal to the aggregate net asset value of their holdings of PWAY Class A and/or PWAY Class I common shares, as applicable, as determined at the close of business on March 27, 2019, as permitted by the Merger agreement. The differences in net asset value between March 27, 2019 and March 31, 2019 were not material. Relevant details pertaining to the mergers are as follows:

	NAV/Share ($)	Conversion Ratio
Triton Pacific Investment Corporation, Inc.	10.48	N/A
Pathway Capital Opportunity Fund, Inc.: Class A	13.46	1.2848
Pathway Capital Opportunity Fund, Inc.: Class I	13.50	1.2884

Investments

The cost, fair value and net unrealized appreciation (depreciation) of the investments of TPIC as of the date of the merger, was as follows:

TPIC
Cost of investments	12,106,879
Fair value of investments	11,431,241
Net unrealized appreciation (depreciation) on investments	(675,638)

Common Shares

The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the mergers were as follows:

Accounting Acquirer – Prior to Merger	PWAY Class A	PWAY Class I
Common shares outstanding	570,431	32,834
Net assets applicable to common shares	$7,679,839	$443,296
NAV per common share	$13.46	$13.50
Legal Acquiring Fund – Prior to Merger	TPIC
Common shares outstanding	1,614,221
Net assets applicable to common shares	$16,915,592
NAV per common share	$10.48
Legal Acquiring Fund – Post Merger	FLEX
Common shares outstanding	2,403,349
Net assets applicable to common shares	$25,086,682
NAV per common share	$10.44

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Cost and Expenses

In connection with the Merger, PWAY incurred certain associated costs and expenses of approximately $709,000. These costs and expenses were expensed by PWAY.

Purchase Price Allocation

PWAY as the accounting acquiror acquired 32% of the voting interests of TPIC. The below summarized the purchase price allocation from TPIC:

PWAY as acquiror
Value of Common Stock Issued	17,052,546
Assets acquired:
Investments	11,431,241
Cash and cash equivalents	5,055,456
Other assets	607,163
Total assets acquired	17,093,860
Total liabilities assumed	41,314
Net assets acquired	17,052,546
Total purchase price	17,052,546

Pro Forma Results of Operations

For the three months and nine months ended March 31, 2019, the results of operations of TPIC, are as follows:

Legal Acquiring Fund – Results from Operations (unaudited)	TPIC Three months ended	TPIC Nine months ended
Net investment income (loss)	$(716,195)	$(895,057)
Net realized and unrealized gains (losses)	(59,751)	(486,900)
Change in net assets resulting from operations	(775,946)	(1,381,957)

Assuming the acquisition had been completed on July 1, 2018, the beginning of the fiscal reporting period of PWAY, the accounting survivor, the pro forma results of operations for the period ended March 31, 2019, are as follows:

The Company – Pro Forma Results Operations (unaudited)	FLEX Three months ended	FLEX Nine months ended
Net investment income (loss)	$588,002	$83,166
Net realized and unrealized gains (losses)	116,111	(1,301,550)
Change in net assets resulting from operations	704,113	(1,218,384)

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company has a conditional obligation to reimburse the Adviser for any amounts funded by the Adviser under the Expense Limitation Agreement for any payments made by the Adviser. The Expense Limitation Agreement payments are subject to repayment by the Company within the three years following the end of the quarter in which the payment was made by the Adviser; provided that any such repayments shall be subject to the then-applicable expense limitation, if any, and the limit that was in effect at the time when the Adviser made the payment that is subject to repayment.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

NOTE 11 – REVOLVING CREDIT FACILITY

On August 25, 2015, PWAY closed on a credit facility with BNP Paribas Prime Brokerage International, Ltd. (the “Revolving Credit Facility”). The Revolving Credit Facility included an accordion feature which allowed commitments to be increased up to $25,000,000 in the aggregate. Interest on borrowings under the Revolving Credit Facility is three-month LIBOR plus 120 basis points with no minimum LIBOR floor.

As of March 31, 2019 and June 30, 2018, we had $0 and $1,350,000 outstanding on our Revolving Credit Facility as the credit facility was closed prior to the Merger.

The agreement that governed the PWAY Revolving Credit Facility requires us to comply with certain financial and operational covenants.

These covenants included:

● Restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

● Restrictions on our ability to incur liens; and

● Maintenance of a minimum level of stockholders’ equity.

During the three months ended March 31, 2019 and March 31, 2018 and nine months ended March 31, 2019, and 2018, respectively, we recorded $5,277, $14,805, $24,871 and $51,535 of interest expense related to our revolving credit facility.

NOTE 12– FINANCIAL HIGHLIGHTS

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
		Class A
Per Share Data:
Net asset value at beginning of period	$7.96	$13.47
Net investment (income)(a)	1.66	0.19
Net realized and unrealized (loss) on investments	0.22	(0.30)
Net increase (decrease) in net assets resulting from operations	1.88	(0.11)
Distributions(b)
Return of capital distributions	(0.06)	(0.22)
Dividends from net investment income	(0.06)	—
Total Distributions	(0.12)	(0.22)
Offering costs	0.61
Other (c)	0.11	0.01
Net asset value at end of period	$10.44	$13.15
Total return based on net asset value (2)	31.99%	(0.82)%

Supplemental Data:
Net assets at end of period	$25,086,682	$8,407,336
Average net assets	$8,559,110	$8,527,763
Average shares outstanding	738,961	634,464
Ratio to average net assets:
Expenses without fees waived/expenses paid by Adviser(e)	(60.60)%	21.44%
Expenses after fees waived/expenses paid by Adviser(e)	25.30%	8.79%
Net investment (income)(e)	75.07%	5.78%

Portfolio Turnover	(0.32)%	0.00%

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
		Class A
Per Share Data:
Net asset value at beginning of period	$9.89	$13.53
Net investment (income)(a)	1.21	0.59
Net realized and unrealized (loss) on investments	(1.01)	(0.34)
Net increase (decrease) in net assets resulting from operations	0.20	0.25
Distributions(b)
Return of capital distributions	(0.35)	(0.65)
Dividends from net investment income	(0.05)	—
Total Distributions	(0.40)	(0.65)
Offering costs	0.61
Other (c)	0.14	0.02
Net asset value at end of period	$10.44	$13.15
Total return based on net asset value (2)	9.63%	2.14%

Supplemental Data:
Net assets at end of period	$25,086,682	$8,407,336
Average net assets	$8,935,514	$8,370,003
Average shares outstanding	762,829	620,267
Ratio to average net assets:
Expenses without fees waived/expenses paid by Adviser(e)	27.93%	23.67%
Expenses after fees waived/expenses paid by Adviser(c)	(2.27)%	8.90%
Net investment (income)(e)	17.63%	5.64%

Portfolio Turnover	(0.34)%	(36.70)%

(a)Calculated based on weighted average shares outstanding.
(b)The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.
(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the year.
(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year and assumes that distributions are reinvested in accordance with the Company’s dividend reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded.
(e) Annualized for the three months ended March 31, 2019, and 2018, respectively.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
		Class I
Per Share Data:
Net asset value at beginning of period	$7.96	$13.48
Net investment (income)(a)	1.66	0.19
Net realized and unrealized (loss) on investments	0.22	(0.30)
Net increase (decrease) in net assets resulting from operations	1.88	(0.11)
Distributions(b)
Return of capital distributions	(0.06)	(0.21)
Dividends from net investment income	(0.06)	—
Total Distributions	(0.12)	(0.21)
Offering costs	0.61
Other (c)	0.11	0.01
Net asset value at end of period	$10.44	$13.17
Total return based on net asset value (2)	32.00%	0.75%

Supplemental Data:
Net assets at end of period	$25,086,682	$433,957
Average net assets	$491,446	$443,008
Average shares outstanding	42,286	32,935
Ratio to average net assets:
Expenses without fees waived/expenses paid by Adviser(e)	(60.60)%	21.42%
Expenses after fees waived/expenses paid by Adviser(e)	25.30%	8.78%
Net investment (income)(e)	75.07%	5.77%

Portfolio Turnover	0.00%	0.00%

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
		Class I
Per Share Data (1):
Net asset value at beginning of period	$9.89	$13.53
Net investment (income)(a)	1.29	0.58
Net realized and unrealized (loss) on investments	(1.03)	(0.33)
Net increase (decrease) in net assets resulting from operations	0.26	0.25
Distributions(b)
Return of capital distributions	(0.35)	(0.66)
Dividends from net investment income	(0.06)	—
Total Distributions	(0.41)	(0.66)
Offering costs	0.62
Other (c)	0.08	0.05
Net asset value at end of period	$10.44	$13.17
Total return based on net asset value (2)	9.73%	2.25%

Supplemental Data:
Net assets at end of period	$25,086,682	$443,959
Average net assets	$496,110	$400,592
Average shares outstanding	42,293	32,888
Ratio to average net assets:
Expenses without fees waived/expenses paid by Adviser(e)	(39.11)%	23.49%
Expenses after fees waived/expenses paid by Adviser(e)	28.17%	8.87%
Net investment (income)(e)	37.79%	5.69%

Portfolio Turnover	0.00%	(36.70)%

(a)Calculated based on weighted average shares outstanding.
(b)The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.
(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the year.
(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year and assumes that distributions are reinvested in accordance with the Company’s dividend reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded.
(e) Annualized for the nine months ended March 31, 2019, 2018, respectively.
(f) All amounts reflected have been adjusted by the Merger ratio of 1.2848 and 1.2884 shares for Class A and Class I, respectively

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 17, 2019 and notes the following:

TP FLEXIBLE INCOME FUND, INC.

Notes to Financial Statements – March 31, 2019

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 17, 2019 and notes the following:

Sales of Common Stock

For the period beginning April 1, 2019 and ending May 17, 2019, the Company did not sell any shares of its common and issued amounts pursuant to its distribution reinvestment plan in the amount of $66,847.

Investment Activity

During the period from April 1, 2019 and ending May 17, 2019, the Company made 15 investments totaling $7.9 million. During the period from April 1, 2019 and ending May 17, 2019, the Company sold 15 investments totaling $6.1 million.

As was previously disclosed in the Company’s Form 8-K filed with the SEC on May 8, 2019, in connection with the Merger, the Company expected to have its portfolio repositioned, including by selling portfolio investments that were not “qualifying assets” under the 1940 Act, for cash and re-investing such proceeds in assets that were “qualifying assets” under the 1940 Act and consistent with the Company’s investment strategy. As of April 30, 2019, a substantial amount of such portfolio repositioning was completed and the Company published an updated Schedule of Investments as of April 30, 2019 (the “Schedule of Investments”). For additional detail, including the Schedule of Investments, please refer to such Form 8-K filed with the SEC on May 8, 2019.

Distributions

On April 5, 2019, the Company’s board of directors declared distributions for the months of April 2019 and May 2019, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in April 2019 and May 2019 and equal a weekly amount of $0.01315 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
4/5/2019	4/29/2019	$0.01315
4/12/2019	4/29/2019	$0.01315
4/19/2019	4/29/2019	$0.01315
4/26/2019	4/29/2019	$0.01315
5/3/2019	6/3/2019	$0.01315
5/10/2019	6/3/2019	$0.01315
5/17/2019	6/3/2019	$0.01315
5/24/2019	6/3/2019	$0.01315
5/31/2019	6/3/2019	$0.01315

On May 13, 2019, the Board of the Company declared distributions for the months of June, July and August 2019, which reflect an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in June, July and August 2019 and equal a weekly amount of $0.01315 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
6/7/2019	7/1/2019	0.01310
6/14/2019	7/1/2019	0.01310
6/21/2019	7/1/2019	0.01310
6/28/2019	7/1/2019	0.01310
7/5/2019	7/29/2019	0.01310
7/12/2019	7/29/2019	0.01310
7/19/2019	7/29/2019	0.01310
7/26/2019	7/29/2019	0.01310
8/2/2019	9/3/2019	0.01310
8/9/2019	9/3/2019	0.01310
8/16/2019	9/3/2019	0.01310
8/23/2019	9/3/2019	0.01310
8/30/2019	9/3/2019	0.01310

Code of Ethics

At a meeting held on April 22, 2019, the Company’s board of directors unanimously agreed to amend and restate the Company’s Code of Ethics in its entirety (The Code of Ethics was amended and restated in connection with the Merger to reflect current best practices. Specifically, the amendments included clarifications and enhancements to the description of the duties and responsibilities of the Company’s Chief Compliance Officer, increased reporting and certification requirements, and an enhanced description of the restrictions on the outside business activities of the directors and officers of the Company and its investment adviser. The foregoing summary of the terms of the Code of Ethics is not intended to be exhaustive and is qualified in its entirety by reference to the Code of Ethics, a copy of which is attached as Exhibit 14.1 to the Company’s Form 8-K filed with the SEC on April 26, 2019.

Change in Independent Accounting Firm

As reported on the Company’s Form 8-K filed with the SEC on April 26, 2019, on April 22, 2019, upon the recommendation of the audit committee, the Company’s board of directors appointed BDO USA, LLP (“BDO”) to serve as the Company’s independent registered accounting firm for the fiscal year ending June 30, 2019 and dismissed FGMK, LLC. BDO previously served as PWAY’s independent registered accounting firm and audited the financial statements of PWAY as of and for the years ended June 30, 2018 and 2017. For more information regarding the change in the Company’s independent registered accounting firm, please refer to the Company’s Form 8-K filed with the SEC on April 26, 2019.

Credit Facility

On May 16, 2019, TP Flexible Income Fund, Inc. (the “Company”) established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with this senior secured revolving credit facility, the Company’s wholly owned financing subsidiary, TP Flexible Funding, LLC (the “SPV”), as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement (the “Loan Agreement”).  Under the Credit Facility the SPV has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

Offering Pricing

On May 17, 2019, the Company decreased its offering price from $11.43 per share to $11.38 per share. The decrease in the offering price is effective for all closings occurring on or after May 17, 2019.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” “FLEX” or the “Company,” refer to TP Flexible Income Fund, Inc.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in the economy;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Prospect Flexible Income Management, LLC and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the adequacy of our financing sources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of Prospect Flexible Income Management, LLC to locate suitable investments for us and to monitor and administer our investments;

●	the ability of Prospect Flexible Income Management, LLC and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

●	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last post-effective, amended registration statement filed with the SEC on April 18, 2019 and declared effective on April 19, 2019.

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

As a result of Pathway Capital Opportunity Fund, Inc. (“PWAY”) being the accounting survivor of the Merger, certain financial information and performance of operations regarding each of PWAY and FLEX pre-Merger are discussed below. The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this prospectus.

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a RIC under the Code.

On August 10, 2018, we (in our capacity as TPIC) entered into an agreement and plan of merger with PWAY (which was amended and restated effective February 12, 2019) pursuant to which PWAY merged with and into TPIC and, as the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). TPIC’s board of directors and PWAY’s board of directors each approved the transaction. Completion of the Merger was subject to a number of conditions, including, among other things, the approval by TPIC’s stockholders and PWAY’s stockholders of the Merger and the Merger Agreement. The Merger was approved by TPIC’s stockholders at the 2019 Annual Meeting and by PWAY’s stockholders at a special meeting of stockholders held on March 15, 2019. The Merger was completed on March 31, 2019.

As a result of the Merger several significant changes occurred:

●	New Investment Adviser. Prospect Flexible Income Management, LLC now serves as our investment adviser, replacing our former investment adviser, Triton Pacific Adviser, LLC (the “Former Adviser”). The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

●	Increased Leverage. Following the Merger, our asset coverage ratio requirement was reduced from 200% to 150%, which allows us to incur double the maximum amount of leverage that was previously permitted. As a result, we are now able to borrow substantially more money and take on substantially more debt than we previously were able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

●	Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this special repurchase offer, stockholders should be aware that:

○	Only stockholders of TPIC as of March 15, 2019, the date of TPIC’s annual stockholder meeting, will be allowed to participate in the special repurchase offer, and they may have up to 100% of their shares repurchased (former stockholders of PWAY and stockholders who acquired their shares after March 15, 2019, will not be able to participate in the special repurchase offer).

○	If a substantial number of the eligible stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

■	significantly decrease our asset size;

■	require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

■	cause us to incur additional leverage solely to meet repurchase requests.

●	New Board of Directors. Following the Merger, the composition of our board of directors changed and now consists of Craig J. Faggen, TPIC’s former President and Chief Executive Officer, M. Grier Eliasek, PWAY’s Former President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are our independent directors and were formally independent directors of PWAY.

Prospect Flexible Income Management, LLC serves as our investment adviser. The engagement of the Adviser was approved by TPIC’s stockholders at the 2019 Annual Meeting, concurrently with the approval of the Merger and the Merger Agreement. Prospect Administration LLC, an affiliate of our Adviser, serves as our administrator and TFA Associates, LLC serves as our sub-administrator. We have engaged Triton Pacific Securities, LLC to serve as the dealer manager of our offering. The dealer manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered.

We are offering for sale a maximum amount of $300,000,000 our shares of common stock. We commenced our initial continuous public offering of shares through our initial registration statement (File No. 333-174873) that was declared effective by the SEC on September 4, 2012. Rule 415 promulgated under the Securities Act requires that a registration statement not be used for more than three years from its effective date, subject to a 180-day grace period. On September 2, 2015, we filed a registration statement with the SEC (File No. 333-206730) in order to continue our continuous public offering of shares for an additional three years or until all of the shares registered herein are sold. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $11.43 per Class A Share. Our offering is being conducted on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act. As of May 17, we have sold a total of 2,409,557 shares of common stock, including 88,471 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $24,260,379, including the reduction due to $(604,017) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to our Former Adviser in exchange for gross proceeds of $200,003. As a result of the merger, the Company issued 775,193 shares.

Our Adviser

Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is controlled by Prospect Capital Management, who owns a majority of its voting units. Mr. Eliasek is the principal officer of the Adviser.

Investments

We intend to primarily lend to and invest in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market.

We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Prospect Capital Management, has access to over 106 professionals, including over 51 investments, origination and credit management professionals, and over 55 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.

We expect to dynamically allocate our assets in varying types of investments based on our analysis of the credit markets, which may result in our portfolio becoming more concentrated in particular types of credit instruments (such as senior secured loans) and less invested in other types of credit instruments. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation – also known as “high yield” or “junk bonds”). However, we may also invest in non-rated debt securities.

To seek to enhance our returns, we may employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act.

As part of our investment objective to generate current income, we expect that at least 70% of our investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt. We expect that up to 30% of our investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs. The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. The parent company of our Adviser has received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See “Additional Relationships and Related Party Transactions—Allocation of Investments.” These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.

As a BDC, we are permitted under the 1940 Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, we are allowed to increase our leverage capacity. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines.

Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the merger, TPIC, the legal acquirer was renamed TP Flexible Income Fund, Inc. As a result of the merger the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.

After a review of available strategic alternatives, PWAY and TPIC’s board of directors believed the Merger to be in the best interests of the respective companies and their respective stockholders because of FLEX’s expected economies of scale, investment objectives and strategy, investment portfolio, capital structure and increased market capitalization, and the experience and expertise of the FLEX’s new investment adviser.

For financial reporting purposes, the Merger was treated as a recapitalization of PWAY followed by the reverse acquisition of TPIC by PWAY for a purchase price equivalent to the fair value of TPIC’s net assets.

Consistent with tax free business combinations of investment companies, for financial reporting purposes, the reverse merger accounting was recorded at fair value; however, the cost basis of the investments received from TPIC was carried forward to align ongoing financial reporting of the Company’s realized and unrealized gains and losses with amounts distributable to shareholders for tax purposes. Further, the components of net assets of the Company reflect the combined components of net assets of both PWAY and TPIC.

In accordance with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company, prior to the date of the Merger reflect the financial positions and results of operations of PWAY, with the results of operations of TPIC being included commencing on April 1, 2019. Effective with the completion of the Merger, TPIC, changed its fiscal year end to be the last day of June consistent with PWAY’s fiscal year.

In the Merger, common shareholders of PWAY received newly-issued common shares in the Company having an aggregate net asset value equal to the aggregate net asset value of their holdings of PWAY Class A and/or PWAY Class I common shares, as applicable, as determined at the close of business on March 27, 2019, as permitted by the Merger agreement. The differences in net asset value between March 27, 2019 and March 31, 2019 were not material. Relevant details pertaining to the mergers are as follows:

	NAV/Share ($)	Conversion Ratio
Triton Pacific Investment Corporation, Inc.	10.48	N/A
Pathway Capital Opportunity Fund, Inc.: Class A	13.46	1.2848
Pathway Capital Opportunity Fund, Inc.: Class I	13.50	1.2884

Investments

The cost, fair value and net unrealized appreciation (depreciation) of the investments of TPIC as of the date of the merger, was as follows:

TPIC
Cost of investments	12,106,879
Fair value of investments	11,431,241
Net unrealized appreciation (depreciation) on investments	(675,638)

 Common Shares

The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the mergers were as follows:

Accounting Acquirer – Prior to Merger	PWAY Class A	PWAY Class I
Common shares outstanding	570,431	32,834
Net assets applicable to common shares	$7,679,839	$443,296
NAV per common share	$13.46	$13.50
Legal Acquiring Fund – Prior to Merger	TPIC
Common shares outstanding	1,614,221
Net assets applicable to common shares	$16,915,592
NAV per common share	$10.48
Legal Acquiring Fund – Post Merger	FLEX
Common shares outstanding	2,403,349
Net assets applicable to common shares	$25,086,682
NAV per common share	$10.44

Cost and Expenses

In connection with the Merger, PWAY incurred certain associated costs and expenses of approximately $709,000. These costs and expenses were expensed by PWAY.

Purchase Price Allocation

PWAY as the accounting acquiror acquired 32% of the voting interests of TPIC. The below summarized the purchase price allocation from TPIC:

PWAY as acquiror
Value of Common Stock Issued	17,052,546
Assets acquired:
Investments	11,431,241
Cash and cash equivalents	5,055,456
Other assets	607,163
Total assets acquired	17,093,860
Total liabilities assumed	41,314
Net assets acquired	17,052,546
Total purchase price	17,052,546

Pro Forma Results of Operations

For the three months and nine months ended March 31, 2019, the results of operations of TPIC, are as follows:

Legal Acquiring Fund – Results from Operations (unaudited)	TPIC Three months ended	TPIC Nine months ended
Net investment income (loss)	$(716,195)	$(895,057)
Net realized and unrealized gains (losses)	(59,751)	(486,900)
Change in net assets resulting from operations	(775,946)	(1,381,957)

Assuming the acquisition had been completed on July 1, 2018, the beginning of the fiscal reporting period of PWAY, the accounting survivor, the pro forma results of operations for the period ended March 31, 2019, are as follows:

The Company – Pro Forma Results Operations (unaudited)	FLEX Three months ended	FLEX Nine months ended
Net investment income (loss)	$588,002	$83,166
Net realized and unrealized gains (losses)	116,111	(1,301,550)
Change in net assets resulting from operations	704,113	(1,218,384)

Revenues

We generate revenue in the form of dividends, interest and capital gains on the debt securities, equity interests and CLOs that we hold. In addition, we may generate revenue from our portfolio companies in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance and possibly consulting fees and performance-based fees. Any such fees will be recognized as earned.

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the Investment Advisory Agreement. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

●	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and management services agreement;

●	the cost of calculating our net asset value, including the cost of any third-party valuation services;

●	the cost of effecting sales and repurchase of shares of our common stock and other securities;

●	investment advisory fees;

●	fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

●	transfer agent and custodial fees;

●	fees and expenses associated with marketing efforts;

●	federal and state registration fees;

●	federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of proxy statements, stockholders’ reports and notices;

●	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

●	direct costs such as printing, mailing, long distance telephone, and staff;

●	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

●	brokerage commissions for our investments;

●	legal, accounting and other costs associated with structuring, negotiating, documenting and completing our investment transactions;

●	all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and

●	all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the Administration Agreement that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

Reimbursement of our Administrator for Administrative Services

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

Portfolio and Investment Activity

PWAY (Accounting Survivor) – Pre-Merger

During the six months ended December 31, 2018, there were no purchases of investment securities (excluding short-term securities). During the same period, sales and redemptions of investment securities (excluding short-term securities) were $2,068,610. As of December 31, 2018, our investment portfolio, with a total fair value of $7,943,823, consisted of interests in 23 portfolio companies (5% in senior secured bonds, 57% in senior unsecured bonds, and 38% in CLO – subordinated notes).

During the year ended June 30, 2018, purchases of investment securities (excluding short-term securities) were $4,551,898. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $5,230,764. As of June 30, 2018, our investment portfolio, with a total fair value of $10,940,179, consisted of interests in 28 portfolio companies (5% in senior secured bonds, 67% in senior unsecured bonds, and 28% in CLO – subordinated notes).

During the year ended June 30, 2017, purchases of investment securities (excluding short-term securities) were $5,967,933. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $2,829,360. As of June 30, 2017, our investment portfolio, with a total fair value of $12,060,436, consisted of interests in 28 portfolio companies (8% in second lien term loans, 7% in senior secured bonds, 71% in senior unsecured bonds, and 14% in CLO – subordinated notes).

Portfolio Holdings and Investment Activity

As of March 31, 2019, our investment portfolio, with a total fair value of $19,613,285, consisted of interests in 40 portfolio companies and 13 Structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2019, and June 30, 2018:

	As of March 31, 2019		As of June 30, 2018
	Fair Value	As Percent of Total Fair Value	Fair Value	As Percent of Total Fair Value

Senior Secured Loans—First Lien	$6,621,618	$34%	-	0%
Senior Secured Loans—Second Lien	4,301,635	22	-	0
Equity/Other	507,988	3	0	5
Senior Unsecured Bonds	4,573,335	23	7,296,245	67
Senior Secured Bonds	462,688	2	516,038	0
Structured subordinated notes	3,146,021	16	3,127,896	28
Total	$19,613,285	$100%	10,940,179%	100%

Number of portfolio companies	40		14
Number of Structured subordinated notes	13		14

% Variable Rate (based on fair value)(1)	68.44%		0%
% Fixed Rate (based on fair value)(1)	31.60%		100%

(1)	The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity and Structured subordinated notes

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and June 30, 2018:

	March 31, 2019
Industry	Investments at Fair Value	Percentage of Portfolio

Energy	$4,147,522	21.15%
Structured Finance	3,146,021	16.04
High Tech Industries	1,788,572	9.12
Healthcare & Pharmaceuticals	1,392,422	7.10
Energy: Oil & Gas	1,296,962	6.61
Services: Business	1,263,290	6.44
Hotel, Gaming & Leisure	1,262,865	6.44
Media: Advertising, Printing & Publishing	978,285	4.99
Retail	913,720	4.66
Beverage, Food & Tobacco	887,876	4.53
Capital Equipment	482,500	2.46
Chemicals	462,688	2.36
Financial	425,813	2.17
Construction & Building	422,157	2.15
Services: Consumer	357,963	1.83
Media: Broadcasting & Subscription	210,843	1.08
Wholesale Trade-Nondurable Goods	173,786	0.87

Total	$19,613,285	100.00%

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Portfolio

Financial	$545,750	5%
Energy	6,750,495	62
Chemicals	516,038	5
Structured Finance	3,127,896	28

Total	$10,940,179	100%

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

The following table shows the composition of our investment portfolio by level of control as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$500,000	2%	$507,988	3%	$-	-%	$-	-%
Non-Control/Non-Affiliate	20,914,508	98%	19,105,297	97%	11,296,565	100%	10,940,179	100%
Total Investments	$21,414,507	100%	$19,613,285	100%	11,296,565	100%	10,940,179	100%

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended March 31, 2019, and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Purchases	$35,015	$0
Sales and Redemptions	0	(472,678)
Net Portfolio Activity	$35,015	$(472,678)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Purchases	$35,015	$4,551,898
Sales and Redemptions	(2,068,610)	(4,787,784)
Net Portfolio Activity	$(2,033,595)	$(235,886)

Results of Operations

Investment Income

For the three months ended March 31, 2019, and 2018, we generated $251,386, and $322,245 respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were entirely cash income and non-cash portions related to the accretion of discounts. There was no paid-in-kind interest for the three months ended March 31, 2019, and 2018.

For the nine months ended March 31, 2019, and 2018, we generated $850,356, and $973,159 respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were entirely cash income and non-cash portions related to the accretion of discounts. There was no paid-in-kind interest for the nine months ended March 31, 2019, and 2018 respectively.

Operating Expenses

Total operating expenses before expense limitation support and waiver of offering costs totaled $439,441 and $474,214 for the three months ended March 31, 2019, and 2018, respectively, and consisted primarily of amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense. The base management fees for the three months ended March 31, 2019 and 2018, respectively, were $43,813, and $65,951. The amortization of offering costs for the three months ended March 31, 2019 and 2018, respectively, were $0, and $98,875. As part of the Merger, the Former PWAY’s investment Adviser waived reimbursed with the approval of a merger. As part of the Merger $(1,492,252) of offering costs was waived.

Total operating expenses before expense limitation support totaled $1,545,413 and $1,570,998 for the nine months ended March 31, 2019, and 2018, respectively, and consisted primarily of amortization of offering costs, administrator costs, adviser shared service expense, and legal expenses. The amortization of offering costs for the nine months ended March 31, 2019 and 2018, respectively, were $64,500, and $282,121. The administrator costs for the nine months ended March 31, 2019 and 2018, respectively, were $122,671, and $289,242. The adviser shared service expense for the nine months ended March 31, 2019 and 2018, respectively, were $19,028, and $203,412. The legal expenses for the nine months ended March 31, 2019 and 2018, respectively, were $729,381, and $37,728. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(181,029) and $(979,229) for the nine months ended March 31, 2018 and 2019, respectively. As part of the Merger $(1,492,252) of offering costs was waived.

Net Investment Income

Our net investment income totaled $1,304,197, and $127,842 for the three months ended March 31, 2019, and 2018, respectively. The increase in net investment income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily driven by the reversal of previously expensed organization and offering costs.

Our net investment income totaled $978,224, and $381,390 for the nine months ended March 31, 2019, and 2018, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

For the three months ended March 31, 2019, and 2018, respectively, we received proceeds from sales and repayments on unaffiliated investments of $0 and $472,678, from which we realized a net gain of $0 and $8,850.

For the nine months ended March 31, 2019, and 2018, respectively, we received proceeds from sales and repayments on unaffiliated investments of $2,068,610 and $4,787,784, from which we realized a net gain (loss) of $(45,453) and $146,199.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2019, and 2018, respectively, net unrealized appreciation (depreciation) totaled $175,862 and $(208,255), respectively.

Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the nine months ended March 31, 2019, and 2018, respectively, net unrealized appreciation (depreciation) totaled $(769,197) and $(367,078), respectively.

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

We will sell our shares on a continuous basis at a price of $11.43 per share. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On March 31, 2019, we entered into the Investment Advisory Agreement with Prospect Flexible Income Management, LLC in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon consummation of the Merger. Prospect Flexible Income Management serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) income and capital gains incentive fees based on our performance.

On March 31, 2019, we entered into the Administration Agreement with Prospect Administration pursuant to which Prospect Administration furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement with Prospect Administration became effective upon consummation of the Merger. We reimburse Prospect Administration for its allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and its allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs and other administrative support personnel. We have engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the Investment Advisory Agreement and the Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Recent developments

Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on May 17, 2019 and notes the following:

Sales of Common Stock

For the period beginning April 1, 2019 and ending May 17, 2019, the Company did not sell any shares of its common and issued amounts pursuant to its distribution reinvestment plan in the amount of $66,847.

Investment Activity

During the period from April 1, 2019 and ending May 17, 2019, the Company made 15 investments totaling $7.9 million. During the period from April 1, 2019 and ending May 17, 2019, the Company sold 15 investments totaling $6.1 million.

As was previously disclosed in the Company’s Form 8-K filed with the SEC on May 8, 2019, in connection with the Merger, the Company expected to have its portfolio repositioned, including by selling portfolio investments that were not “qualifying assets” under the 1940 Act, for cash and re-investing such proceeds in assets that were “qualifying assets” under the 1940 Act and consistent with the Company’s investment strategy. As of April 30, 2019, a substantial amount of such portfolio repositioning was completed and the Company published an updated Schedule of Investments as of April 30, 2019 (the “Schedule of Investments”). For additional detail, including the Schedule of Investments, please refer to such Form 8-K filed with the SEC on May 8, 2019.

Distributions

On April 5, 2019, the Company’s board of directors declared distributions for the months of April 2019 and May 2019, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in April 2019 and May 2019 and equal a weekly amount of $0.01315 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
4/5/2019	4/29/2019	$0.01315
4/12/2019	4/29/2019	$0.01315
4/19/2019	4/29/2019	$0.01315
4/26/2019	4/29/2019	$0.01315
5/3/2019	6/3/2019	$0.01315
5/10/2019	6/3/2019	$0.01315
5/17/2019	6/3/2019	$0.01315
5/24/2019	6/3/2019	$0.01315
5/31/2019	6/3/2019	$0.01315

On May 13, 2019, the Board of the Company declared distributions for the months of June, July and August 2019, which reflect an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in June, July and August 2019 and equal a weekly amount of $0.01315 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
6/7/2019	7/1/2019	0.01310
6/14/2019	7/1/2019	0.01310
6/21/2019	7/1/2019	0.01310
6/28/2019	7/1/2019	0.01310
7/5/2019	7/29/2019	0.01310
7/12/2019	7/29/2019	0.01310
7/19/2019	7/29/2019	0.01310
7/26/2019	7/29/2019	0.01310
8/2/2019	9/3/2019	0.01310
8/9/2019	9/3/2019	0.01310
8/16/2019	9/3/2019	0.01310
8/23/2019	9/3/2019	0.01310
8/30/2019	9/3/2019	0.01310

Code of Ethics

At a meeting held on April 22, 2019, the Company’s board of directors unanimously agreed to amend and restate the Company’s Code of Ethics in its entirety (The Code of Ethics was amended and restated in connection with the Merger to reflect current best practices. Specifically, the amendments included clarifications and enhancements to the description of the duties and responsibilities of the Company’s Chief Compliance Officer, increased reporting and certification requirements, and an enhanced description of the restrictions on the outside business activities of the directors and officers of the Company and its investment adviser. The foregoing summary of the terms of the Code of Ethics is not intended to be exhaustive and is qualified in its entirety by reference to the Code of Ethics, a copy of which is attached as Exhibit 14.1 to the Company’s Form 8-K filed with the SEC on April 26, 2019.

Change in Independent Accounting Firm

As reported on the Company’s Form 8-K filed with the SEC on April 26, 2019, on April 22, 2019, upon the recommendation of the audit committee, the Company’s board of directors appointed BDO USA, LLP (“BDO”) to serve as the Company’s independent registered accounting firm for the fiscal year ending June 30, 2019 and dismissed FGMK, LLC. BDO previously served as PWAY’s independent registered accounting firm and audited the financial statements of PWAY as of and for the years ended June 30, 2018 and 2017. For more information regarding the change in the Company’s independent registered accounting firm, please refer to the Company’s Form 8-K filed with the SEC on April 26, 2019.

Credit Facility

On May 16, 2019, TP Flexible Income Fund, Inc. (the “Company”) established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with this senior secured revolving credit facility, the Company’s wholly owned financing subsidiary, TP Flexible Funding, LLC (the “SPV”), as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement (the “Loan Agreement”).  Under the Credit Facility the SPV has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

Offering Pricing

On May 17, 2019, the Company decreased its offering price from $11.43 per share to $11.38 per share. The decrease in the offering price is effective for all closings occurring on or after May 17, 2019.

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

Related Party Transactions

Administration Agreement

On September 2, 2014, Pathway Capital Opportunity Fund, Inc. ("PWAY") entered into an administration agreement (the "Administration Agreement") with Prospect Administration LLC (the "Administrator"), an affiliate of the Adviser. Pursuant to the merger agreement between Triton Pacific Investment Corporation, Inc ("TPIC") and PWAY, Prospect Administration LLC will remain the administrator for TP Flexible Income Fund, Inc. (f/k/a Triton Pacific Investment Corporation, Inc.) (the "Company"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2019 and March 31, 2018, administrative costs incurred by the Company to the Administrator were $36,797 and $68,750. For the nine months ended March 31, 2019 and March 31, 2018, administrative costs incurred by the Company to the Administrator were $122,671 and $289,242, respectively. As of March 31, 2019 and June 30, 2018, $36,797 and $45,833 was payable to the Administrator.

Allocation of Expenses

The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, PRIS incurred $41,826 and $45,084, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2019 and March 31, 2018, PRIS incurred $123,596 and $99,807, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of March 31, 2019, $13,987 of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, PSEC incurred $5,326 and $6,868, respectively, in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2019 and June 30, 2018, $7,814 and $2,374 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended March 31, 2019 and March 31, 2018, the Company incurred $11,058 and $5,987, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the nine months ended March 31, 2019 and March 31, 2018, the Company incurred $13,463 and $17,572, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2019 and June 30, 2018, $11,058 and $12,018 of expense is due from PSEC, respectively, which is presented as due from affiliate on the Statement of Assets and Liabilities.

Expense Limitation Agreement

Expense Reimbursement Agreement with our Former Adviser

On March 27, 2014, we and our Former Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, our Former Adviser, in consultation with the Company, could pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Former Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to us from our offering are at least $25 million, our Former Adviser could pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our Former Adviser could, with our consent, continue to make expense support payments to us in such amounts as are acceptable to us and our Former Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. Our Former Adviser has agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the Former Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.

Expense Limitation Agreement with the Adviser

Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the fund, is defined to include all expenses necessary or appropriate for the operation of the fund, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the fund as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses.

Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).

Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the fund’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the fund’s expenses for such quarter, permits the fund to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of fund shares) (the “Distribution”) from the sum of (x) the fund’s net investment income (loss) for such quarter plus (y) the fund’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the fund for such quarter, without regard to the GAAP treatment of such expense. In the event that the fund is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the fund does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the fund for accounting purposes and shall be paid when the fund has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

Investment Advisory Fees

Pre-Merger

Pursuant to the investment advisory agreement, we paid our Fomer Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The base management fee is calculated at a quarterly rate of 0.5% of our average gross assets (including amounts borrowed for investment purposes) and payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee for any calendar quarter is calculated based on the average value of our gross assets at the end of that and the immediately preceding quarters, appropriately adjusted for any share issuances or repurchases during that quarter. The base management fee may or may not be taken in whole or in part at the discretion of our Adviser. All or any part of the base management fee not taken as to any quarter shall be accrued without interest and may be taken in such other quarter as our Adviser shall determine. The base management fee for any partial quarter will be appropriately pro-rated.

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

For purposes of the foregoing: (1) the calculation of the incentive fee shall include any capital gains that result from cash distributions that are treated as a return of capital, (2) any such return of capital will be treated as a decrease in our cost basis for the relevant investment and (3) all fiscal year-end valuations will be determined by us in accordance with GAAP, applicable provisions of the 1940 Act and our pricing procedures. In determining the incentive fee payable to our Adviser, we will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each of the investments in our portfolio. For this purpose, aggregate realized capital gains, if any, will equal the sum of the positive differences between the net sales prices of our investments, when sold, and the cost of such investments since inception. Aggregate realized capital losses will equal the sum of the amounts by which the net sales prices of our investments, when sold, is less than the original cost of such investments since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable date and the original cost of such investment. At the end of the applicable period, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee will equal the aggregate realized capital gains less aggregate realized capital losses and less aggregate unrealized capital depreciation with respect to our portfolio investments. If this number is positive at the end of such period, then the incentive fee for such period will be equal to 20% of such amount, less the aggregate amount of any incentive fees paid in all prior periods.

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

Post-Merger

Following the Merger, we entered into a new investment advisory agreement (the “New Advisory Agreement”) with the New Adviser. Pursuant to which we pay the New Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

Asset Coverage

In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its “asset coverage,” as defined in the 1940 Act, is at least 150% after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. As of March 31, 2019, the Company did not have any senior securities.

On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum “asset coverage” ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On April 18, 2018, the Company’s board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company will be reduced from 200% to 150%, effective as of April 18, 2019. In addition, in order to provide the Company with the maximum financial flexibility at the earliest possible date, the Company’s board of directors also authorized the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage ratio to the Company at the Company’s 2018 Annual Meeting. If the Company’s stockholders approve such proposal at the 2018 Annual Meeting, the 150% minimum asset coverage ratio will then apply effective as of June 21, 2018, the first day after the 2018 Annual Meeting and, as a result, the Company will be permitted to incur double the maximum amount of leverage that the Company is able to incur currently approximately ten months earlier than if the Company’s stockholders do not vote to approve such proposal.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 55.7% (based on fair value) of our investments paid variable interest rates, 41.7% paid fixed rates, and 2.6% were non-income producing equity. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2019:

LIBOR Basis Point Change	Interest Income
Up 300 basis points	345,631
Up 200 basis points	230,257
Up 100 basis points	114,884
Down 25 basis points	(29,195)

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1: Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A: Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Fourth Articles of Amendment and Restatement of Triton Pacific Investment Corporation. (Incorporated by reference to the Company’s registration statement on Form N-2 (File No. 333-174873) filed on November 1, 2013.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to the Company's Pre-Effective amendment no. 1 to registration statement on Form N-2 (File No. 333-206730) filed on March 3, 2016.)
3.3	Articles of Merger of the Company (Incorporated by Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on April 1, 2019)
3.4	Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company's registration statement on Form N-2 (File No. 333-174873) filed on March 15, 2013.)
3.5	Amendment No. 1 to Amended and Restated Bylaws of the Registrant (Incorporated by Reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on April 1, 2019)
10.1

Investment Advisory Agreement, by and between the Company and Prospect Flexible Income Management, LLC (Incorporated by Reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 1, 2019)

10.2	Amended and Restated Dealer Manager Agreement, by and between the Company and Triton Pacific Securities, LLC (Incorporated by Reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 1, 2019)
10.3	Administration Agreement, by and between the Company and Prospect Administration LLC (Incorporated by Reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on April 1, 2019)
10.4

Expense Limitation Agreement, by and between the Company and Prospect Flexible Income Management, LLC (Incorporated by Reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 1, 2019)

14.1	Code of Ethics (Incorporated by reference to the Exhibit 14.1 to the Company's Form 8-K filed with the SEC on April 22, 2019)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2019	TP Flexible Income Fund, Inc.

	By:	/s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2019	TP Flexible Income Fund, Inc.

	By:	/s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer (Principal Accounting and Financial Officer)