Form 10-K
period 2019-06-30
TP Flexible Income Fund, Inc.
filed 2019-09-27
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
TP FLEXIBLE INCOME FUND, INC.            (Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, 42nd Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)
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
The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of September 27, 2019 was 2,392,140.

TP FLEXIBLE INCOME FUND, INC.

Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Prospect Flexible Income Management, LLC and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Prospect Flexible Income Management, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Prospect Flexible Income Management, LLC and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report and in our last pre-effective, amended registration statement filed with the SEC on September 26, 2019 and declared effective on September 26, 2019.
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
As a result of Pathway Capital Opportunity Fund, Inc. (“PWAY”) being the accounting survivor of the Merger (as defined herein), certain financial information and performance of operations regarding PWAY is discussed below. The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Item 1. Business

In this report, the terms “FLEX,” “we,” “us” and “our” mean TP Flexible Income Fund, Inc. and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.

We were formed as a Maryland corporation on April 29, 2011. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be taxed for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Prospect Flexible Income Management, LLC (the "Adviser") is registered as an investment adviser with the Securities and Exchange Commission, or SEC, under the Investment Advisers Act of 1940 (the "Advisers Act"). Our Adviser manages our portfolio and makes all investment decisions for us, subject to supervision by our board of directors. On June 25, 2014, we satisfied our minimum offering requirement of selling at least $2.5 million in common stock and on October 1, 2014, we commenced our investment operations.

On August 10, 2018, we (in our capacity as Triton Pacific Investment Corporation, Inc., which we refer to as TPIC) entered into an agreement and plan of merger with PWAY pursuant to which PWAY merged with and into TPIC and, as the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). The agreement and plan of merger was amended and restated effective February 12, 2019. In this annual report on Form 10-K, we refer to the merger of PWAY into TPIC as the “Merger” and the agreement and plan of merger (as amended and restated) between PWAY and us (in our capacity as TPIC) relating to the Merger as the “Merger Agreement.” TPIC’s board of directors and PWAY’s board of directors each approved the Merger and the Merger Agreement. The Merger and the Merger Agreement were also approved by TPIC’s stockholders at their annual meeting of stockholders held on March 15, 2019 (the “2019 Annual Meeting”), and by PWAY’s stockholders at a special meeting of stockholders held on March 15, 2019. The Merger was completed on March 31, 2019. In connection with the Merger, a total of 775,193 shares of our Class A common stock (“Class A Shares”) were issued to the former stockholders of PWAY. PWAY’s merger costs were approximately $709,000 and its repositioning costs were approximately $13,000. TPIC’s merger costs were approximately $636,000. Although PWAY and TPIC are bearing such costs, these costs will be indirectly borne by their respective stockholders.

The Merger resulted in significant changes, including the following:

•
New Investment Adviser. Prospect Flexible Income Management, LLC, who we refer to as the Adviser, now serves as our investment adviser. The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

•
Increased Leverage. Following the Merger, our asset coverage ratio requirement was reduced from 200% to 150%, which allows us to incur double the maximum amount of leverage that was previously permitted. As a result, we are able to borrow substantially more money and take on substantially more debt than we had previously been able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares ("Special Repurchase Offer"). In connection with this Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019, the date of TPIC’s 2019 annual stockholder meeting (the “Eligible Stockholders”), are allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchase shares in our continuous public offering were not be able to participate in the Special Repurchase Offer.

◦	If a substantial number of the Eligible Stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

▪	significantly decrease our asset size;

▪
require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

▪	cause us to incur additional leverage solely to meet repurchase requests.

◦
The first of our four quarterly Special Repurchase Offers expired on June 24, 2019, and in that offer we repurchased 49,900 shares of our Class A common stock for the gross proceeds of $495,506. We commenced our second Special Repurchase Offer on September 6, 2019 and that offer is currently expected to close on October 4, 2019.

•
New Board of Directors. As a result of the Merger, the composition of our board of directors changed and now consists of Craig J. Faggen, TPIC’s former President and Chief Executive Officer, M. Grier Eliasek, PWAY’s former President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are all former independent directors of PWAY.

Investment Objectives and Strategy

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

Our principal focus is to invest primarily in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies in a broad range of industries. In addition, we expect to invest up to 30% of our portfolio of investments in other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated laons know as collateralized loan obligations, or "CLOs" which we referred to as "Subordinated Structured Notes" or "SSNs". The senior secured loans underlying our SSN investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.

When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe should help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we chooses to invest. These attributes are:

•
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

•	Proven management teams. We expect to focus on companies that have experienced management teams with an established track record of success.

•
Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•
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

•
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

•
Private equity sponsorship. Often, we will seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. Our Adviser’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
We will be subject to certain regulatory restrictions in making our investments. The parent company of our Adviser has received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or our affiliates in accordance with such Order and existing regulatory guidance. None of our investment policies are fundamental and all may be changed without prior notice and without stockholder approval.

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

Potential Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured first lien loan and senior secured second lien loan asset classes, as well as investments in debt and equity securities of middle market companies.

Potential Opportunity in Middle Market Private Companies

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

Investments in Floating Rate Debt

A large portion of the investments we expect to make in middle market companies are expected to be in the form of floating rate debt instruments. These floating rate debt instruments are expected to be below investment grade rated (which are often referred to as “high yield” or “junk”). Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the three-month London Interbank Offered Rate (“LIBOR”), and resets every 30-90 days. As LIBOR increases, the income stream from these floating rate instruments will also increase. Syndicated floating rate debt offers certain benefits:

Adjustable coupon payment. Floating rate loans are structured so that interest rates reset on a predetermined schedule. As a result, when interest rates rise, coupon payments increase, and vice versa, with little lag time (typically 90 days or less). This feature greatly reduces the interest rate risk, or duration risk, inherent in high yield bonds, as the value of high yields bonds may decline in an increasing interest rate environment because their interest rates do not reset. For example, as short-term rates rise, the value of a high yield bond typically will decline while the value of a floating rate loan typically will remain stable because its interest rate will reset.

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

Investment Types
Our portfolio is expected to be comprised primarily of investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies. In addition, a portion of our portfolio may be comprised of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of SSNs. Our Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured first lien debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by senior secured second lien debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on our Adviser’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured First Lien Loans
Senior secured first lien loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured first lien loans are expected to have initial maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured first lien loans typically will have variable rates ranging between 3.0% and 8.0% over a standard benchmark, such as the prime rate or LIBOR.
Senior Secured Second Lien Loans
Senior secured second lien loans are immediately junior to senior secured first lien loans and have substantially the same collateral and covenant structures as senior secured first lien loans. Generally, our senior secured second lien loans are expected to have initial maturities of three to eight years. Senior secured second lien loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured first lien loans in full before senior secured second lien loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured first lien loans and senior secured second lien loans. In return for this junior ranking, senior secured second lien loans generally offer higher returns compared to senior secured first lien debt. These higher returns come in the form of higher interest. Generally, we expect that the interest rate on our senior secured second lien loans typically will have variable rates ranging between 6.0% and 11.0% over a standard benchmark, such as the prime rate or LIBOR.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 6.0% to 12.0% and have initial maturities of three to ten years.
Subordinated Debt
In addition to syndicated senior secured first lien loans, syndicated senior secured second lien loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally will target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be PIK.

Equity and Equity-Related Securities
While we intends to maintain our focus on investments in debt securities, from time to time, when We sees the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, We may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.
Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. For example, the SSNs in which we may invest generally consist of a special purpose vehicle (typically formed in the Cayman Islands or another similar foreign jurisdiction) formed to purchase the senior secured loans and issue rated debt securities and equity tranches and/or unrated debt securities (generally treated as equity interests).
Subordinated Structured Notes
We may invest in subordinated structured notes or SSNs, which are a form of securitization where payments from multiple loans are pooled together. Investors may purchase one or more tranches of an SSN and each tranche typically reflects a different level of seniority in payment from the SSN.
Other Securities
We may also invest from time to time in royalties, derivatives, including total return swaps and credit default swaps, that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities.
Cash and Cash Equivalents
We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.
Sources of Income
The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.
Risk Management
We seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•
negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We may also enter into interest rate hedging transactions at the sole discretion of our Adviser. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
Affirmative Covenants
Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.
Negative Covenants
Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lenders’ investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt or making capital expenditures without the lenders’ approval. In addition, certain covenants may restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals utlized by our Adviser have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Our Transaction Process

Sourcing

In order to source transactions, our Adviser will generate investment opportunities through syndicate and club deals and, subject to regulatory constraints, through the proprietary origination channels of the investment team at our Adviser and its affiliates. In club deals, we along with other investors (including our affiliates) pool assets together to purchase securities collectively. With respect to syndicate and club deals, the investment professionals of our Adviser have built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to our Adviser’s proprietary origination channel, our Adviser will seek to leverage the relationships with private equity sponsors and financial intermediaries. We believe that the broad networks of our Adviser and its affiliates will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial review. In its initial review of an investment opportunity, our Adviser’s professionals will examine information furnished by the target company and external sources, such as rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by our Adviser, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis will be conducted and continuously maintained by a dedicated research analyst, the results of which are available for the investment team to review. In the case of a primary or secondary transaction, our Adviser will conduct detailed due diligence investigations as necessary.

Credit analysis/due diligence. Before undertaking an investment, the transaction team expects to conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the company’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

Execution

Recommendation. The professionals of our Adviser will recommend investment opportunities for its approval. Our Adviser seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its investment process, which includes (i) the pre-review of each opportunity by one of its investment professionals to assess the general quality, value and fit relative to our portfolio and (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments.

Approval. After completing its internal transaction process, our Adviser will make formal recommendations for review and approval by our Adviser’s investment committee. In connection with its recommendation, it will transmit any relevant underwriting material and other information pertinent to the decision-making process. The consummation of a transaction will require unanimous approval of the members of our Adviser’s investment committee.

Post-Investment Monitoring

Portfolio Monitoring. Our Adviser intends to monitor our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, our Adviser expects to work closely with, as applicable, the lead equity sponsor, loan syndicator or agent bank, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, our Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. Our Adviser intends to use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research, and/or other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available will be recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors will determine the fair value of such investments in good faith, utilizing the input of our valuation committee, our Adviser and any other professionals or materials that our board of directors deems worthy and relevant, including independent third-party pricing services and independent third-party valuation services, if applicable.

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, our Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than our Adviser, will retain any fees paid for such assistance.

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

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Established platform with seasoned investment professionals. We believe that we will benefit from the wide resources of our Adviser through the personnel it utilizes from Prospect Capital Management, which is focused on sourcing, structuring, executing, monitoring and exiting a broad range of investments. We believe these personnel possess market knowledge, experience and industry relationships that enable them to identify potentially attractive investment opportunities in companies pursuant to our investment strategy.
Long-term investment horizon. Our long-term investment horizon gives us greater flexibility, which we believe will allow us to maximize returns on our investments. Unlike private equity and venture capital funds, we are not subject to standard periodic capital return requirements. Such requirements typically stipulate that capital invested in these funds, together with any capital gains on such investment, can be invested only once and must be returned to investors after a pre-determined time period. We believe that our ability to make investments with a longer-term view and without the capital return requirements of traditional private investment vehicles will provide us with greater flexibility to seek investments that can generate attractive returns on invested capital.
Disciplined, income-oriented investment philosophy. Our Adviser is expected to employ an investment approach focused on current income and long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which could result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure. Our Adviser believes that its broad expertise and experience investing at all levels of a company’s capital structure will enable us to manage risk while affording us the opportunity for significant returns on our investments. Our Adviser will attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
We generally will not be required to pay corporate-level U.S. federal income taxes on income and capital gains distributed to stockholders. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we receive from our investments and timely distribute to our stockholders as dividends. Furthermore, tax-exempt investors in our shares who do not finance their acquisition of our shares with indebtedness should not be required to recognize unrelated business taxable income, or “UBTI,” unlike certain direct investors in master limited partnerships (“MLPs”). We expect to form wholly owned taxable subsidiaries to make or hold certain investments in non-traded limited partnerships or other entities classified as partnership for U.S. federal tax purposes. Although, as a RIC, dividends received by us from taxable entities and distributed to our stockholders will not be subject to corporate-level U.S. federal income taxes, any taxable entities we own will generally be subject to federal and state income taxes on their income. As a result, the net return to us on such investments that are held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our Class A Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so.

At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, and subject to certain additional disclosure requirements as well as the repurchase obligations, both as described above, the 150% minimum asset coverage ratio will apply to the Company effective as of March 16, 2019, the day immediately after the 2019 Annual Meeting. As a result, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we are also required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We have adopted a code of ethics in accordance with Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. At a meeting held on April 22, 2019, the Company’s board of directors unanimously agreed to amend and restate the Company’s Code of Ethics in its entirety. The Code of Ethics was amended and restated in connection with the Merger to reflect current best practices. Specifically, the amendments included clarifications and enhancements to the description of the duties and responsibilities of the Company’s Chief Compliance Officer, increased reporting and certification requirements, and an enhanced description of the restrictions on the outside business activities of the directors and officers of the Company and its investment adviser. The code of ethics is attached as Exhibit 14.1 to the Company's Form 8-K filed with the SEC on April 26, 2019, and is also available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

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

Proxy Policies

Our Adviser will vote proxies relating to portfolio securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if compelling long-term reasons to do so exist.

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

Proxy Voting Records

You may obtain information, without charge, regarding how our Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to our Chief Compliance Officer, Kristin Van Dask or by calling us at (212) 448-0702. The SEC also maintains a website at that contains such information.

Other Matters

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Further, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. The SEC takes the position that indemnification against liabilities arising under the Securities Act is against public policy and is unenforceable.

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
Plan of Distribution
Through our Dealer Manager, we are conducting a continuous offering of our Class A Shares on a "best efforts" basis, as permitted by the federal securities laws. Our Dealer Manager is Triton Pacific Securities, LLC, which is a member of FINRA, and the Securities Investor Protection Corporation, or SIPC. Triton Pacific Securities, LLC is an affiliated entity of our former investment adviser and is partially owned by one of our directors, Craig Faggen.
The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. We are currently selling our Class A Shares on a continuous basis at a price of $11.38 per share. To the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. The minimum permitted purchase is $5,000. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will appropriately publish the updated information.
Compensation of the Dealer Manager and Selected Broker-Dealers
Except as otherwise described herein, the Dealer Manager will receive an upfront sales load of up to 6% of the gross proceeds received on Class A Shares sold in this offering all or a portion of which may be paid to selected broker-dealers and financial representatives. The upfront sales load consists of upfront selling commissions of up to 3.0% of the gross proceeds of Class A Shares sold in our offering and a dealer manager fee of up to 3.0% of the gross offering proceeds of Class A Shares sold in our offering. The upfront selling commissions and dealer manager fees will not be paid in connection with purchases of shares pursuant to our distribution reinvestment plan. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay our Dealer Manager a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. Our Dealer Manager will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Additional Selling Commissions will not be paid by our shareholders. The Adviser will cease making these payments to our Dealer Manager with respect to each share upon the earliest to occur of the following: (i) the date when the aggregate underwriting compensation would exceed that permitted under Conduct Rule 2310 of FINRA over the life of the offering, which equals 10% of the gross offering proceeds from the sale of shares in our offering (excluding shares purchased through our distribution reinvestment plan); (ii) the date of a liquidity event; (iii) the date that such share is redeemed or is no longer outstanding; (iv) the date when the aggregate upfront selling commission, dealer manager fees, and payments from the Adviser together equal 8% (or such other amount, as determined by the Adviser) of the actual price paid for such share; or (v) the date when Prospect Flexible Income Management, LLC no longer serves as our investment adviser.
All or a portion of the upfront selling commissions and dealer manager fees, as applicable, may be paid to selected broker-dealers and financial representatives. In addition, the upfront sales load, may be reduced or waived in connection with certain categories of sales, such as sales for which a volume discount applies, sales through investment advisers or banks acting as trustees or fiduciaries and sales to our affiliates. The Dealer Manager will not directly or indirectly pay or award any fees or commissions or other compensation to any person or entity engaged to sell our shares or give investment advice to a potential stockholder except to a registered broker-dealer or other properly licensed agent for selling or distributing our shares.
FINRA Rule 2310 provides that the maximum compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan. Payments collected by us in connection with the distribution fee, in addition to any upfront sales load, will be considered underwriting compensation for purposes of FINRA Rule 2310. The maximum aggregate underwriting compensation collected from payments of distribution fees, upfront selling commissions and contingent deferred sales charges, if any, and any other sources will not exceed 10% of the gross offering proceeds from the sale of shares in our offering.

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through September 27, 2019, we have sold 1,596,574shares of our common stock for gross proceeds of approximately $23,204,964.

Administration

We have entered into an administration agreement with our Administrator (as amended and restated, the “Administration Agreement”) pursuant to which our Administrator performs certain administrative functions on our behalf.

We compensate our Administrator by payment of service fees approved by our independent directors which will reimburse the Administrator for our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

About Our Adviser

Prior to the Merger, Triton Pacific Adviser, LLC served as our investment adviser (the “Former Adviser”). Following the Merger, Prospect Flexible Income Management, LLC serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of an investment advisory agreement between us and our Adviser, or the Investment Advisory Agreement. Our Adviser’s investment activities are led by a team of investment professionals from the investment and operations team of Prospect Capital Management. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Our Adviser does not currently have employees, but has access to certain investment, finance, accounting, legal and administrative personnel of Prospect Capital Management and Prospect Administration and may retain additional personnel as our activities expand. In particular, certain personnel of Prospect Capital Management will be made available to our Adviser to assist it in managing our portfolio and operations, provided that they are supervised at all times by our Adviser’s management team.

M. Grier Eliasek, the current President and Chief Operating Officer of our Adviser, also serves as our Chairman, Chief Executive Officer and President. Mr. Eliasek has substantial investment and portfolio management experience. Mr. Eliasek served as the Chairman, Chief Executive Officer and President of PWAY until its merger with us and is the current President, Co-Founder and Chief Operating Officer of Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $5.8 billion as of June 30, 2019. Mr. Eliasek is also the current Chief Executive Officer and President of Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

Our board of directors includes a majority of independent directors and oversees and monitors the activities of our Adviser as well as our investment portfolio and performance, and annually reviews the compensation paid to our Adviser. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In addition to managing our portfolio, our Adviser provides on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance. We have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice to our Adviser, and our Adviser has the right to terminate the Investment Advisory Agreement upon 120 days’ written notice to us.

Employees

We do not currently have any employees. The services necessary for the operation of our business will be provided to us by investment professionals and personnel made available to our Adviser from Prospect Capital Management and by the officers and the employees of the Administrator pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Information

Our executive offices are located at 10 East 40th Street, 42nd Floor, New York, NY 10016 and our telephone number is (212) 448-0702.

Available Information

As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, proxy statements and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. These reports will also be available on our website at www.flexbdc.com. You may access and print all documents provided through this service.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding this offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. Federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net longterm capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act;

•	meet the Annual Distribution Requirement;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net

•	income derived from an interest in a “gqualified publicly-traded partnership”h (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and

◦
no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly-traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly-traded partnership”h), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly-traded partnership”h) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly.

In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest, or issued with warrants, or, in certain cases, with increasing interest rates), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

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

Furthermore, a company may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

We anticipate that the SSN vehicles in which we invest may constitute PFICs. Because we acquire shares in PFICs (including equity tranche investments in SSN vehicles that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the original earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” (including equity tranche investments in a SSN vehicle treated as CFC) we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. This deemed distribution is required to be included in the income of a U.S. Shareholder of a CFC regardless of whether the shareholder has made a QEF election with respect to such CFC. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.
Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income”

for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. As a result, if the SSNs in which we invest do not distribute all of their earnings and profits in the current year, we may have difficulty qualify as a RIC. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test whether or not distributed currently. Although such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued, under current law, we believe that the income inclusions from an SSN that is a QEF or a CFC would be “good income” for purposes of the 90% Income Test whether or not we receive a cash distribution from such SSNs in the same year as the required income inclusion. However, no guarantee can be made that the IRS would not assert that such income does not constitute “good income” for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the SSN. If such income were not considered “good income” for purposes of the 90% Income Test, we may have difficulty qualifying as a RIC.
The IRS and U.S. Treasury Department have issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If these regulations are finalized, we will carefully monitor our investments in SSNs to avoid disqualification as a RIC.
FATCA generally imposes a withholding tax of 30% on payments of U.S. source interest and dividends to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. While existing U.S. Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest and dividends, the U.S. Treasury Department has indicated in subsequent proposed regulations its intent to eliminate this requirement. Most SSN vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If an SSN vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such SSN vehicle, which could materially and adversely affect our operating results and cash flows.
Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation-Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “-Failure To Obtain RIC Tax Treatment.”
As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits RICs to carry forward net capital losses indefinitely. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the U.S. federal income tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
Taxation of U.S. Stockholders
Whether an investment in shares of our common stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our common stock by a U.S. stockholder may have adverse tax consequences. The following summary generally describes certain U.S. federal income tax consequences of an investment in shares of our common stock by taxable U.S. stockholders and not by U.S. stockholders that are generally exempt from U.S. federal income taxation. U.S. stockholders should consult their own tax advisors before making an investment in our common stock.
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is generally our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions, or, Qualifying Dividends, may be eligible for a maximum tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends or for the corporate dividends received deduction. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of a U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.
We may decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. If the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit exceeds the tax they owe on the retained net capital gain, such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a U.S. stockholder’s liability for U.S. federal income tax. A U.S. stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to U.S. stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.
We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each U.S. stockholder. Under certain applicable IRS guidance, distributions by publicly offered RICs that are payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The IRS has published a ruling indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this ruling, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his, her or its entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this ruling that are payable in part in our stock, taxable U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.
If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to U.S. federal income tax on the distribution even though it represents a return of his, her or its investment.
A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital loss may be subject to other limitations under the Code.
In general, individual U.S. stockholders currently are generally subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate U.S. stockholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate U.S. stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the U.S. stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly-offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for AMT purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.
We or the applicable withholding agent will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year (but no later than 75 days after the end of each calendar year), a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain as well as such other information about us necessary for the preparation of our U.S. stockholders’ federal income tax returns. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
We may be required to withhold U.S. federal income tax, or backup withholding, from all taxable distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and distribution income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
Under U.S. Treasury regulations, if a U.S. stockholder recognizes a loss with respect to shares of our stock of $2 million or more for a non-corporate U.S. stockholder or $10 million or more for a corporate stockholder in any single taxable year (or a greater loss over a combination of years), the stockholder must file with the IRS a disclosure statement on IRS Form 8886 (or successor form). Direct stockholders of portfolio securities in many cases are exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.
Taxation of Non-U.S. Stockholders
This subsection applies to non-U.S. stockholders, only. If you are not a non-U.S. stockholder, this subsection does not apply to you and you should refer to “Taxation of U.S. Stockholders,” above.
Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. No withholding is required and the distributions generally are not subject to U.S. federal income tax if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions were derived from sources specified in the Code for such dividends and (iii) certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding.
If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale or other disposition of our common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or (ii) in the case of an Non-U.S. individual stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.
A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to U.S. federal withholding tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certificate (e.g. an IRS Form W-8BEN, IRS Form W-8BEN-E or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions, or “FFIs” unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement, or “IGA” with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While existing U.S. Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest and dividends, the U.S. Treasury Department has indicated in subsequent proposed regulations its intent to eliminate this requirement. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and potentially proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes. Non-U.S. stockholders may also be subject to U.S. estate tax with respect to their investment in our common stock. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.
Failure to Maintain RIC Tax Treatment
If we were unable to maintain tax treatment as a RIC, we would be subject to corporate-level U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding 5-year period.
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in us. The following should not be considered a complete summary of all the risks associated with an investment, but if any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Except for the investments described in this annual report on Form 10-K, we have not identified specific investments that we will make with the proceeds of our offering, and you will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Except for the investments described in this annual report on Form 10-K, neither we nor our Adviser has identified, made or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. You must rely on our Adviser and our board of directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. Because investors are not able to evaluate our future investments in advance of purchasing shares of our common stock, other than those investments described in this annual report on Form 10-K, our offering may entail more risk than other types of offerings. This may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For a significant time after the commencement of our offering, a substantial portion of our distributions, if any, will result from expense waivers from our Adviser, which are subject to repayment by us, and may also consist, in whole or in part, of a return of capital. In addition, we may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, and borrowings. If we borrow money to fund cash distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Stockholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense waivers. Stockholders should also understand that our future repayments may reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might become subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Business”.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy an annual distribution requirement. As a result, in order to fund new investments, we may need to periodically access the capital markets to raise cash. We may do so by issuing “senior securities,” including borrowing money from banks or other financial institutions and issuing preferred stock, up to the maximum amount allowed under the 1940 Act—which allows us to borrow only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of our gross assets less all of our liabilities not represented by senior securities, immediately after each issuance of senior securities. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability, in comparison to other companies, to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may need to issue equity more frequently than our privately-owned competitors, which may lead to greater stockholder dilution.

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

We also may make rights offerings to our stockholders at prices less than net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more shares of our common stock or issuing senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders may decline at that time and our stockholders may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on terms favorable to us or at all.

In addition, we may in the future seek to securitize our portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non-recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. An inability to successfully securitize our loan portfolio could limit our ability to grow our business or fully execute our business strategy and may decrease our earnings, if any. The securitization market is subject to changing market conditions and we may not be able to access this market when we would otherwise deem appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. Since most of our investments will not be publicly-traded or actively traded on a secondary market, our board of directors will determine their fair value quarterly in good faith.

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

We expect that our Adviser will depend on its relationships and those of its affiliates with private sponsors, investment banks and commercial banks, and we may rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser or its affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s and its affiliates’ professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of U.S. federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “Business - Material U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See “Risks Related to Debt Financing.”

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

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Our board of directors will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our offering.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Adviser’s assets, investment personnel and personnel of its affiliates. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

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

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining the management personnel would employ. Currently, individuals utilized by our Adviser and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

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

In order to qualify for the tax benefits available to RICs and to eliminate our liability for U.S. federal income and excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. These requirements limit the amounts we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

We may pursue growth through acquisitions of other BDCs or registered investment companies, acquisitions of critical business partners or other strategic initiatives. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the required investment of capital and other resources;

•	the assumption of liabilities in any acquired business;

•	the disruption of our ongoing business; and

•	increasing demands on our operational and management systems and controls.

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

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser and its investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. The departure of any of the members of our Adviser could have a material adverse effect on our ability to achieve our investment objectives. There can be no assurances that the individuals affiliated with the Adviser who will manage our portfolio will continue to be affiliated with Prospect Capital Management or the Adviser, or that Prospect Capital Management or the Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, or that we will continue to have access to its investment professionals or their information and deal flow.

There are significant potential conflicts of interest which could adversely impact our investment returns.

Our executive officers and directors, and the principals of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by their affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, the principals of our Adviser may manage other funds which may from time to time have overlapping investment objectives with ours and, accordingly, may invest in asset classes similar to those targeted by us. If this should occur, the principals of our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. Although our Adviser’s investment professionals may endeavor to create independent teams to represent conflicting parties and to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in certain investments made by such other funds. Finally, our Adviser and its respective affiliates, including our officers and certain of our directors, face conflicts of interest as a result of compensation arrangements between us and certain of our portfolio companies, which could result in actions that are not in the best interests of our stockholders. In light of such potential conflicts, and as required under the Advisers Act, our Adviser has adopted a Code of Ethics that, among other things, is intended to provide a framework of principles and procedures for resolving conflicts of interest in a manner consistent with our Adviser’s fiduciary obligations to its clients.

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

We will pay management and incentive fees to our Adviser based on our total assets, including indebtedness. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after payment of such fees and other expenses resulting in a lower rate of return than one might achieve through direct investments. Our base management fee will be payable based upon our average total assets, which would include any borrowings. This may encourage our Adviser to use leverage to make additional investments and grow our asset base, which would involve the risks attendant to leverage discussed elsewhere in this annual report on Form 10-K. In addition, the incentive fee payable by us to our Adviser may create an incentive for it to use leverage and make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.

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

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experiences.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. For example, the SSNs in which we may invest generally consist of a special purpose vehicle (typically formed in the Cayman Islands or another similar foreign jurisdiction) formed to purchase the senior secured loans and issue rated debt securities and equity tranches and/or unrated debt securities (generally treated as equity interests). Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by it or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we holds. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants.

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

•
OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•
For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•	OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.

•
Interest rates payable on OID instruments, including payment-in-kind (“PIK”) loans are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.

•
An election to defer PIK interest payments by adding them to the principal of such instruments increases our total assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases our Adviser’s future income incentive fees at a compounding rate.

•
Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash-pay securities.

•	The deferral of PIK interest on a loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level U.S. federal income and excise taxes.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.
In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers' Association, or the “BBA”, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. On July 27, 2017, the FCA announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021, or the “FCA Announcement.” Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR, or the “Federal Reserve Board Notice.” In April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rate Committee, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the “SOFR”. On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates.
At this time, it is not possible to predict the effect of the FCA Announcement or other regulatory changes or announcements, any establishment of alternative reference rates, including SOFR and its market acceptance, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs we are invested in generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.

Risks Relating to our Investments in CLOs

Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.

Under our investment strategy following completion of the Merger, we may invest up to 30% of our investment in CLOs, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a number of significant risks. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our investments in the equity and junior debt tranches of CLOs are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and it could lose all or part of our investment.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on our payment obligations or fails to perform as we expect.

Under the new investment strategy following completion of the Merger, we may invest up to 30% of our portfolio in private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a number of significant risks. CLOs are typically highly levered up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entities that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and, therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

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

Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying senior secured loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the senior secured loans underlying the CLOs in which we invests.

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

 Our CLO investments are subject to prepayments and calls, increasing re-investment risk.

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

The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where we does not hold the relevant percentage it will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.

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

We will have limited control of the administration and amendment of senior secured loans owned by the CLOs in which we invest.

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

In addition, we will not able to directly enforce any rights and remedies in the event of a default of a senior secured loan held by a CLO vehicle. In addition, the terms and conditions of the senior secured loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from senior secured loans could be modified, amended or waived in a manner contrary to our preferences.

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

We are not responsible for and will have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. Similarly, we will not be responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.

The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

Section 941 of the Dodd-Frank Act added a provision to the Exchange Act, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of an CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

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

As of the date of hereof, there has been no petition for writ of certiorari filed requesting the case to be heard by the United States Supreme Court. Since there hasn’t been a successful challenge to the D.C. Circuit Ruling and the United States District Court for the District of Columbia has issued the above described order implementing the D.C. Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs,” and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising an CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

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

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. For a discussion of the risks involved with the reduction of our asset coverage requirement 150%, see “Risk Factors—Risks Related to Business Development Companies—Recent legislation may allow us to incur additional leverage.”

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

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. We expect that our long-term fixed rate investments will be financed primarily with equity and long term debt. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We may occasionally use interest rate risk management techniques, primarily in highly volatile market conditions, in an effort to limit our exposure to interest rate fluctuations, but we will not use such techniques as a means of enhancing our returns. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Risks Relating to Our Common Stock

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

We are conducting “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

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

The shares sold in our offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in our offering, you will have limited liquidity.

The shares offered by us in our offering are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Therefore, if you purchase shares you will likely have limited ability to sell your shares.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.

We intend to seek to complete a liquidity event for our stockholders within five to seven years following the completion of our offering period.  However, because we may extend our offering indefinitely, the timing of any liquidity event is uncertain and may also be extended indefinitely. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event.  We may determine not to pursue a liquidity event if we believe that then-current market conditions are not favorable for a liquidity event, and that such conditions will improve in the future. A liquidity event could include (1) a listing of our common stock on a national securities exchange; (2) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly traded company, including potentially a company that is an affiliate of us or (iii) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. While our intention is to seek to complete a liquidity event within five to seven years following the completion of our offering period, there can be no assurance that a suitable transaction will be available or that market conditions for a liquidity event will be favorable during that timeframe. As such, there can be no assurance that we will complete a liquidity event at all.

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

We will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our quarterly reports or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our offering, we will also include this information in a prospectus supplement or post-effective amendment to our registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

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

We anticipate that, depending on market conditions, generally will take us between 30-90 days for us to fully invest the initial proceeds we receive in connection with our offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Our stockholders do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. Our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to members of, or professionals utilized by, of our Adviser or Administrator. To the extent we issue additional equity interests our stockholders percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

We may issue preferred stock as a means to access additional capital, which could adversely affect common stockholders and subject us to specific regulation under the 1940 Act.

We may issue preferred stock as a means to increase flexibility in structuring future financings and acquisitions. However, preferred stock has rights and preferences that would adversely affect the holders of common stock, including preferences as to cash distributions and preferences upon the liquidation or dissolution of the Company. As well, every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

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

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director and (iv) require the approval of two-thirds of votes entitled to be cast in the election of the directors in order to remove a director. Our board of directors has already elected to be subject to the statutory provision providing that our board of directors has the sole power to fill any vacancy, and unrelated to these statutory provisions, our charter and bylaws already provide that its board of directors has the sole power to set the size of its board of directors. A corporation may be prohibited by its charter or by resolution of its board of directors from electing any of the provisions of the statute. We is not prohibited from implementing any or all of the remaining provisions of the statute.

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

Risks Related to Debt Financing

Our use of borrowed money will magnify the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

Through our wholly-owned financing subsidiary, TP Flexible Fund, Inc. (the “SPV”), we recently established a Credit Facility with RBC which we intend to use to make investments. The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV.

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

Our use of borrowed funds to make investments will expose us to risks typically associated with leverage.

We may borrow money or incur debt to leverage our capital structure. As a result:

•
shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

•
if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•
our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150%, and any amounts used to service indebtedness would not be available for such dividends;

•	any credit facility we may enter into would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•
any credit facility we may enter into may include covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness; and

•	we, and indirectly our stockholders, will bear the entire cost of issuing and paying interest on any debt.
If we default under our Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

In connection with our Credit Facility with RBC, a significant portion of our assets have been assigned to the SPV and pledged as collateral under such credit facility. In the event of a default under such a credit facility or any other future borrowing facility, our business could be adversely affected as we may (through our SPV) be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the Investment Advisory Agreement, the base management fee payable to the Adviser is based on our average total assets (including amounts borrowed for investment purposes). Consequently, the Adviser may benefit when we incur additional debt or increases the use of leverage to acquire additional assets. This fee structure may encourage the Adviser to cause us to borrow more money to finance additional investments. In addition, under the Investment Advisory Agreement, the Adviser will receive an income incentive fee based on our performance. As a result, the Adviser could be encouraged to use additional leverage or take additional risk to increase the return on our investments.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so.

At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%, which will apply to the Company effective as of March 16, 2019, the day immediately after the 2019 Annual Meeting. As a result, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we are also required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters. At the discretion of our board of directors, we may use cash on hand, cash available from borrowings, cash available from the issuance of new shares and cash from the sale of our investments to fund the aggregate purchase price payable as a result of the repurchase offer. If a substantial number of Eligible Stockholders elect to participate in the Special Repurchase Offer, our assets could be significantly depleted. In addition, payment for repurchasing shares may require us to liquidate our portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

U.S. Federal Income Tax Risks

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

We may be subject to certain corporate-level U.S. federal income taxes regardless of whether we continue to qualify as a RIC.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Business - Material U.S. Federal Income Tax Considerations.”

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our total assets or we do not hold more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of any one issuer, of any two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind (“PIK”) interest, or issued with warrants, or, in certain cases, with increasing interest rates), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business - Material U.S. Federal Income Tax Considerations.”

You may receive shares of our common stock as distributions, which could result in adverse tax consequences to you.

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 20%) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If the portion of the distribution payable in cash is less than the total amount of cash payable to all stockholders electing to receive the distribution in cash, the amount of cash available for distribution will be pro-rated among all shareholders and the remaining portion of the distribution would be paid in shares of our common stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though all or a portion of the distribution was paid in shares of our common stock.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.

Our investments in CLO vehicles may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

The CLO vehicles in which we will invest generally will constitute PFICs. Because we will acquire investments in PFICs (including equity tranche investments in CLO vehicles that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such investments even if such income is distributed as a taxable dividend by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO vehicle treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, it will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business - Material U.S. Federal Income Tax Considerations.”

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

As discussed above, we are required to include in our taxable income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund, or “QEF” election, or are CFCs. To the extent that such CLOs fail to distribute their earnings and profits each year, we may have difficulty qualifying as a RIC. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code, or the “90% Income Test.” Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to we in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute “good income” for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued.

Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. As a result, the income inclusions from a CLO that is a QEF or a CFC may not be “good income” for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% Income Test, we may have difficulty qualifying as a RIC if the CLOs in which we invest do not distribute such income each year.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with the Investment Adviser and Administrator, consist of approximately 32,500 square feet, with various leases expiring up to and through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2019.

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

Continuous Public Offering of Common Stock

Through our Dealer Manager, we are conducting a continuous public offering of our shares of our common stock on a "best efforts" basis. On June 14, 2011, our company filed our Registration Statement with the SEC to register our offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and our company commenced its initial Offering. Our initial offering terminated on March 1, 2016 and we commenced the follow-on offering of our shares on March 17, 2016.

In our ongoing follow-on offering, we are currently offering at an offering price of $11.38 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting the sales load, is materially below the then current net asset value per share of our common stock at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in our registration statement to suspend the offering of shares of our common stock pursuant to our registration statement if our net asset value per share fluctuates by certain amounts in certain circumstances until our registration statement is amended, our board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value per share within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting the sales load, is materially below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value per share to ensure that such undertaking has not been triggered.

As of June 30, 2019, 2,370,011 shares were outstanding, 17,730 of which are held by Craig Faggen, Director of the Company.

Holders

Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 27, 2019:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	2,392,140
Class T Common Stock	37,500,000	—	—

As of September 27, 2019, we had 1,029 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

Repurchase Program

As a result of PWAY being the accounting survivor of the Merger, the repurchases of FLEX and PWAY are discussed below.

We commenced our share repurchase program in the second quarter of 2016. Repurchases are made on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution to stockholders, including pursuant to our share repurchase program, if, after giving effect to the distribution, (i) the corporation would not be able to pay its indebtedness in the ordinary course or (ii) the corporation’s total assets would be less than its total liabilities plus preferential amounts payable on dissolution with respect to preferred stock. We anticipate conducting such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase shares, we expect to conduct repurchases on the same date that we hold our closings for the sale of shares in our offering.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased by applying the limitations on the number of shares to be repurchased, noted above. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that you submit for repurchase. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you may not be able to dispose of your shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.

We will not repurchase shares, or fractions thereof, if such repurchase will cause us to be in violation of the securities or other laws of the United States, Maryland or any other relevant jurisdiction.

If any of our Adviser’s affiliates holds shares, any such affiliates may tender shares in connection with any repurchase offer we make on the same basis as any other stockholder. Except for the initial capital contribution of our Adviser, our Adviser will not tender its shares for repurchase as long as our Adviser remains our investment adviser.

FLEX Share Repurchase Program – Post Merger

As of September 27, 2019, we have not repurchased any of our Class A Shares pursuant to our share repurchase program, including for the quarter ended June 30, 2019. Our share repurchase program is separate and apart from the Special Repurchase Offer discussed herein.

 PWAY (Accounting Survivor) – Pre-Merger

The following table sets forth the number of common shares that were repurchased by PWAY in each tender offer, which reflect repurchases that occurred prior to the Merger:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2017
September 30, 2016	N/A	—	—%	$—	$—
December 31, 2016	January 25, 2017	772	100%	$14.00	$10,803
March 31, 2017	April 27, 2017	359	100%	$14.02	$5,034
Total for year ended June 30, 2017		1,131			$15,837

Year ended June 30, 2018
June 30, 2017	July 31, 2017	4,801	61%	$13.61	$65,335
September 30, 2017	October 30, 2017	5,246	81%	$13.57	$71,189
December 31, 2017	January 23, 2018	5,689	100%	$13.56	$77,152
March 31, 2018	April 30, 2018	22,245	100%	$13.03	$289,865
Total for year ended June 30, 2018		37,981			$503,541

Year ended June 30, 2019
June 30, 2018	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018	November 13, 2018	19,180	100%	Class A:$11.35	$217,695
December 31, 2018	February 15, 2019	17,749	100%	Class A:$10.80	$191,672
Total for year ended June 30, 2019		68,644			$811,216

Special Repurchase Offer

At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, pursuant to the requirements of the SBCA we are required to conduct four Special Repurchase Offers that, taken together, will allow all of the Eligible Stockholders (former stockholders of TPIC as of March 15, 2019, the date of the 2019 Annual Meeting) to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger are not eligible to participate in these Special Repurchase Offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting are not eligible for repurchase in these Special Repurchase Offers. These Special Repurchase Offer are separate and apart from our share repurchase program discussed above.

The Special Repurchase Offer consists of four quarterly tender offers, the first of which occurred in the second fiscal quarter of 2019 with the remainder occurring in each of the following three fiscal quarters.  Each of the four tender offers that is part of the Special Repurchase Offer allows the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the Special Repurchase Offer is equal to the net asset value per share of our common stock as of the date of each such repurchase.

In connection with each tender offer that is part of the Special Repurchase Offer, we plan to provide notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the Special Repurchase Offer. These documents are made available on our website at www.flexbdc.com. Each Eligible Stockholder has not less than 20 business days from the date of that notice to elect to tender their shares back to us.

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

We commenced the first of our Special Repurchase Offers on May 24, 2019 to allow the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting. That Special Repurchase Offer expired at 4:00 P.M., Eastern Time, on June 24, 2019, and a total of 49,988.8838 shares of our Class A common stock were validly tendered and not withdrawn pursuant to the Special Repurchase Offer as of such date. In accordance with the terms of the Special Repurchase Offer, we purchased all of the shares of our Class A common stock validly tendered and not withdrawn at a price equal to $9.93 per share for an aggregate purchase price of approximately $495,506.

We commenced our second Special Repurchase Offer on September 6, 2019 and that offer is currently expected to close on October 4, 2019.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended June 30, 2019.

Distributions

As a result of PWAY being the accounting survivor of the Merger, the distributions of FLEX and PWAY are discussed below.

General

Subject to our board of directors’ sole discretion and applicable legal restrictions, our board of directors authorizes and declares a monthly distribution amount per share of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors.

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

We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock. If stockholders hold shares in the name of a broker or financial intermediary, they should contact such broker or financial intermediary regarding their option to elect to receive distributions in additional shares of our common stock under our distribution reinvestment plan in lieu of cash.

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98% of our capital gain in excess of capital loss for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation” and “Business - Material U.S. Federal Income Tax Considerations.”

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. See “Distribution Reinvestment Plan.”

FLEX – Post Merger

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

Record Date	Per Share	Distribution Amount
April 5, 12, 19 and 26, 2019	$0.0526	$126,413
May 3, 10, 17, 24 and 31, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	$0.0524	$126,128
The following FLEX distributions were declared on May 13, 2019:

Record Date	Payment date	Amount per FLEX Class A Common Shares
July 5, 12, 19 and 26, 2019	July 29, 2019	$0.05240
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	$0.06550

PWAY (Accounting Survivor) – Pre-Merger

The following tables reflect the distributions per share that PWAY declared and paid or were payable to its stockholders during the nine months period ended March 31, 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

For the Year Ended	Per Class A Share(a)	PWAY Class A Common Shares, Amount	Per Class I Share(a)	PWAY Class I Common Shares, Amount
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06076	$36,312	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05960	$35,707	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05460	$31,826	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05300	$30,573	$0.05314	$1,744
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658	$0.05400	$1,772
(a)Total amount per share represents the total distribution rate for the record dates indicated.

The following tables reflect the distributions per share that PWAY declared and paid or were payable to its stockholders during the fiscal years ended June 30, 2018, 2017, 2016. Stockholders of record as of each respective record date were entitled to receive the distribution.

For the Year Ended	Per Class A Share(a)	Per Class I Share(a)	Distribution Amount
Fiscal 2018
July 7, 14, 21 and 28, 2017	$0.07088	$0.07088	$44,525
August 4, 11, 18 and 25, 2017	$0.07088	$0.07088	44,974
September 1, 8, 15, 22 and 29, 2017 (b)	$0.08860	$0.08860	56,963
October 6, 13, 20 and 27, 2017	$0.07088	$0.07088	46,861
November 2, 9, 16 and 25, 2017	$0.07088	$0.07088	46,902
November 30, 2017, December 7, 14, 21 and 28, 2017(b)	$0.07825	$0.07825	52,121
January 4, 11, 18 and 25, 2018	$0.06224	$0.06224	41,850
February 1, 8, 15 and 22, 2018	$0.06880	$0.06880	45,786
March 1, 8, 15, 22 and 29, 2018	$0.08365	$0.08370	56,049
April 5, 12, 19 and 26, 2018	$0.06580	$0.06585	44,514
May 3, 10, 17 and 24, 2018	$0.06500	$0.06510	42,632
May 31, 2018, June 7, 14, 21 and 28, 2018	$0.06475	$0.06485	42,568
Total declared and distributed for the year ended June 30, 2018			$565,745

Fiscal 2017	Per Class A Share(a)	Per Class I Share(a)	Distribution Amount
July 1, 8, 15, 22 and 29, 2016	$0.08630	$0.08630	$41,416
August 5, 12, 19 and 26, 2016	$0.06904	$0.06904	33,895
September 2, 9, 16, 23 and 30, 2016	$0.08630	$0.08630	43,735
October 7, 14, 21 and 28, 2016	$0.06904	$0.06904	35,973
November 4, 11, 18 and 25, 2016	$0.06904	$0.06904	36,668
December 2, 9, 16, 23 and 30, 2016	$0.08630	$0.08630	46,827
January 6, 13, 20 and 27, 2017	$0.06904	$0.06904	38,087
February 3, 10, 17 and 24, 2017	$0.06904	$0.06904	38,694
March 3, 10, 17, 24 and 31, 2017	$0.08860	$0.08860	50,827
April 7, 13, 21 and 28, 2017	$0.07088	$0.07088	41,355
May 5, 12, 19 and 26, 2017	$0.07088	$0.07088	42,523
June 2, 9, 16, 23 and 30, 2017	$0.08860	$0.08860	54,515
Total declared and distributed for the year ended June 30, 2017			$504,515

Fiscal 2016	Per Class A Share(a)	Per Class I Share(a)	Distribution Amount
October 2, 2015	$0.10000	$0.10000	$25,464
October 6, 16, 23, and 30, 2015	$0.06904	$0.06904	19,320
November 6, 13, 20, and 27, 2015	$0.06904	$0.06904	21,701
December 4, 11, 18, and 28, 2015	$0.06904	$0.06904	24,756
January 4, 8, 15, 22, and 29, 2016	$0.08630	$0.08630	32,022
February 5, 12, 19 and 26, 2016	$0.06904	$0.06904	27,338
March 4, 11, 18 and 28, 2016	$0.06904	$0.06904	28,793
April 1, 8, 15, 22, and 29, 2016	$0.08630	$0.08630	37,652
May 6, 13, 20, and 27, 2016	$0.06904	$0.06904	30,950
June 3, 10, 17 and 24, 2016	$0.06904	$0.06904	31,854
Total declared and distributed for the year ended June 30, 2016			$279,850

The following table reflects the post-merger cash distributions per share that FLEX declared and paid on its common stock during the year ended June 30, 2019:

	Distributions
For the Year Ended	Per Class A Share	Amount per Class A
Fiscal 2019
April 5, 12, 19 and 26, 2019	$0.0526	$126,413
May 3, 10, 17, 24 and 31, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	$0.0524	$126,128
The following distributions were previously declared and have record dates subsequent to June 30, 2019:

Record Date	Payment date	Amount per FLEX Class A Common Shares
July 5, 12, 19 and 26, 2019	July 29, 2019	$0.05240
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	$0.06550

The tax character of PWAY’s distributions declared and paid to its stockholders during the nine months ended March 31, 2019 and fiscal years ended June 30, 2018, 2017 and 2016 were as follows:

	Nine Month Ended March 31, 2019		Year Ended June 30, 2018		Year Ended June 30, 2017		Year Ended June 30, 2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$23,732	7%	$—	—%	$—	—%	$—	—%
Capital gain	—	—%	161,753	28.6%	—	—%	—	—%
Return of capital	300,907	93%	403,766	71.4%	504,515	100%	279,850	100%
	$324,639	100%	$565,519	100%	$504,515	100%	$279,850	100%

Item 6. Selected Financial Data

The following selected financial data for the year ended June 30, 2019 reflects nine month's of PWAY's financial data and three months of FLEX financial data. The following selected financial data for the years ended June 30, 2018, 2017, 2016 and 2015 is all derived from PWAY’s financial statements. PWAY has omitted selected financial data for the period from September 2, 2014 (date of effectiveness) to June 30, 2015 because PWAY had not met its minimum offering requirement and had not commenced investment operations during such period. PWAY is the accounting survivor in connection with the Merger and its historical financial statements will be included in the reports that FLEX files with the SEC following the Merger. PWAY’s fiscal year end was June 30 and as a result of it being the accounting survivor, FLEX’s fiscal year end is also June 30 following the Merger. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. Historical data is not necessarily indicative of the results to be expected for any future period.

The selected financial data and other financial information regarding PWAY contained in this annual report on Form 10-K reflect PWAY’s status as an interval fund and not as a business development company. Because of this and other factors discussed in this annual report on Form 10-K, the historical financial information of PWAY is not necessarily indicative or predictive of the future financial results of FLEX following the Merger.

	Year Ended June 30,
Statements of operations data:	2019	2018	2017	2016	2015
Total investment income	$1,410,726	$1,298,317	$1,179,924	$536,609	$—
Total operating expenses	2,943,931	1,984,880	1,655,397	1,318,664	1,333,766
Less: Expense reimbursement from sponsor	(309,881)	(1,205,356)	(865,348)	(1,196,002)	(1,321,822)
Waiver of organization costs paid by the Adviser	(1,492,252)	—	—	—	(11,944)
Net operating expenses	1,141,798	779,524	790,049	122,662	—
Net investment income (loss)	$268,928	$518,793	$389,875	$413,947	$—
Total net realized and unrealized gain (loss) on investments	$(1,052,816)	$(523,918)	$375,807	$(9,428)	$—
Net increase (decrease) in net assets resulting from operations	$(783,888)	$(5,125)	$765,682	$404,519	$—

Per share data (PWAY Class R, Class RIA and Class I)(5):
NAV (at period end)	N/A	N/A	$13.53	$12.81	$(9.05)
Net investment income (loss)(1)	N/A	N/A	$0.71	$1.21	$—
Net realized and unrealized (loss) gain (1)	N/A	N/A	$0.68	$(0.03)	$—
Net increase in net assets resulting from operations (1)	N/A	N/A	$1.39	$1.18	$—
Return of capital distributions to stockholders(2)	N/A	N/A	$(0.92)	$(0.75)	$—
Offering costs(1)	N/A	N/A	$0.03	$(0.62)	$—
Other(3)	N/A	N/A	$0.22	$(0.8)	$—

Per share data (PWAY Class A)(5)(6):
NAV (at period end)	N/A	$12.71	N/A	N/A	N/A
Net investment income (loss)(1)	N/A	$0.79	N/A	N/A	N/A
Net realized and unrealized (loss) gain (1)	N/A	$(0.80)	N/A	N/A	N/A

Net increase in net assets resulting from operations (1)	N/A	$(0.01)	N/A	N/A	N/A
Return of capital distributions to stockholders(2)	N/A	$(0.86)	N/A	N/A	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	$0.05	N/A	N/A	N/A

Per share data (PWAY Class I)(5)(6):
NAV (at period end)	N/A	$12.73	N/A	N/A	N/A
Net investment income (loss)(1)	N/A	$0.81	N/A	N/A	N/A
Net realized and unrealized (loss) gain (1)	N/A	$(0.79)	N/A	N/A	N/A
Net increase in net assets resulting from operations (1)	N/A	$0.02	N/A	N/A	N/A
Return of capital distributions to stockholders(2)	N/A	$(0.86)	N/A	N/A	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	$0.04	N/A	N/A	N/A

Per share data (FLEX Class A)(8):
NAV (at period end)	$9.88	N/A	N/A	N/A	N/A
Net investment income (loss)(1)	$0.91	N/A	N/A	N/A	N/A
Net realized and unrealized (loss) gain (1)	$(1.11)	N/A	N/A	N/A	N/A
Net increase in net assets resulting from operations (1)	$(0.20)	N/A	N/A	N/A	N/A
Return of capital distributions to stockholders(2)	$(0.54)	N/A	N/A	N/A	N/A
Dividends from net investment income(2)	$(0.03)
Offering costs(1)	$0.61	N/A	N/A	N/A	N/A
Other(3)	$0.15	N/A	N/A	N/A	N/A

Statements of Assets and Liabilities data:
Total investment portfolio	$24,019,563	$10,940,179	$12,060,436	$8,378,866	$—
Total assets	33,058,837	11,921,182	13,074,666	8,865,053	1,760,207
Credit Facility payable	5,500,000	1,350,000	2,625,000	1,250,000	—
Total liabilities	9,648,122	3,568,018	4,668,922	2,888,698	1,907,173
Total net assets	$23,410,715	$8,353,164	$8,405,744	$5,976,355	$(146,966)

Other data:
Total return for PWAY Class R, RIA and I(4)(7)	N/A	N/A	13.2%	(1.75)%	N/A
Total return for PWAY Class A(4)(5)(6)	N/A	0.18%	N/A	N/A	N/A
Total return for PWAY Class I(4)(5)(6)	N/A	0.33%	N/A	N/A	N/A
Total return for FLEX Class A(8)	7.52%	N/A	N/A	N/A	N/A

(1) Calculated based on weighted average shares outstanding.

(2) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the last twelve months. Distributions per share are rounded to the nearest $0.01.

(3) The amount shown represents the balancing figure derived from the other figures in the schedule and is primarily attributable to the accretive effects from the sales of PWAY’s shares and the effects of share repurchases during the last twelve months.

(4) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the period and assumes that distributions are reinvested in accordance with PWAY’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since PWAY’s shares are not publicly traded.

(5) On October 31, 2017, PWAY converted to an interval fund. As such, all Class R shares were converted to PWAY Class A Shares and all Class I and Class RIA shares were converted to PWAY Class I Shares.

(6) The per share data and total return include the shareholder activity prior to PWAY’s conversion to an interval fund. PWAY Class A Shares include the activity for Class R shares prior to such conversion and PWAY Class I Shares include activity for PWAY Class I Shares and Class RIA shares prior to such conversion.

(7) PWAY has omitted the financial highlights for the period from September 2, 2014 (date of effectiveness) to June 30, 2015 since PWAY had not met its minimum offering requirement and had not commenced investment operations during such period.

(8) Data presented includes the shareholder activity of PWAY Class A and Class I shares prior to the merger and conversion into shares of the Company.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K. In addition to historical information, the following discussion and other parts of this annual report on Form 10-K contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part I, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.
Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to TP Flexible Income Fund, Inc.

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
On August 10, 2018, we (in our capacity as TPIC) entered into an agreement and plan of merger with PWAY (which was amended and restated effective February 12, 2019) pursuant to which PWAY merged with and into TPIC and, as the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). TPIC’s board of directors and PWAY’s board of directors each approved the transaction. Completion of the Merger was subject to a number of conditions, including, among other things, the approval by TPIC’s stockholders and PWAY’s stockholders of the Merger and the Merger Agreement. The Merger was approved by TPIC’s stockholders at the 2019 Annual Meeting and by PWAY’s stockholders at a special meeting of stockholders held on March 15, 2019. The Merger was completed on March 31, 2019. We will refer to the surviving merged accounting entity as "FLEX" throughout Management's Discussion and Analysis herein and in the accompanying consolidated financial statements.
As a result of the Merger several significant changes occurred:

•
New Investment Adviser. Prospect Flexible Income Management, LLC now serves as our investment adviser, replacing our former investment adviser, Triton Pacific Adviser, LLC (the “Former Adviser”). The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

•
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

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019, the date of TPIC’s 2019 annual stockholder meeting (the “Eligible Stockholders”), will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchase shares in our continuous public offering were not be able to participate in the Special Repurchase Offer.

◦	If a substantial number of the Eligible Stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

▪	significantly decrease our asset size;

▪
require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

▪	cause us to incur additional leverage solely to meet repurchase requests.

◦
The first of our four quarterly Special Repurchase Offers expired on June 24, 2019, and in that offer we repurchased 49,900 shares of our Class A common stock for the gross proceeds of $495,506. We commenced our second Special Repurchase Offer on September 6, 2019 and that offer is currently expected to close on October 4, 2019.

•
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
We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $11.38 per Class A Share. As of September 27, we have sold a total of 2,392,140 shares of common stock, including 116,226 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,633,600, including the reduction due to $(1,099,523) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to our Former Adviser in exchange for gross proceeds of $200,003. As a result of the merger, the Company issued 775,193 shares.
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
We expect to dynamically allocate our assets in varying types of investments based on our analysis of the credit markets, which may result in our portfolio becoming more concentrated in particular types of credit instruments (such as senior secured loans) and less invested in other types of credit instruments. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation - also known as “high yield” or “junk bonds”). However, we may also invest in non-rated debt securities.
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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. The parent company of our Adviser has received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
In accordance with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company, prior to the date of the Merger reflect the financial positions and results of operations of PWAY, with the results of operations of TPIC being included commencing on April 1, 2019. Effective with the completion of the Merger, TPIC, changed its fiscal year end to be the last day of June consistent with PWAY’s fiscal year.In the Merger, common shareholders of PWAY received newly-issued common shares in the Company having an aggregate net asset value equal to the aggregate net asset value of their holdings of PWAY Class A and/or PWAY Class I common shares, as applicable, as determined at the close of business on March 27, 2019, as permitted by the Merger agreement. The differences in net asset value between March 27, 2019 and March 31, 2019 were not material. Relevant details pertaining to the mergers are as follows:

	NAV/Share ($)	Conversion Ratio
Triton Pacific Investment Corporation, Inc.	$10.48	N/A
Pathway Capital Opportunity Fund, Inc.: Class A	$13.46	1.2848
Pathway Capital Opportunity Fund, Inc.: Class I	$13.50	1.2884

Investments
The cost, fair value and net unrealized appreciation (depreciation) of the investments of TPIC as of the date of the merger, was as follows:

TPIC
Cost of investments	$12,106,879
Fair value of investments	11,431,241
Net unrealized appreciation (depreciation) on investments	$(675,638)

Common Shares

The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the mergers were as follows

Accounting Acquirer - Prior to Merger	PWAY Class A	PWAY Class I
Common shares outstanding	570,431	32,834
Net assets applicable to common shares	$7,679,839	$443,296
NAV per common share	$13.46	$13.50
Legal Acquiring Fund - Prior to Merger	TPIC
Common shares outstanding	1,614,221
Net assets applicable to common shares	$16,915,592
NAV per common share	$10.48
Legal Acquiring Fund - Post Merger	FLEX
Common shares outstanding	2,403,349
Net assets applicable to common shares	$25,086,682
NAV per common share	$10.44
Cost and Expenses
In connection with the Merger, PWAY incurred certain associated costs and expenses of approximately $709,000. These costs and expenses were expensed by PWAY.
Purchase Price Allocation

PWAY as the accounting acquirer acquired 32% of the voting interests of TPIC. The below summarized the purchase price allocation from TPIC

PWAY as acquirer
Value of Common Stock Issued	$17,052,546
Assets acquired:
Investments	11,431,241
Cash and cash equivalents	5,055,456
Other assets	607,163
Total assets acquired	17,093,860
Total liabilities assumed	41,314
Net assets acquired	17,052,546
Total purchase price	$17,052,546

Pro Forma Results of Operations
For the year ended June 30, 2019, the results of operations of TPIC, are as follows:

Legal Acquiring Fund - Results from Operations (unaudited)	TPIC Twelve months ended
Net investment income (loss)	$(1,576,708)
Net realized and unrealized gains (losses)	(752,709)
Change in net assets resulting from operations	$(2,329,417)
On March 31, 2019, TPIC ceased to generate standalone results from operations and all income was generated by FLEX. Assuming the acquisition had been completed on July 1, 2018, the beginning of the fiscal reporting period of PWAY, the accounting survivor, the pro forma results of operations for the year ended June 30, 2019, are as follows:

The Company - Pro Forma Results Operations (unaudited)	FLEX Twelve months ended
Net investment income (loss)	$(598,485)
Net realized and unrealized gains (losses)	(1,567,359)
Change in net assets resulting from operations	$(2,165,844)

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

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone, and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments;

•	legal, accounting and other costs associated with structuring, negotiating, documenting and completing our investment transactions;

•	all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and

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
Portfolio and Investment Activity
During the year ended June 30, 2019, purchases of investment securities (excluding short-term securities) were $12,454,720. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $9,854,278. As of June 30, 2019, our investment portfolio, with a total fair value of $24,019,563, consisted of interests in 53 investment companies (76% in senior secured bonds, 2% in senior unsecured bonds, 2% in equity/other and 20% in CLO - subordinated notes).
During the year ended June 30, 2018, purchases of investment securities (excluding short-term securities) were $4,551,898. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $5,230,764. As of June 30, 2018, our investment portfolio, with a total fair value of $10,940,179, consisted of interests in 28 investment companies (5% in senior secured bonds, 67% in senior unsecured bonds, and 28% in CLO - subordinated notes).
During the year ended June 30, 2017, purchases of investment securities (excluding short-term securities) were $5,967,933. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $2,829,360. As of June 30, 2017, our investment portfolio, with a total fair value of $12,060,436, consisted of interests in 28 investment companies (8% in second lien term loans, 7% in senior secured bonds, 71% in senior unsecured bonds, and 14% in CLO - subordinated notes).

Portfolio Holdings and Investment Activity
As of June 30, 2019, our investment portfolio, with a total fair value of $24,019,563, consisted of interests in 36 portfolio companies and 17 Structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2019, and June 30, 2018:

	As of June 30, 2019		As of June 30, 2018
	Fair Value	As Percent of Total Fair Value	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$15,825,870	66%	$—	—%
Senior Secured Loans-Second Lien	2,505,227	10%	—	—%
Equity/Other	570,816	2%	—	5%
Senior Unsecured Bonds	402,163	2%	7,296,245	67%
Senior Secured Bonds	—	—%	516,038	—%
Structured subordinated notes	4,715,487	20%	3,127,896	28%
Total	$24,019,563	100%	$10,940,179	100%

Number of portfolio companies	36		14
Number of Structured subordinated notes	17		14

% Variable Rate (based on fair value)(1)	98%		—%
% Fixed Rate (based on fair value)(1)	2%		100%
% Weighted Average Yield Variable Rate (based on fair value)(1)	8%		—%
% Weighted Average Yield Fixed Rate (based on fair value)(1)	12%		8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity and Structured subordinated notes

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and June 30, 2018:

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Portfolio
Energy	$6,750,495	62%
Structured Finance	3,127,896	28%
Financial	545,750	5%
Chemicals	516,038	5%
Total	$10,940,179	100%
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
The following table shows the composition of our investment portfolio by level of control as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$472,357	2%	$570,816	2%	$—	—%	$—	—%
Non-Control/Non-Affiliate	24,426,013	98%	23,448,747	98%	11,296,565	100%	10,940,179	100%
Total Investments	$24,898,370	100%	$24,019,563	100%	$11,296,565	100%	$10,940,179	100%

The following tables present certain selected information regarding our portfolio investment activity for the year ended June 30, 2019, and 2018:

	Year Ended
	June 30, 2019	June 30, 2018
Purchases	$12,454,720	$4,551,898
Sales and Redemptions	(9,854,278)	(5,230,764)
Net Portfolio Activity	$2,600,442	$(678,866)

Results of Operations
Investment Income
For the year ended June 30, 2019, 2018, and 2017, we generated $1,410,726, $1,298,317 and $1,179,924 respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were entirely cash income and non-cash portions related to the accretion of discounts. For the year ended June 30, 2019, PIK interest included in interest income totaled $166 and $0, respectively. There was no PIK interest for the years ended June 30, 2018 and 2017.
Operating Expenses
Total operating expenses before expense limitation support and waiver of offering costs totaled $2,943,931, $1,984,880 and $1,655,397 for the years ended June 30, 2019, 2018, and 2017, respectively, and consisted primarily of amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense. The base management fees for the years ended June 30, 2019, 2018, and 2017, respectively, were $281,078, $264,101 and $213,802. The amortization of offering costs for the years ended June 30, 2019, 2018, and 2017, respectively, were $165,517, $358,608 and $215,610. The adviser shared service expense for the years ended June 30, 2019, 2018, and 2017, respectively, were $19,028, $216,184 and $192,345. The legal expenses for the years ended June 30, 2019, 2018, and 2017, respectively, were $833,849, $49,565 and $28,182. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(309,881), $(1,205,356) and $(865,348) for the years ended June 30, 2019, 2018, and 2017, respectively. As part of the Merger $(1,492,252) of offering costs was waived.

Net Investment Income
Our net investment income totaled $268,928, $518,793 and $389,875 for the years ended June 30, 2019, 2018, and 2017, respectively.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2019, 2018, and 2017, respectively, we received proceeds from sales and repayments on unaffiliated investments of $9,854,278, $5,230,764 and $2,892,360, from which we realized a net loss of $(1,202,885), $181,008 and $17,839.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation (depreciation) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2019, 2018, and 2017, respectively, net unrealized appreciation (depreciation) totaled $150,069, $(704,926) and $357,968, respectively.
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
The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. On September 26, 2019, we filed a registration statement with the SEC in order to continue our continuous public offering of shares for an additional three years.
The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.
On May 17, 2019, the Company decreased its offering price from $11.43 per share to $11.38 per share. The decrease in the offering price is effective for all closings occurring on or after May 17, 2019. We will sell our shares on a continuous basis at a price of $11.38 per share. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor and its affiliates have an aggregate financial net worth, exclusive of home, automobile and home furnishings, of 5% of the first $20,000 of both the gross amount of securities currently being offered and the gross amount of any originally issued direct participation program sold by our sponsor and its affiliates within the last 12 months, plus 1% of all amounts in excess of the first $20,000. Based on these requirements, our sponsor and its affiliates have an aggregate net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.

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

Credit Facility

On May 16, 2019, we established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank (“RBC”), acting as administrative agent. In connection with the credit facility, our wholly owned financing subsidiary, TP Flexible Funding, LLC (the “SPV”), as borrower, and each of the other parties thereto, entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”). The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV.

The Credit Facility matures on May 21, 2029 and generally bears interest at a rate of three-month LIBOR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on September 27, 2019 and notes the following:

Amendment to Articles of Incorporation

On September 17, 2019, the Company, acted by resolution of its Board to elect to be subject to the provisions of Section 3-803 of Title 3, Subtitle 8 (the “Election”) of the Maryland General Corporation Law (the “MGCL”). In accordance with Maryland law, articles supplementary (the “Articles Supplementary”) were filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland on September 17, 2019.

As a result of the Articles Supplementary and the Election, the Board will now be classified into three separate classes of directors, with directors in each class generally serving three-year terms. Previously, the Board consisted of a single class of directors, with directors standing for election every year. The Board acted by resolution to classify the Board into three classes in accordance with Section 3-803 of the MGCL as follows: (1) the Class I Director will initially be Eugene S. Stark, and will have an initial term continuing until the annual meeting of stockholders in 2022 and until his successor is elected and qualified; (2) Class II Directors will initially be Craig Faggen and William J. Gremp, and will have an initial term continuing until the annual meeting of stockholders in 2020 and until their successors are elected and qualified; and (3) Class III Directors will initially be M. Grier Eliasek and Andrew C. Cooper, and will have an initial term continuing until the annual meeting of stockholders in 2021 and until their successors are elected and qualified. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and their successors are elected and qualified.
Sales of Common Stock
For the period beginning July 1, 2019 and ending September 27, 2019, the Company sold 2,197 shares of its common for proceeds of $25,000 and issued 19,932 shares pursuant to its distribution reinvestment plan in the amount of $213,271.
Investment Activity
During the period from July 1, 2019 and ending September 27, 2019, the Company made 15 investments totaling $10,434,610.
During the period from July 1, 2019 and ending September 27, 2019, the Company sold 2 investment totaling $548,108.

Distributions
On September 9, 2019, the Company’s board of directors declared distributions for the month of September 2019, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in September 2019 and equal a weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
9/6/2019	10/4/2019	$0.01310
9/13/2019	10/4/2019	$0.01310
9/20/2019	10/4/2019	$0.01310
9/27/2019	10/4/2019	$0.01310

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
Related Party Transactions
Administration Agreement
On September 2, 2014, Pathway Capital Opportunity Fund, Inc. (“PWAY”) entered into an administration agreement (the “Administration Agreement”) with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Merger, Prospect Administration LLC became our administrator. The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2019, 2018 and 2017, administrative costs incurred by the Company to the Administrator were $442,047, $357,995 and $427,885, respectively. As of June 30, 2019 and June 30, 2018, $341,235 and $45,833 was payable to the Administrator.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, PRIS incurred $61,311, $60,004 and $26,198, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of June 30, 2019 and 2018, $32,314 and $16,258, respectively of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, PSEC incurred $9,390, $10,162 and $5,467, respectively, in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of June 30, 2019 and 2018, $2,348 and $4,695 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, the Company incurred $11,058, $23,603 and $0, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of June 30, 2019 and June 30, 2018, $0 and $12,018 of expense is due from PSEC, respectively, which is presented as due from affiliate on the Statement of Assets and Liabilities.
Dealer Manager Agreement

The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC pursuant to which the Company and will pay the dealer manager a fee of up to 6% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. Triton Pacific Securities, LLC is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.
Expense Limitation Agreement

The Company has entered into an expense limitation agreement with the Adviser pursuant to which the Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive under the Investment Advisory Agreement in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. See “Expense Limitation Agreement” below.
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
Investment Advisory Fees
Pre-Merger
Pursuant to the investment advisory agreement, we paid our Former Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The base management fee is calculated at a quarterly rate of 0.5% of our average gross assets (including amounts borrowed for investment purposes) and payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee for any calendar quarter is calculated based on the average value of our gross assets at the end of that and the immediately preceding quarters, appropriately adjusted for any share issuances or repurchases during that quarter. The base management fee may or may not be taken in whole or in part at the discretion of our Adviser. All or any part of the base management fee not taken as to any quarter shall be accrued without interest and may be taken in such other quarter as our Adviser shall determine. The base management fee for any partial quarter will be appropriately pro-rated.
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
Post-Merger
Following the Merger, we entered into a new investment advisory agreement (the “New Advisory Agreement”) with the Adviser. Pursuant to which we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee.
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
Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. For purposes of this fee “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed under the New Advisory Agreement and our new Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and subordinated incentive fee on income). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income is subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses are included in the calculation of the subordinated incentive fee on income.
We will pay our Adviser a subordinated incentive fee on income for each calendar quarter as follows:

•	No incentive fee will be payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.5%.

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the preferred return but is less than or equal to 1.875%) as the “catch-up.” The effect of the “catch-up” provision is that, if our pre-incentive fee net investment income reaches 1.875% in any calendar quarter, our Adviser will receive 20.0% of our pre-incentive fee net investment income as if a preferred return did not apply.

•
20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized) will be payable to our Adviser. This reflects that once the preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter will be allocated to our Adviser.

Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the New Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Adviser, we will calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

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

At the special meeting held on March 15, 2019, the Company’s stockholders approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of March 16, 2019.

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
Valuation of Portfolio Investments.
The Company determines the fair value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.
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
For most of our investments, market quotations are not readily available. With respect to such investments, or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

1.	Each portfolio company or investment is reviewed by investment professionals of the Adviser with the independent valuation firms engaged by our board of directors.

2.	The independent valuation firms prepare independent valuations based on their own independent assessments and issue their reports.

3.
The audit committee of our board of directors (the “Audit Committee”) reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to our board of directors of the value for each investment.

4.
Our board of directors discusses valuations and determines the fair value of such investments in our portfolio in good faith based on the input of the Adviser, the respective independent valuation firms and the Audit Committee.

Our non-CLO investments are valued utilizing a broker quote, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
Generally, our investments in loans are classified as Level 3 fair value measured securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third-party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
Revenue Recognition
The Company records interest income on an accrual basis to the extent it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Interest income from investments in the “equity” positions of CLOs (typically income notes or subordinated notes) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows in accordance with ASC 325-40, Beneficial Interest in the Securitized Financial Assets. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically.
Paid-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the year ended June 30, 2019 and 2018, PIK interest included in interest income totaled $166 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Net Realized Gains or Losses, and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Due to and from Adviser.
Amounts due from the Adviser are for amounts waived under the Expense Limitation Agreement and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented gross on the Consolidated Statements of Assets and Liabilities. All balances due from the Adviser are settled quarterly.
Offering Costs and Expenses.
The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis. Prior to the Merger, there were offering and organizational costs due to the PWAY Adviser (as such term is defined in Note 4). With the approval of the Merger Agreement, the offering of PWAY ended and the offering and organization costs are no longer reimbursable, which resulted in a reversal of offering costs of $1,975,233.
Federal and State Income Taxes
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and Structured Subordinated Notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the effect over a twelve-month period of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and Structured Subordinated Notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2019:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$567,604	$377,843	$189,761
Up 200 basis points	$378,403	$322,843	$55,560
Up 100 basis points	$189,201	$267,843	$(78,642)
Down 25 basis points	$(47,300)	$199,093	$(246,393)

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

In addition, we may have risk regarding portfolio valuation. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
TP Flexible Income Fund, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of TP Flexible Income Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of June 30, 2019 and June 30, 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes, including the financial highlights for each of the three years in the period ended June 30, 2019 and the period from August 25, 2015 (the date non-affiliate shareholders were admitted into the Company) to June 30, 2016 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and June 30, 2018, and the results of its operations, the changes in its net and its cash flows for each of the three years in the period ended June 30, 2019, and its financial highlights for each of the three years in the period ended June 30, 2019 and the period from August 25, 2015 (the date non-affiliate shareholders were admitted into the Company) to June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2019, by correspondence with the custodians, brokers and portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York

September 27, 2019

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK Fund limited by guarantee, and forms part of the international BDO network of independent member firms.
BDO is the brand name for the BDO network and for each of the BDO Member Firms.

TP FLEXIBLE INCOME FUND, INC.                                    CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

ASSETS	June 30, 2019	June 30, 2018	(1)
Investments at fair value:
Affiliate investments at fair value (cost of $472,357 and $0, respectively)	$570,816	$—
Non-control/non-affiliate investments at fair value (cost of $24,426,013 and $11,296,565, respectively)	23,448,747	10,940,179
Total investments at fair value (cost of $24,898,370 and $11,296,565, respectively)	24,019,563	10,940,179
Cash	6,730,743	587,722
Receivable for investments sold	952,631	—
Prepaid expenses and other assets	427,944	24,899
Deferred financing costs (Note 11)	457,651	—
Deferred offering costs	292,429	64,500
Due from Adviser (Note 4)	128,852	118,109
Interest receivable	46,887	173,755
Due from Affiliate (Note 4)	2,137	12,018
Total assets	33,058,837	11,921,182

LIABILITIES
Revolving Credit Facility (Note 11)	5,500,000	1,350,000
Payable for investments purchased	1,961,399	—
Payable for shares repurchased	495,506	—
Accrued legal fees	486,537	—
Accrued audit fees	369,762	—
Due to Administrator (Note 4)	341,235	45,833
Accrued expenses	157,873	128,323
Due to Adviser (Note 4)	127,414	1,975,233
Dividends payable	126,128	42,568
Due to Affiliates (Note 4)	54,205	20,953
Interest payable	28,063	5,108
Total liabilities	9,648,122	3,568,018
Commitments and contingencies (Note 10)	—	—
Net assets	$23,410,715	$8,353,164

COMPONENTS OF NET ASSETS
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,370,011 shares issued and outstanding at June 30, 2019) (Note 3)	$2,370	$—
Common Stock of PWAY, par value $0.01 per share (200,000,000 shares authorized; 844,708 shares issued and outstanding at June 30, 2018)(2)(Note 3)	—	6,574
Paid-in capital in excess of par (Note 3)	30,105,995	8,859,427
Total distributable earnings (loss) (Note 6)	(6,697,650)	(512,837)
Net assets	$23,410,715	$8,353,164
Net asset value per share (Note 12)	$9.88	$9.89	(2)

(1)See Notes 1,3 and 9.
(2)Net asset value per share and June 30, 2018 shares for Pathway Capital Opportunity Fund, Inc. (“PWAY”) have been adjusted by the exchange ratio used in the merger.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2019	2018	(1)	2017	(1)
INVESTMENT INCOME
Interest Income from non-control/non-affiliate investments	$808,522	$823,444		$842,124
Interest income from structured credit securities	602,204	474,873		337,800
Total investment income	1,410,726	1,298,317		1,179,924

OPERATING EXPENSES
Amortization of offering costs (Note 4)	165,517	358,608		215,610
Administrator costs (Note 4)	442,047	357,995		427,885
Base management fees (Note 4)	281,078	264,101		213,802
Adviser shared service expense (Note 4)	19,028	216,184		192,345
Valuation services	155,788	145,457		149,434
Audit and tax expense	599,126	178,947		169,000
Transfer agent’s fees and expenses	96,630	132,577		49,058
Insurance expense	103,804	111,403		111,447
Interest expense and credit facility expenses	58,638	67,195		39,529
Report and notice to shareholders	5,333	56,160		36,328
Legal expense	833,849	49,565		28,182
General and administrative	155,450	27,620		14,958
Miscellaneous expense	27,643	—		—
Due diligence expense	—	16,463		11,925
Shareholder fees	—	11,382		—
Excise taxes	—	(8,777)		(4,106)
Total operating expenses	2,943,931	1,984,880		1,655,397
Waiver of offering costs (Note 4)(2)	(1,492,252)	—		—
Expense support reimbursement (Note 4)(2)	—	(456,660)		(865,348)
Expense limitation payment (Note 4)(3)	(309,881)	(748,696)		—
Total net operating expenses	1,141,798	779,524		790,049
Net investment income	268,928	518,793		389,875

Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized (losses) gains:
Non-control/non-affiliate investments	(1,202,885)	181,008		17,839
Net realized (losses) gains	(1,202,885)	181,008		17,839
Net change in unrealized gains (losses) on:
Non-control/non-affiliate investments	87,240	(704,926)		357,968
Control/affiliate investments	62,829	—		—
Net change in unrealized gains (losses)	150,069	(704,926)		357,968
Net realized (decrease) increase and change in unrealized (losses) gains on investments	(1,052,816)	(523,918)		375,807
Increase (decrease) increase in net assets resulting from operations	$(783,888)	$(5,125)		$765,682
Increase in net assets resulting from operations per share (Note 12)	$(0.37)	$(0.01)		$1.39

(1)See Notes 1 and 9.
(2)The balance relates to organization and offering costs that were no longer reimbursable to the the former investment adviser to PWAY, Pathway Capital Opportunity Fund Management, LLC as a result of the Merger.

(3)This amount relates to fees waived and/or expenses that were paid or absorbed by the former investment adviser to PWAY under the PWAY Expense Limitation Agreement as well as fees waived by the Investment Adviser under the Expense Limitation Agreement. Refer to Note 4.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Year Ended June 30, 2019:
	Common Stock
	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164
Net Increase in net assets resulting from operations
Net investment income				268,928	268,928
Net realized (loss) on investments				(1,202,885)	(1,202,885)
Net change in unrealized gain on investments				150,069	150,069
Distributions to Shareholders (Note 5)
Distributions from earnings -PWAY Class A				(22,485)	(22,485)
Distributions from earnings -PWAY Class I				(1,247)	(1,247)
Return of capital distributions -PWAY Class A			(285,101)		(285,101)
Return of capital distributions -PWAY Class I			(15,806)		(15,806)
Return of capital distributions -FLEX Class A common shares			(410,967)		(410,967)
Gross proceeds from shares sold	2,530	3	28,077		28,080
Commissions and fees on shares sold			(1,010)		(1,010)
Shares issued through reinvestment of dividends	28,585	159	320,674		320,833
Repurchase of common shares	(118,560)	(736)	(1,305,649)		(1,306,385)
Offering costs (Note 4)			482,981		482,981
Tax Reclassification of Net Assets			899,819	(899,819)
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,533,550	(4,477,374)	17,052,546
Total Increase (Decrease) for the year ended June 30, 2019	1,712,641	$(4,204)	$21,246,568	$(6,184,813)	$15,057,551
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Year Ended June 30, 2018:
	Common Stock
	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2017	621,376	$6,214	$8,457,153	$(57,623)	$8,405,744
Net Increase in net assets resulting from operations
Net investment income				518,793	518,793
Net realized gain on investments				181,008	181,008
Net change in unrealized (loss) on investments				(704,926)	(704,926)
Distributions to Shareholders (Note 5)					—
Capital gain -Class A (Previously Class R)				(153,615)	(153,615)
Capital gain -Class I (Previously Class RIA and I)				(8,138)	(8,138)
Return of capital distributions -Class A (Previously Class R)			(383,567)	—	(383,567)
Return of capital distributions -Class I (Previously Class RIA and I)			(20,199)	—	(20,199)
Shares sold	52,780	528	789,372		789,900
Commissions and fees on shares sold	—	—	(51,969)		(51,969)
Shares issued through reinvestment of dividends	21,195	212	283,462		283,674
Repurchase of common shares	(37,981)	(380)	(503,161)		(503,541)
Tax Reclassification of Net Assets			288,336	(288,336)	—
Total Increase (Decrease) for the year ended June 30, 2018	35,994	$360	$402,274	$(455,214)	$(52,580)
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Year Ended June 30, 2017
	Common Stock
	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2016:	466,710	$4,667	$5,282,644	$689,044	$5,976,355
Net Increase in net assets resulting from operations
Net investment income (loss)				389,875	389,875
Net realized gain (loss) on investments				17,839	17,839
Net change in unrealized gain (loss) on investments				357,968	357,968
Distributions to Shareholders (Note 5)					—
Return of capital distributions -Class A (Previously Class R)			(477,100)	—	(477,100)
Return of capital distributions -Class I (Previously Class RIA and I)			(27,415)	—	(27,415)
Shares sold	138,515	1,385	2,101,492		2,102,877
Commissions and fees on shares sold	—	—	(163,700)		(163,700)
Shares issued through reinvestment of dividends	17,282	173	229,832		230,005
Repurchase of common shares	(1,131)	(11)	(15,826)		(15,837)
Offering Costs			14,877		14,877
Tax Reclassification of Net Assets			1,512,349	(1,512,349)	—
Total Increase (Decrease) for the year ended June 30, 2017	154,666	$1,547	$3,174,509	$(746,667)	$2,429,389
Balance as of June 30, 2017	621,376	$6,214	$8,457,153	$(57,623)	$8,405,744

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(783,888)	$(5,125)	$765,682
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of offering costs	165,517	358,608	215,610
Purchases of investments	(12,454,720)	(4,551,898)	(5,967,933)
Repayments and sales of portfolio investments	9,854,278	5,230,764	2,829,360
Net change in unrealized loss on investments	(150,069)	704,926	(357,968)
Net realized gain/(loss) on investments	1,202,884	(181,008)	(17,839)
Amortization of fixed income premium or discounts	—	(82,530)	—
Waiver of offering costs	(1,975,233)	—	—
Accretion of purchase discount on investments, net	(100,517)	—	(167,190)
Amortization of deferred financing costs	5,704	—	—
Changes in other assets and liabilities:
Receivable for investments sold	(952,631)	—	—
Interest receivable	166,691	(5,413)	(17,745)
Due from Adviser (Note 7)	(10,743)	(118,109)	81,012
Deferred offering costs (Note 7)	—	(227,362)	(328,286)
Prepaid expenses	(42,950)	4,473	(7,714)
Due from Affiliate (Note 7)	12,017	(12,018)	—
Due to Adviser (Note 7)	126,874	119,558	381,435
Accrued expenses	845,074	39,323	(32,750)
Due to Administrator (Note 7)	295,402	13,302	2,383
Payable for investments purchased	1,961,399	—	—
Due to Affiliates (Note 7)	33,253	13,744	7,209
Interest payable	22,955	116	4,864
Taxes payable		—	(12,432)
Net cash used in operating activities	(1,778,703)	1,301,351	(2,622,302)
Cash flows from investing activities:
Cash acquired in connection with merger (Note 9)	5,055,456	—	—
Net cash provided by investing activities	5,055,456	—	—
Cash flows from financing activities:
Gross proceeds from shares sold (Note 5)	28,080	809,900	2,082,877
Commissions and fees on shares sold (Note 7)	(1,010)	(52,366)	(163,300)
Distributions paid to stockholders	(331,213)	(293,792)	(219,995)
Repurchase of common shares	(810,879)	(503,541)	(15,837)
Financing costs paid and deferred	(463,355)	—	—
Borrowings under Revolving Credit Facility	5,500,000	325,000	2,375,000
Repayments under Revolving Credit Facility	(1,350,000)	(1,600,000)	(1,000,000)
Offering costs	482,981	—	—
Offering costs paid and deferred	(188,336)	—	14,877
Net cash provided by financing activities	2,866,268	(1,314,799)	3,073,622
Net increase in cash	6,143,021	(13,448)	451,320
Cash at beginning of year	587,722	601,170	149,850
Cash at end of year	$6,730,743	$587,722	$601,170
Supplemental disclosure of cash flow financing activities:
Net assets (exclusive of cash) of $11,997,090 acquired as a result of recapitalization and merger (Note 9)	$11,997,090	$—	$—
Value of shares issued through reinvestment of dividends	$320,833	$283,674	$230,005
Supplemental disclosures:
Cash paid for interest	$29,979	$67,079	$34,665
Taxes paid during the year	$—	$—	$8,326
See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien(k)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.42%)	1.00	5/1/2023	$475,000	$470,292	$446,597	1.91%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	340,375	337,013	333,568	1.42%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,152	355,734	1.52%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.94%)	—	10/1/2025	1,246,867	1,203,024	1,206,500	5.15%
Deluxe Entertainment Services Group, Inc.	Services: Business	10/24/2016	3ML+5.50% (8.08%)	1.00	2/28/2020	326,662	317,103	292,362	1.25%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.40%)	—	5/21/2026	1,500,000	1,477,879	1,477,350	6.31%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,375	118,197	101,469	0.43%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.65%)	—	11/29/2025	498,747	497,513	479,004	2.05%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.94%)	1.00	12/22/2024	462,500	457,874	450,746	1.93%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	997,481	983,926	991,247	4.23%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.33%)	1.00	4/3/2023	488,750	483,922	477,142	2.04%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (6.19%)	1.00	9/7/2023	498,719	493,911	496,226	2.12%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	748,096	737,058	731,264	3.12%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (6.15%)	1.00	9/30/2024	242,892	240,488	242,930	1.04%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.66%)	1.00	9/29/2020	744,359	733,789	744,359	3.18%
Prospect Medical Holdings, Inc. (g)	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (7.94%)	1.00	2/22/2024	493,750	483,992	467,416	2.00%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.40%)	1.00	3/21/2025	493,750	483,971	498,688	2.13%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,250,000	1,246,875	1,250,256	5.34%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (8.08%)	1.00	12/20/2024	748,101	748,101	748,101	3.20%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.69%)	—	11/28/2025	1,246,875	1,240,028	1,221,938	5.22%
SESAC Holdco II LLC (g)	Media: Diversified & Production	4/16/2019	1ML+3.25% (5.40%)	1.00	2/23/2024	498,724	489,513	489,685	2.09%
Sorenson Communications, LLC	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	500,000	500,000	496,134	2.12%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (6.15%)	1.00	10/5/2024	498,737	496,276	497,181	2.12%
Travel Leaders Group, LLC (g)	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.38%)	1.00	1/25/2024	495,000	495,029	496,648	2.12%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.90%)	1.00	8/16/2024	343,901	340,497	343,256	1.47%
Wirepath LLC (g)	Services: Business	7/31/2017	1ML+4.00% (6.44%)	1.00	8/5/2024	491,297	488,866	490,069	2.09%
Total Senior Secured Loans-First Lien							$15,911,289	$15,825,870	67.6%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9.19%)	1.00	10/29/2025	$500,000	$495,061	$461,250	1.97%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,127	9,457	7,677	0.03%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,533	96,875	0.41%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.60%)	1.00	5/1/2025	500,000	492,587	470,000	2.01%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.90%)	1.00	9/29/2025	437,500	434,677	444,154	1.90%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.44%)	1.00	8/8/2025	749,792	738,678	717,146	3.06%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.94%)	1.00	4/18/2025	500,000	497,584	308,125	1.32%
Total Senior Secured Loans-Second Lien							$2,790,577	$2,505,227	10.7%

Senior Unsecured Bonds (a)(j)(k)(m)
Ace Cash Express, Inc.	Financial	12/15/2017	0.12	N/A	12/15/2022	$450,000	$444,957	$402,163	1.72%
Total Senior Unsecured Bonds							$444,957	$402,163	1.72%

Structured subordinated notes (a)(e)(f)(k)(m)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.23%	N/A	10/20/2030	$250,000	$156,400	$162,383	0.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.64%	N/A	7/15/2030	250,000	170,233	179,108	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	17.03%	N/A	1/22/2030	500,000	493,001	466,165	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.11%	N/A	7/24/2030	250,000	170,747	128,700	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.39%	N/A	10/29/2029	250,000	188,924	154,057	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.24%	N/A	4/22/2030	250,000	178,423	182,950	0.78%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.25%	N/A	10/22/2030	250,000	188,558	180,119	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.01%	N/A	7/16/2029	850,000	556,194	479,186	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	22.82%	N/A	7/19/2030	500,000	270,348	297,326	1.27%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.05%	N/A	2/14/2031	387,538	223,038	206,601	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	16.18%	N/A	3/17/2030	475,000	456,377	405,248	1.73%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.59%	N/A	4/30/2027	275,000	219,453	171,524	0.73%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.73%	N/A	1/26/2031	1,500,000	902,022	881,608	3.77%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	19.05%	N/A	1/21/2031	250,000	245,476	246,338	1.05%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	14.81%	N/A	10/15/2030	278,312	188,161	159,683	0.68%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.38%	N/A	1/21/2031	250,000	217,902	221,741	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.4%	N/A	7/30/2030	325,000	245,179	192,750	0.82%
Total Structured subordinated notes(e)(f)							$5,070,436	$4,715,487	20.14%

Equity/Other(k)(m)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	N/A	N/A	N/A	N/A	$472,357	$472,357	$570,816	2.44%
FullBeauty Brands Holding, Common Stock(i)	Retail	N/A	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$570,816	2.44%

Total Portfolio Investments							$24,898,370	$24,019,563	102.6%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Of the Company’s total investments as of June 30, 2019, 17% are non-qualifying assets as a percentage of assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. As of June 30, 2019, the one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates were 2.40%, 2.33%, 2.32%, and 2.20%, respectively.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

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

(f)	All structured subordinated notes are co-investments with other entities managed by an affiliate of the Adviser (see Note 4).

(g)	The senior structured loan is held as collateral at the SPV, TP Flexible Funding, LLC as of June 30, 2019.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2019 represented 2.59% of the Company’s net assets. Fair value as of June 30, 2019 along with transactions during the period ended June 30, 2019 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at March 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at June 30, 2019	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$507,988	$—	$—	$62,828	—	$570,816	$—
Total		$507,988	$—	$—	$62,828	$—	$570,816	$—
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
(i) Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(j)	All investments in this category are categorized as Level 2 investments in accordance with ASC 820. See Note 2 within the accompanying notes to the consolidated financial statements.
(k) All investments in this category are valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 7 within the accompanying notes to the consolidated financial statements.
(l) This investment has contractual payment-in-kind (“PIK”) interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.
(m) Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.                                    CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2018 (g)

Portfolio Company / Security Type	Industry	Acquisition Date	Interest Rate/Yield	Floor	Maturity	Principal / Quantity	Amortized Cost (b)	Fair Value (a)	% of Net Assets
Senior Unsecured Bonds (f)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00	N/A	12/15/2022	$500,000	$493,110	$545,750	6.50%
Archrock Partners, LP	Energy	12/22/2016	6.00	N/A	4/1/2021	500,000	497,145	499,027	6.00%
Brand Energy & Infrastructure Services, Inc.	Energy	6/21/2017	8.50	N/A	7/15/2025	1,000,000	1,000,000	1,017,427	12.20%
Calumet Specialty Products	Energy	10/16/2015	7.75	N/A	4/15/2023	550,000	523,838	551,287	6.60%
Carrizo Oil and Gas, Inc.	Energy	9/3/2015	7.50	N/A	9/15/2020	191,000	193,012	192,074	2.30%
CSI Compressco LP	Energy	9/17/2015	7.25	N/A	8/15/2022	750,000	675,537	687,188	8.20%
Ferrellgas Partners LP	Energy	9/9/2015	8.63	N/A	6/15/2020	750,000	750,000	727,500	8.70%
Global Partners LP	Energy	10/2/2015	7.00	N/A	6/15/2023	350,000	330,947	349,540	4.20%
Jonah Energy LLC	Energy	10/3/2017	7.25	N/A	10/15/2025	1,000,000	1,000,000	811,964	9.70%
Martin Midstream Partners LP	Energy	9/10/2015	7.25	N/A	2/15/2021	500,000	484,935	495,000	5.90%
NGL Energy Partners LP	Energy	9/2/2015	6.88	N/A	10/15/2021	750,000	745,753	763,327	9.10%
RSP Permian, Inc.	Energy	9/10/2015	6.63	N/A	10/1/2022	300,000	292,376	315,397	3.80%
Weatherford Bermuda	Energy	11/24/2015	9.88	N/A	3/1/2039	350,000	322,886	340,764	4.10%
Total Senior Unsecured Bonds							$7,309,539	$7,296,245	87.3%

Senior Secured Bonds(f)
Hexion Inc.	Chemicals	9/8/2015	6.63	N/A	4/15/2020	$550,000	$524,156	$516,038	6.20%
Total Senior Secured Bonds							$524,156	$516,038	6.2%

Structured subordinated notes(c)(d)(h)
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	20.67	N/A	7/15/2030	$250,000	$174,970	$184,133	2.20%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	15.86	N/A	1/22/2030	500,000	506,401	457,386	5.50%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	12.13	N/A	7/24/2030	250,000	166,384	139,761	1.70%
GoldenTree 2013-7A, Ltd.(e)	Structured Finance	5/24/2016	—	N/A	10/29/2026	250,000	73,064	55,357	0.70%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	12.84	N/A	10/29/2026	250,000	180,520	168,922	2.00%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	18.76	N/A	4/22/2030	250,000	176,111	166,338	2.00%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	17.32	N/A	7/20/2026	250,000	194,188	190,356	2.30%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.07	N/A	7/16/2029	850,000	506,864	431,794	5.20%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	19.37	N/A	11/14/2026	300,000	181,468	190,379	2.30%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	15.73	N/A	3/17/2030	475,000	454,309	398,348	4.80%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.53	N/A	4/30/2027	275,000	216,577	166,721	2.00%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	16.2	N/A	10/15/2030	278,312	179,813	163,625	1.90%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.9	N/A	1/21/2031	250,000	208,899	212,472	2.50%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	16.13	N/A	7/30/2030	325,000	243,302	202,304	2.40%
Total Structured subordinated notes (c)(d)							$3,462,870	$3,127,896	37.5%

Total Portfolio Investments							$11,296,565	$10,940,179	131%

(a)	Fair value and market value are determined by the Company’s board of directors (see Note 2).

(b)	See Note 6 for a discussion of the tax cost of the portfolio.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.                                    CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2018 (g)

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

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 1 - NATURE OF OPERATIONS
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
On August 10, 2018, we (in our capacity as Triton Pacific Investment Corporation, Inc., which we refer to as "TPIC") entered into an agreement and plan of merger with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY agreed to merge with and into TPIC (the “Merger”), and, as the combined legal surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). The agreement and plan of merger was amended and restated effective February 12, 2019. On March 15, 2019 the Merger was approved by the stockholders of TPIC and PWAY and was consummated effective as of March 31, 2019 at 11:59 p.m. eastern time (the “Effective Time”). As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Effective Time, shares of PWAY common stock are no longer outstanding and cease to exist.
Although PWAY merged into TPIC in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report and the Company adopted PWAY’s fiscal year end of June 30. We will refer to the surviving merged accounting entity as "FLEX" within these footnotes that accompany our consolidated financial statements.
The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, or the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making the investment decisions for the portfolio. Prospect Administration LLC, an affiliate of the Adviser, serves as our administrator. Prospect Administration has entered into a sub-administration agreement with SS&C Technologies, Inc.
As a result of the Merger several significant changes occurred:

•
New Investment Adviser. Prospect Flexible Income Management, LLC, who we refer to as the Adviser, now serves as our investment adviser. The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

•
Increased Leverage. Following the Merger, our asset coverage ratio requirement was reduced from 200% to 150%, which allows us to incur double the maximum amount of leverage that was previously permitted. As a result, we are able to borrow substantially more money and take on substantially more debt than we had previously been able to. Leverage may increase the risk of loss to investors and is generally considered a speculative investment technique.

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we will offer to repurchase certain of our outstanding shares. In connection with this Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019, the date of TPIC’s 2019 annual stockholder meeting (the “Eligible Stockholders”), will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchase shares in our continuous public offering were not be able to participate in the Special Repurchase Offer.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

◦	If a substantial number of the Eligible Stockholders take advantage of this opportunity, it could minimize or eliminate the expected benefits of the Merger and it could:

▪	significantly decrease our asset size;

▪
require us to sell our investments earlier than the Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses; or

▪	cause us to incur additional leverage solely to meet repurchase requests.

•
New Board of Directors. As a result of the Merger, the composition of our board of directors changed and now consists of Craig J. Faggen, TPIC’s former President and Chief Executive Officer, M. Grier Eliasek, PWAY’s former President and Chief Executive Officer, Andrew Cooper, William Gremp and Eugene Stark. Messrs. Cooper, Gremp and Stark are all former independent directors of PWAY.

On May 16, 2019, we formed a wholly-owned subsidiary TP Flexible Funding, LLC (the “SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at the SPV. This subsidiary has been consolidated since operations commenced.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is considered an investment company under the 1940 Act and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies ("ASC 946") and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of the FLEX and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2019.
Management Estimates and Assumptions. The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the issuers of our investment portfolio and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
Cash. All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation. The Company maintains cash balances that may exceed federally insured limits.
Valuation of Portfolio Investments. The Company determines the fair value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

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
For most of our investments, market quotations are not readily available. With respect to such investments, or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

1.	Each portfolio company or investment is reviewed by investment professionals of the Adviser with the independent valuation firms engaged by our board of directors.

2.	The independent valuation firms prepare independent valuations based on their own independent assessments and issue their reports.

3.
The audit committee of our board of directors (the “Audit Committee”) reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to our board of directors of the value for each investment.

4.
Our board of directors discusses valuations and determines the fair value of such investments in our portfolio in good faith based on the input of the Adviser, the respective independent valuation firms and the Audit Committee.

Our non-CLO investments are valued utilizing a broker quote, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
Generally, our investments in loans are classified as Level 3 fair value measured securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

as those portfolios are managed by non-affiliated third-party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
Valuation of Other Financial Assets and Financial Liabilities. ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2019, our qualifying assets as a percentage of total assets, stood at 82.79%.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Amounts for investments traded but not yet settled are reported in Payable for investments purchased and Receivable for investments sold in the Consolidated Statements of Assets and Liabilities.
Revenue Recognition. The Company records interest income on an accrual basis to the extent it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Interest income from investments in the “equity” positions of CLOs (typically income notes or subordinated notes) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows in accordance with ASC 325-40, Beneficial Interest in the Securitized Financial Assets. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss
Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the year ended June 30, 2019 and 2018, PIK interest included in interest income totaled $166 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Due to and from Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented gross on the Consolidated Statements of Assets and Liabilities. All balances due from the Adviser are settled quarterly.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis. Prior to the Merger, there were offering and organizational costs due to the PWAY Adviser (as such term is defined in Note 4). With the approval of the Merger Agreement, the offering of PWAY ended and the offering and organization costs are no longer reimbursable, which resulted in a reversal of offering costs of $1,975,233.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management's estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs. We recorded origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of June 30, 2019, there were no issued convertible securities.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of the amended guidance in ASU 2016-15 did not have a significant effect on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

and interim periods within those fiscal years. The application of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments during the year ended June 30, 2019 and have retrospectively applied the presentation to prior period statements presented.
Prior to adoption and in accordance with previous SEC rules, we presented distributable earnings (loss) on the Consolidated Statements of Assets and Liabilities, as three components: 1) accumulated overdistributed net investment income; 2) accumulated net unrealized gain (loss) on investments; and 3) accumulated net realized gain (loss) on investments. We also presented distributions from earnings on the Consolidated Statements of Changes in Net Assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the prior period statements presented.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock during the years ended June 30, 2019 and June 30, 2018:

	FLEX Class A Common Shares		PWAY Class A Shares(1)		PWAY Class I Shares(1)		Total
Year Ended June 30, 2019	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares sold	2,530	$28,080	—	$—	—	$—	2,530	$28,080
Shares issued from reinvestment of distributions	14,048	150,562	14,376	168,381	161	1,890	28,585	320,833
Repurchase of common shares	(49,916)	(495,169)	(68,301)	(806,866)	(343)	(4,350)	(118,560)	(1,306,385)
Recapitalization and merger (1)	775,193	8,123,135	(570,431)	(7,679,839)	(32,834)	(443,296)	171,928	—
Net increase (decrease) from capital transactions	741,855	$7,806,608	(624,356)	$(8,318,324)	(33,016)	$(445,756)	84,483	$(957,472)

(1)
As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist (Refer to Note 9).

	Class R Shares		Class RIA Shares		Class A Shares		Class I Shares		Total
Year Ended June 30, 2018	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares sold	41,068	$629,900	—	$—	11,712	$160,000	—	$—	52,780	$789,900
Shares issued from reinvestment of distributions	9,224	124,160	94	1,264	11,752	156,592	125	1,658	21,195	283,674
Repurchase of common shares	(10,046)	(136,524)	—	—	(27,935)	(367,017)	—	—	(37,981)	(503,541)
Transfer of shares (out)(1)	(628,825)	(8,501,714)	(6,454)	(87,258)			(26,437)	(357,428)	(661,716)	(8,946,400)
Transfer of shares in(1)	—	—	—	—	628,825	8,501,714	32,891	444,686	661,716	8,946,400
Net increase/(decrease) from capital transactions	(588,579)	$(7,884,178)	(6,360)	$(85,994)	624,354	$8,451,289	6,579	$88,916	35,994	$570,033

(1)	This represents the transfer of shares that occurred as part of the conversion to an interval fund.
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees as noted in the table above for the year ended June 30, 2019, and 2018.
The increase in capital in excess of par value during the year ended June 30, 2019, and 2018 also includes reinvested stockholder distributions as noted in the table above for the year ended June 30, 2019, and 2018.
Merger Shares
Upon consummation of the Merger, each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock. This resulted in 775,193 shares of TPIC common stock being issued to former PWAY investors and all outstanding PWAY shares were retired. For financial reporting purposes, the conversion of PWAY shares to TPIC shares was accounted for as a recapitalization of PWAY (see Note 9).

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

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
Special Repurchase Offer
At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, pursuant to the requirements of the SBCA we are required to conduct four Special Repurchase Offers that, taken together, allow all of the Eligible Stockholders (former stockholders of TPIC as of March 15, 2019, the date of the 2019 Annual Meeting) to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger are not eligible to participate in these Special Repurchase Offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting are not eligible for repurchase in these Special Repurchase Offers. These Special Repurchase Offer are separate and apart from our share repurchase program discussed above.

The Special Repurchase Offer consists of four quarterly tender offers, the first of which occurred in the second fiscal quarter of 2019, with the remainder occurring in each of the following three fiscal quarters.  Each of the four tender offers that is part of the Special Repurchase Offer allows the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the Special Repurchase Offer is equal to the net asset value per share of our common stock as of the date of each such repurchase.

In connection with each tender offer that is part of the Special Repurchase Offer, we plan to provide notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the Special Repurchase Offer. These documents are made available on our website at www.flexbdc.com. Each Eligible Stockholder has not less than 20 business days from the date of that notice to elect to tender their shares back to us.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

require us to sell our investments earlier than our Adviser would have otherwise desired, which may result in selling investments at inopportune times or significantly depressed prices and/or at losses, or cause us to incur additional leverage solely to meet repurchase requests.

Below is a summary of transactions with respect to shares of common stock during the years ended June 30, 2019 and June 30, 2018:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2019
June 30, 2018(1)	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(1)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(1)	February 15, 2019	17,749	100%	Class A:$10.80	191,672
June 30, 2019(2)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for year ended June 30, 2019		118,560			$1,306,385

Year ended June 30, 2018
June 30, 2017	July 31, 2017	4,801	61%	$13.61	$65,335
September 30, 2017	October 30, 2017	5,246	81%	$13.57	71,189
December 31, 2017	January 23, 2018	5,689	100%	$13.56	77,152
March 31, 2018	April 30, 2018	22,245	100%	$13.03	289,865
Total for year ended June 30, 2018		37,981			$503,541

(1)
As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

(2)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

In connection with the offer by the Company to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, par value $0.001 per share (the “Shares”), at a price equal to the net asset value per Share determined as of June 27, 2019.  The tender offer was made upon and subject to the terms and conditions set forth in the Offer to Purchase, dated May 24, 2019 and the related Letter of Transmittal (together, the “Offer”). The Offer expired at 4:00 P.M., Eastern Time, on June 24, 2019 and a total of 49,916 Shares were validly tendered and not withdrawn pursuant to the Offer. On July 5, 2019, in accordance with the terms of the Offer, the Company purchased all of the Shares validly tendered and not withdrawn at a price equal to $9.93 per Share for an aggregate purchase price of approximately $495,169.

We commenced our second Special Repurchase Offer on September 6, 2019 and that offer is currently expected to close on October 4, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement (the “Administration Agreement”) with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company. The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2019, 2018 and 2017, administrative costs incurred by the Company to the Administrator were $442,047, $357,995 and $427,885, respectively. As of June 30, 2019 and June 30, 2018, $341,235 and $45,833 was payable to the Administrator.
Investment Advisory Agreement
The Company has entered into an Investment Advisory Agreement with our Adviser (the “Investment Advisory Agreement”). We will pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components-a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. Prior to the Merger, PWAY paid 2% annually. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and will is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. For the nine months ended June 30, 2019, PWAY paid routine non-compensation overhead expenses of the Adviser in an amount up to 0.0625% per quarter (0.25% annualized) of PWAY's average total assets. PWAY paid an annual rate of 0.0625% which is no longer in effect post Merger. The Company incurred Base Management fees of $128,852 for the three months ended June 30, 2019, which was waived by the Adviser.
The total base management fee incurred to the favor of PWAY’s Investment Adviser was $281,078, $264,101 and $213,802 during the years ended June 30, 2019, 2018 and 2017, respectively. During the year ended June 30, 2019, $128,852 base management fees were waived, netting to a total of $152,226. There were $0 and $61,540 in base management fees due to PWAY’s investment adviser as of June 30, 2019 and 2018, respectively.
Incentive Fee- Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For this purpose “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, deducted by the operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a preferred return, or “hurdle,” of 1.5% per quarter (6.0% annualized) and a “catch-up” feature measured as of the end of each calendar quarter as discussed below. The subordinated incentive fee on income for each calendar quarter is paid to our Adviser as follows: (1) no incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the fixed preferred return rate of 1.5%; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the fixed preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized); and (3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized). This reflects that once the fixed

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to our Adviser. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
Incentive Fee- Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to our Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. As of June 30, 2019, no incentive fee for capital gains was accrued due net unrealized depreciation. Operating expenses are not taken into account when determining capital gains incentive fees.
There were no incentive fees accrued for the years ended ended June 30, 2019, 2018 and 2017.
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
As of June 30, 2019, the Company had co-investments with PRIS in the following: Apidos CLO XXIV, Carlyle Global Market Strategies CLO 2017-5, Ltd., Galaxy XIX CLO, Ltd., GoldenTree Loan Opportunities IX, Ltd., Madison Park Funding XIII, Ltd., Madison Park Funding XIV, Ltd., Octagon Investment Partners XIV, Ltd., Octagon Investment Partners XV, Ltd., Octagon Investment Partners XXI, Ltd., Octagon Investment Partners 30, Ltd., OZLM XII, Ltd., Sound Point CLO II, Ltd., Sound Point CLO XVIII, Ltd., THL Credit Wind River 2013-1 CLO, Ltd.,Voya IM CLO 2013-1, Ltd. and Voya CLO 2016-1, Ltd.; however only Voya CLO 2016-1, Ltd. is a co-investment pursuant to the Order because all the others were purchased on the secondary market.
As of June 30, 2019, the Company had a co-investment with PSEC in Carlyle Global Market Strategies CLO 2014-4-R, Ltd. (f/k/a Carlyle Global Market Strategies CLO 2014-4, Ltd.) and Octagon Investment Partners XV, Ltd.; however these investments are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, PRIS incurred $61,311, $60,004 and $26,198, respectively,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of June 30, 2019 and 2018, $32,314 and $16,258, respectively of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, PSEC incurred $9,390, $10,162 and $5,467, respectively, in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of June 30, 2019 and 2018, $2,348 and $4,695 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2019, 2018 and 2017, the Company incurred $11,058, $23,603 and $0, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of June 30, 2019 and June 30, 2018, $0 and $12,018 of expense is due from PSEC, respectively, which is presented as due from affiliate on the Statement of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2019. The officers do not receive any direct compensation from the Company.
Expense Limitation and Expense Reimbursement Agreements
Expense Reimbursement Agreement with TPIC and the Former Adviser
On March 27, 2014, TPIC and the Former Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, the Former Adviser, in consultation with TPIC, could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses, all as determined by TPIC and the Former Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to TPIC from its offering were at least $25 million, the Former Adviser could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses. After TPIC received at least $25 million in net proceeds from its offering, the Former Adviser could, with TPIC’s consent, continue to make expense support payments to TPIC in such amounts as was acceptable to TPIC and the Former Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. The Former Adviser had agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the Former Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.
PWAY’s Expense Support and Expense Limitation Agreement
PWAY entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Pathway Capital Opportunity Fund Management, LLC (the “PWAY Adviser”), whereby the PWAY Adviser agreed to reimburse PWAY for operating expenses in an amount equal to the difference between distributions to its stockholders for which a record date has occurred in each quarter less the sum of PWAY's net investment income, the net realized capital gains/losses and dividends and other distributions paid to us from its portfolio investments during such period (“Expense Support Reimbursement”). To the extent that there were no dividends or other distributions to PWAY's stockholders for which a record date had occurred in any given quarter, then the Expense Payment for such quarter was equal to such amount necessary in order for available operating funds for the quarter to equal zero. The Expense Support Agreement including any amendments, terminated on October 31, 2017. PWAY had a conditional obligation to reimburse the PWAY Adviser for any amounts funded by the PWAY Adviser under the Expense Support Agreement. Following any calendar quarter in which Available Operating Funds in such calendar quarter exceed the cumulative distributions to stockholders for which a record date has occurred in such calendar quarter (“Excess Operating Funds”) on a date mutually agreed upon by the PWAY Adviser and PWAY (each such date, a “Reimbursement Date”), PWAY paid such Excess Operating Funds, or a portion thereof, to the extent that PWAY had cash available for such payment, to the PWAY Adviser until such time as all Expense Payments made by the PWAY Adviser to PWAY had been reimbursed; provided that (i) the operating expense ratio as of such Reimbursement Date was equal to or less than the operating expense ratio as of the Expense Payment Date attributable to such specified Expense Payment; (ii) the annualized distribution rate, which included all regular cash distributions paid and excluded special distributions or the effect of any stock dividends paid, as of such Reimbursement Date was equal to or greater than the annualized distribution rate as of the Expense Payment Date attributable to such specified Expense Payment; and (iii) such specified Expense Payment Date was not earlier than three years prior to the Reimbursement Date. PWAY received Expense Payments for the years ended June 30, 2019, 2018, and 2017 of $0, $456,660 and $865,348, respectively.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses, any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceed the expense limitation per class on a per annum basis of PWAY’s average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser’s agreement to limit PWAY’s expenses, PWAY agreed to repay the PWAY Adviser in the amount of any fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement was made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the reimbursement was not made if it would cause the Expense Limitation, or any lower limit had been put in place, to be exceeded. On October 31, 2018, the Expense Limitation Agreement expired. PWAY received Expense Limitation payments from the PWAY adviser of $309,881, $748,696 and $0 for the years ended June 30, 2019, 2018 and 2017, respectively.
On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it may be entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering cost of $1,975,233 of which $1,492,252 is presented as a reduction to expenses on the Consolidated Statements of Operations and $482,981 is presented as an increase to capital on the Consolidated Statements of Changes in Net Assets.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the fund, is defined to include all expenses necessary or appropriate for the operation of the fund, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the fund as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $128,852 for the year ended June 30, 2019.
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
An ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

Period Ended	Expense Limitation Payments Due from Adviser	Expense Limitations Payments Reimbursed to Adviser	Unreimbursed Expense Limitation Payments	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
Dealer Manager Agreement
TPIC over reimbursed their dealer Manager Triton Pacific Securities ("TPS") for related offering costs and general and administrative expenses prior to the Merger. This resulted in a receivable in an amount of $2,137 which is presented as due from affiliates on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019, the Company owes TPS $20,718 related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 5 - DISTRIBUTIONS

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended June 30, 2019 and June 30, 2018:

	Distributions
For the Year Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount
Fiscal 2019
April 5, 12, 19 and 26, 2019	$0.0526	$126,413
May 3, 10, 17, 24 and 31, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	$0.0524	$126,128

	Distributions
For the Year Ended	PWAY Class A Common Shares, per share(1)	PWAY Class A Common Shares, Amount
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312
October 4, 11, 19 and 26, 2018	$0.05960	$35,707
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900
December 6, 14, 21 and 28, 2018	$0.05460	$31,826
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431
February 1, 8, 15 and 22, 2019	$0.05300	$30,573
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658

Fiscal 2018
July 7, 14, 21 and 28, 2017 (*)	$0.07088	$42,199
August 4, 11, 18 and 25, 2017 (*)	$0.07088	$42,647
September 1, 8, 15, 22 and 29, 2017 (*)	$0.08860	$54,052
October 6, 13, 20 and 27, 2017 (*)	$0.07088	$44,531
November 2, 9, 16 and 25, 2017	$0.07088	$44,571
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$49,546
January 4, 11, 18 and 25, 2018	$0.06224	$39,547
February 1, 8, 15 and 22, 2018	$0.06880	$43,520
March 1, 8, 15, 22 and 29, 2018	$0.08365	$53,290
April 5, 12, 19 and 26, 2018	$0.06580	$42,342
May 3, 10, 17 and 24, 2018	$0.06500	$40,483
May 31, 2018, June 7, 14, 21 and 28, 2018	$0.06475	$40,427

	Distributions
For the Year Ended	PWAY Class I Common Shares, per share(1)	PWAY Class I Common Shares, Amount
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

September 6, 13, 20 and 27, 2018	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05314	$1,744
March 7, 14, 21 and 27, 2019	$0.05400	$1,772

For the Year Ended
Fiscal 2018
July 7, 14, 21 and 28, 2017 (**)	$0.07088	$2,326
August 4, 11, 18 and 25, 2017 (**)	$0.07088	$2,327
September 1, 8, 15, 22 and 29, 2017 (**)	$0.08860	$2,911
October 6, 13, 20 and 27, 2017 (**)	$0.07088	$2,330
November 2, 9, 16 and 25, 2017	$0.07088	$2,331
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$2,575
January 4, 11, 18 and 25, 2018	$0.06224	$2,303
February 1, 8, 15 and 22, 2018	$0.06880	$2,266
March 1, 8, 15, 22 and 29, 2018	$0.08370	$2,759
April 5, 12, 19 and 26, 2018	$0.06585	$2,172
May 3, 10, 17 and 24, 2018	$0.06510	$2,149
May 31, 2018, June 7, 14, 21 and 28, 2018	$0.06485	$2,141

(*) These amounts represent the distributions paid to Class R which converted into Class A.
(**) These amounts represent the distributions paid to Class I & RIA which converted into Class I.
(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

The following FLEX distributions were previously declared and have record dates subsequent to June 30, 2019:

Record Date	Payment date	Amount per FLEX Class A Common Shares
July 5, 12, 19 and 26, 2019	July 29, 2019	$0.05240
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	$0.06550
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 6 - INCOME TAXES
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

The likely and expected tax character of distributions declared and paid to the Company's shareholders during the year ended June 30, 2019 was as follows:

	Unaudited TPIC January 1, 2019 - March 31, 2019	Audited FLEX April 1, 2019 - June 30, 2019	Unaudited Six Months Ended June 30, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	410,967	524,942
Total	$162,334	$410,967	$573,301

Following the merger, the Company's cost basis of investments as of June 30, 2019 for tax purposes was $24,547,246, resulting in an estimated net unrealized loss of $530,830. Following the merger, the gross unrealized gains and losses were $390,299 and $921,128, respectively.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following estimates the net decrease in net assets resulting from operations to taxable income for the six months ended ended June 30, 2019, which will be included as part of our tax return for the tax year ended December 31, 2019.

	Unaudited TPIC January 1, 2019 - March 31, 2019	Audited FLEX April 1, 2019 - June 30, 2019	Unaudited Six Months Ended June 30, 2019
Net increase in net assets resulting from operations	$(775,946)	$(947,460)	$(1,723,407)
Net realized loss on investments	(1,672)	1,185,074	1,183,403
Net unrealized (gains) losses on investments	61,423	(919,266)	(857,842)
Other temporary book-to-tax differences	—	(39,058)	(39,058)
Permanent differences	659,270	101,017	760,287
Taxable income before deductions for distributions	$(56,925)	$(619,693)	$(676,617)

PWAY Income Taxes - Pre-Merger
As of March 31, 2019, PWAY’s cost basis of investments for tax purposes was $8,993,783 resulting in an estimated net unrealized loss of $811,740. As of March 31, 2019, the gross unrealized gains and losses were $198,628 and $1,010,368, respectively. As a result of the tax-free reorganization on March 31, 2019, PWAY’s tax basis in its assets have been carried over to the Company.

For the short tax year ended March 31, 2019, PWAY had no cumulative taxable income in excess of cumulative distributions. For the short tax year ended March 31, 2019, PWAY estimated $100,642 in capital loss carryforwards available for future use. This amount will be available for utilization by the Company beginning with the tax year ended December 31, 2019.

All amounts related to taxable income for the short tax year ended March 31, 2019 are estimates and will not be fully determined until PWAY’s final income tax returns are filed.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

TPIC/FLEX Income Taxes - Pre-Merger
Prior to the merger, the TPIC’s cost basis of investments for tax purposes was $12,106,882 resulting in an estimated net unrealized loss of $675,641. Prior to the merger, the gross unrealized gains and losses were $70,589 and $746,230 respectively.

For the tax year ended December 31, 2018, TPIC had no cumulative taxable income in excess of cumulative distributions.

For the tax year ended December 31, 2018, TPIC had $1,360,148 capital loss carryforwards available for future use. Combined with PWAY’s capital loss carryforward of $100,642, the Company will have a combined capital loss carryforward of $1,460,790 available for future utilization.

All amounts related to taxable income for the tax year ended December 31, 2018 are estimates and will not be fully determined until the Company’s 2018 tax income returns are filed.

No change to PWAY distributions for tax year ended June 30, 2018.

The likely and expected tax character of distributions declared and paid to PWAY's shareholders during the nine months ended March 31, 2019 was as follows:

Nine Months Ended March 31, 2019(1)
Ordinary income	$23,732
Return of capital	300,907
Total	$324,639
(1)PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY will file a final tax return for the nine-month period ended March 31, 2019.
The character of distributions declared and paid to PWAY's shareholders during the years ended June 30, 2018 and 2017 was as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Capital gain	161,753	—
Return of capital	403,766	504,515
Total	$565,519	$504,515

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net decrease in net assets resulting from operations to taxable income for the tax years ended June 30, 2018, and 2017 as well as the nine months ended March 31, 2019, the period the final tax return will be filed.

	Nine Months Ended March 31, 2019	Year Ended June 30, 2018	Year Ended June 30, 2017
Net increase in net assets resulting from operations	$163,573	$(5,126)	$765,862
Net realized loss on investments	45,453	(181,007)	(17,839)
Net unrealized (gains) losses on investments	769,197	704,925	(357,968)
Other temporary book-to-tax differences	(83,713)	(230,457)	(133,592)
Permanent differences	(899,819)	(855,526)	(653,844)
Taxable income before deductions for distributions	$(5,309)	$(567,191)	$(397,381)
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

payments, nondeductible federal excise taxes and net operating losses, among other items. For the year ended June 30, 2019, we increased accumulated net investment loss by $899,819 increased additional paid in capital by $899,819.
NOTE 7 - INVESTMENT PORTFOLIO
The following tables summarizes the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2019 and June 30, 2018:

	June 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,790,577	2,505,227	10%
Senior Unsecured Bonds	444,957	402,163	2%
Structured Subordinated notes	5,070,436	4,715,487	20%
Equity/Other	681,111	570,816	2%
Total Portfolio Investments	$24,898,370	$24,019,563	100%

	June 30, 2018
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Unsecured Bonds	$7,309,539	$7,296,245	67%
Senior Secured Bonds	524,156	516,038	5%
Structured Subordinated notes	3,462,870	3,127,896	28%
Total Portfolio Investments	$11,296,565	$10,940,179	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and June 30, 2018:

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

	June 30, 2018
Industry	Investments at Fair Value	Percentage of Portfolio
Energy	$6,750,495	62%
Structured Finance	3,127,896	28%
Financial	545,750	5%
Chemicals	516,038	5%
Total	$10,940,179	100%

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets measured at fair value as of June 30, 2019 and June 30, 2018, respectively:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$15,825,870	$15,825,870
Senior Secured Loans-Second Lien	—	—	2,505,227	2,505,227
Equity/Other	—	—	570,816	570,816
Senior Unsecured Bonds	—	402,163	—	402,163
Structured subordinated notes	—	—	4,715,487	4,715,487
Total Portfolio Investments	$—	$402,163	$23,617,400	$24,019,563

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Unsecured Bonds	$—	$7,296,245	$—	$7,296,245
Senior Secured Bonds	—	516,038	—	516,038
Structured subordinated notes	—	—	3,127,896	3,127,896
Total Portfolio Investments	$—	$7,812,283	$3,127,896	$10,940,179
The Company’s investments as of June 30, 2019 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, structured subordinated notes and two equity investments. Generally, the Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples. Certain investments are valued utilizing a combination of yield analysis and discounted cash flow technique, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate yield, i.e. discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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

The significant unobservable input used to value our investments based on the yield technique and discounted cash flow technique is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent pricing services consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

company’s estimated enterprise value based on said multiple and generally the latest twelve months’ EBITDA of the portfolio company. Significant increases or decreases in enterprise value may result in increases or decreases in the fair value estimate of the equity investment.

Changes in market yields, discount rates, or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

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
The following is a reconciliation for the year ended June 30, 2019 and year ended June 30, 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2018	$—	$—	$—	$3,127,896	$3,127,896
Realized loss on investments	(331,840)	(59,082)	—	(16,627)	(407,549)
Net change in unrealized gain/loss on investments	247,240	(176,660)	62,829	(19,976)	113,433
Purchases of investments	10,880,621	—	—	1,574,100	12,454,721
Distributions received from investments	—		—	(56,437)	(56,437)
Payment-in-kind interest		166			166
Accretion (amortization) of purchase discount and premium, net	(20,009)	3,626	—	106,531	90,148
Repayments and sales of portfolio investments	(1,571,761)	(1,564,458)			(3,136,219)
Assets acquired via merger (Notes 1, 3 and 9)	6,621,618	4,301,635	507,988	—	11,431,241
Transfers within Level 3(1)	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—
Fair Value at June 30, 2019	$15,825,869	$2,505,227	$570,817	$4,715,487	$23,617,400

Net increase in unrealized gain attributable to Level 3 investments still held at the end of the period	$—	$—	$—	$(37,682)	$(37,682)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the year ended June 30, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

	Second Lien Term Loan	Structured subordinated notes	Total
Fair Value at June 30, 2017	$967,000	$1,680,205	$2,647,205
Realized gain on investments	—	—	—
Net increase/(decrease) in unrealized gain on investments	11,515	(378,010)	(366,495)
Purchases of investments	—	1,832,522	1,832,522
Proceeds from redemption of investment	(1,000,000)	—	(1,000,000)
Accretion (amortization) of purchase discount and premium, net	21,485	(6,821)	14,664
Fair Value at June 30, 2018	$—	$3,127,896	$3,127,896

Net increase in unrealized loss attributable to Level 3 investments still held at the end of the period	$—	$(378,010)	$(378,010)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the year ended June 30, 2019.
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2019:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$15,825,870	Market quotes	Indicative dealer quotes	85.00-101.00	98.30
Senior Secured Second Lien Debt	2,505,227	Market quotes	Indicative dealer quotes	61.63-101.52	90.79
Equity/Other	570,816	Market comparables	EBITDA multiples (x)	0.00x-8.00x	8.00x
Subordinated structured notes	4,715,487	Discounted Cash Flow	Discount Rate	17.67%- 23.12%(1)	20.57%(1)
Total	$23,617,400
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)(2)	Weighted Average(1)(2)

Structured subordinated notes	$3,127,896	Discounted Cash Flow	Discount Rate	15.78% - 22.78%	19.74%
Total Level 3 Investments	$3,127,896

(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(2) Excludes investments that have been called for redemption.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 9 - MERGER
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

	NAV/Share ($)	Conversion Ratio
Triton Pacific Investment Corporation, Inc.	$10.48	N/A
Pathway Capital Opportunity Fund, Inc.: Class A	$13.46	1.2848
Pathway Capital Opportunity Fund, Inc.: Class I	$13.50	1.2884
Investments
The cost, fair value and net unrealized appreciation (depreciation) of the investments of TPIC as of the date of the merger, was as follows:

TPIC
Cost of investments	$12,106,879
Fair value of investments	11,431,241
Net unrealized appreciation (depreciation) on investments	$(675,638)

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

Common Shares
The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the mergers were as follows:

Accounting Acquirer - Prior to Merger	PWAY Class A	PWAY Class I
Common shares outstanding	570,431	32,834
Net assets applicable to common shares	$7,679,839	$443,296
NAV per common share	$13.46	$13.50
Legal Acquiring Fund - Prior to Merger	TPIC
Common shares outstanding	1,614,221
Net assets applicable to common shares	$16,915,592
NAV per common share	$10.48
Legal Acquiring Fund - Post Merger	FLEX
Common shares outstanding	2,403,349
Net assets applicable to common shares	$25,086,682
NAV per common share	$10.44
Cost and Expenses
In connection with the Merger, PWAY incurred certain associated costs and expenses of approximately $731,000, of which $709,000 of these costs and expenses were expensed by PWAY and $22,000 were expensed by the Company. In connection with the Merger, TPIC incurred certain associated costs and expenses of approximately $682,000, of which $636,000 were expensed by TPIC and $46,000 were expensed by the Company.
Purchase Price Allocation
PWAY as the accounting acquiror acquired 32% of the voting interests of TPIC. The below summarized the purchase price allocation from TPIC:

PWAY as acquirer
Value of Common Stock Issued	$17,052,546
Assets acquired:
Investments	11,431,241
Cash and cash equivalents	5,055,456
Other assets	607,163
Total assets acquired	17,093,860
Total liabilities assumed	41,314
Net assets acquired	17,052,546
Total purchase price	$17,052,546

Pro Forma Results of Operations
For the twelve months ended June 30, 2019, the results of operations of TPIC, are as follows:

Legal Acquiring Fund - Results from Operations (unaudited)	TPIC Twelve months ended
Net investment income (loss)	$(1,576,708)
Net realized and unrealized gains (losses)	(752,709)
Change in net assets resulting from operations	$(2,329,417)

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

On March 31, 2019, TPIC ceased to generate standalone results from operations and all income generated from FLEX.
Assuming the acquisition had been completed on July 1, 2018, the beginning of the fiscal reporting period of PWAY, the accounting survivor, the pro forma results of operations for the year ended June 30, 2019, are as follows:

The Company - Pro Forma Results Operations (unaudited)	FLEX Twelve months ended
Net investment income (loss)	$(598,485)
Net realized and unrealized gains (losses)	(1,567,359)
Change in net assets resulting from operations	$(2,165,844)

NOTE 10 - COMMITMENTS AND CONTINGENCIES
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

NOTE 11 - REVOLVING CREDIT FACILITY

PWAY – Pre-Merger
On August 25, 2015, PWAY closed on a credit facility with BNP Paribas Prime Brokerage International, Ltd. (the “Revolving Credit Facility”). The Revolving Credit Facility included an accordion feature which allowed commitments to be increased up to $25,000,000 in the aggregate. Interest on borrowings under the Revolving Credit Facility is three-month LIBOR plus 120 basis points with no minimum LIBOR floor. As of June 30, 2018, we had $1,350,000 outstanding on our Revolving Credit Facility, the Revolving Credit Facility closed prior to the Merger.
During the year ended June 30, 2019 and June 30, 2018, we recorded $24,871 and $67,195, respectively, of interest expense related to PWAY's Revolving Credit Facility.

FLEX – Post-Merger

On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the Company’s wholly owned financing subsidiary, TP Flexible Funding, LLC, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”).

The Credit Facility matures on May 21, 2029 and generally bears interest at a rate of three-month LIBOR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
As of June 30, 2019, we had $5,500,000 outstanding on our Credit Facility. As of June 30, 2019, the investments used as collateral for the Credit Facility had an aggregate fair value of $15,859,230, which represents 90% of our total investments. As permitted

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

by ASC 825-10-25, we have not elected to value our Credit Facility and is categorized as Level 2 under ASC 820 as of June 30, 2019.

In connection with the origination Credit Facility, we incurred $463,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2019 , $457,651 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the year ended June 30, 2019, we recorded $28,063 of interest costs and amortization of financing costs on the Credit Facility as interest expense.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

NOTE 12- FINANCIAL HIGHLIGHTS

	Year Ended
	June 30, 2019	(e)

Per Share Data:
Net asset value at beginning of year	$9.89
Net investment income(a)	0.91
Net realized and unrealized (loss) on investments	(1.11)
Net increase (decrease) in net assets resulting from operations	(0.2)
Distributions(b)
Return of capital distributions	(0.54)
Dividends from net investment income	(0.03)
Total Distributions	(0.57)
Offering costs	0.61
Other (c)	0.15
Net asset value at end of year	$9.88
Total return based on net asset value (d)	7.52%

Supplemental Data:
Net assets at end of year	$23,410,715
Average net assets	$12,536,923
Average shares outstanding	1,297,582
Ratio to average net assets:
Total annual expenses	23.48%
Total annual expenses (after expense support agreement/expense support limitation)	9.11%
Net investment (income)	2.15%

Portfolio Turnover	93.42%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.

(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the year.

(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year and assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded.

(e) Data presented includes the shareholder activity of PWAY Class A and Class I shares prior to the merger and conversion into shares of the Company. The net asset value per share at beginning of year has been adjusted by the exchange ratio used in the merger.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

	Year Ended	Year Ended
	June 30, 2018	June 30, 2018
	Class A	Class I
Per Share Data:
Net asset value at beginning of period	$13.53	$13.53
Net investment (income)(a)	0.79	0.81
Net realized and unrealized (loss) on investments	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.62)	(0.62)
Dividends from net investment income	(0.24)	(0.24)
Total Distributions	(0.86)	(0.86)
Offering costs		—
Other (c)	0.05	0.04
Net asset value at end of period	$12.71	$12.73
Total return based on net asset value (d)	0.18%	0.33%

Supplemental Data:
Net assets at end of period	$7,933,028	$420,136
Average net assets	$8,314,166	$439,787
Average shares outstanding	622,683	32,914
Ratio to average net assets:
Expenses without fees waived/expenses paid by Adviser	22.69%	22.43%
Expenses after fees waived/expenses paid by Adviser	8.91%	8.73%
Net investment (income)	5.92%	6.04%

Portfolio Turnover	37.42%	37.42%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.

(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the year.

(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year and assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

	Year Ended	Period Ended
	June 30, 2017	June 30, 2016 (a)
Per share data:
Net asset value, beginning of year or period	$12.81	$13.80
Net investment income(b)	0.71	1.21
Net realized and unrealized gain (loss) on investments(b)	0.68	(0.03)
Net increase in net assets resulting from operations	1.39	1.18
Return of capital distributions(c)	(0.92)	(0.75)
Offering costs(b)	0.03	(0.62)
Other(d)	0.22	(0.80)
Net asset value, end of year or period	$13.53	$12.81
Total return, based on NAV(e)	13.20%	(1.75)%

Supplemental Data:
Net assets, end of year or period	$8,405,744	$5,976,355
Average net assets	$7,508,410	$3,597,990
Average shares outstanding	550,843	341,596
Ratio to average net assets:
Expenses without expense support payment	22.05%	36.65%
Expenses after expense support payment	10.52%	3.41%
Net investment income	5.19%	11.50%

Portfolio turnover	27.54%	4.27%

(a) The net asset value at the beginning of the period is the net offering price as of August 25, 2015, which is the date that the Company satisfied its minimum offering requirement by raising over $2.5 million from selling shares to persons not affiliated with the Company or the Adviser (the “Minimum Offering Requirement”), and as a result, broke escrow and commenced making investments.

(b) Calculated based on weighted average shares outstanding.
(c) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year or period. Distributions per share are rounded to the nearest $0.01.

(d) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the year or period.

(e) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year or period and assumes that distributions are reinvested in accordance with the Company’s dividend reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded. For the period less than one year, total return is not annualized.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2019

	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
Revolving Credit Facility	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on September 27, 2019 and notes the following:

Amendments to Articles of Incorporation or Bylaws

On September 17, 2019, the Company, acted by resolution of its Board to elect to be subject to the provisions of Section 3-803 of Title 3, Subtitle 8 (the “Election”) of the Maryland General Corporation Law (the “MGCL”). In accordance with Maryland law, articles supplementary (the “Articles Supplementary”) were filed with, and accepted for record by, the State Department of Assessments and Taxation of Maryland on September 17, 2019.

As a result of the Articles Supplementary and the Election, the Board will now be classified into three separate classes of directors, with directors in each class generally serving three-year terms. Previously, the Board consisted of a single class of directors, with directors standing for election every year. The Board acted by resolution to classify the Board into three classes in accordance with Section 3-803 of the MGCL as follows: (1) the Class I Director will initially be Eugene S. Stark, and will have an initial term continuing until the annual meeting of stockholders in 2022 and until his successor is elected and qualified; (2) Class II Directors will initially be Craig Faggen and William J. Gremp, and will have an initial term continuing until the annual meeting of stockholders in 2020 and until their successors are elected and qualified; and (3) Class III Directors will initially be M. Grier Eliasek and Andrew C. Cooper, and will have an initial term continuing until the annual meeting of stockholders in 2021 and until their successors are elected and qualified. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and their successors are elected and qualified.
Sales of Common Stock
For the period beginning July 1, 2019 and ending September 27, 2019, the Company sold 2,197 shares of its common stock for proceeds of $25,000 and issued 19,932 shares pursuant to its distribution reinvestment plan in the amount of $213,271.
Investment Activity
During the period from July 1, 2019 and ending September 27, 2019, the Company made 15 investments totaling $10,434,610.
During the period from July 1, 2019 and ending September 27, 2019, the Company sold 2 investment totaling $548,108.
Distributions
On September 9, 2019, the Company’s board of directors declared distributions for the month of September 2019, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in September 2019 and equal a weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
9/6/2019	10/4/2019	$0.01310
9/13/2019	10/4/2019	$0.01310
9/20/2019	10/4/2019	$0.01310
9/27/2019	10/4/2019	$0.01310

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A: Controls and Procedures.
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K and determined that the disclosure controls and procedures are effective.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2019 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2019, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement.

Code of Ethics
We, Prospect Capital Management and Prospect Administration have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I of this annual report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

a.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

b.	Exhibits – The following exhibits are filed or incorporated as part of this report.

Exhibit No.

3.1     Fourth Amended Articles of Incorporation(1)
3.2     Articles Supplementary(2)
3.3     Articles Supplementary(3)
3.4     Amended and Restated Bylaws(4)
3.5     Amendment No. 1 to Amended and Restated Bylaws of the Registrant(5)
4     Articles of Merger of the Registrant(6)

10.1	Investment Advisory Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Flexible Income Management, LLC(7)

10.2	Expense Limitation Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Flexible Income Management, LLC(8)
10.3    Distribution Reinvestment Plan(9)

10.4	Dealer Manager Agreement, by and between TP Flexible Income Fund, Inc. and Triton Pacific Securities, LLC(10)

10.5	Global Custody Agreement between the Registrant and The Bank of New York Mellon Trust Company, National Association(11)

10.6	First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Administration LLC(12)

10.7	Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity Fund, Inc.(13)

10.8	Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway Capital Opportunity Fund, Inc.(14)

10.9
Revolving Loan Agreement, dated as of May 16, 2019, by and among TP Flexible Funding, LLC, as borrower; Prospect Flexible Income Management, LLC, as collateral manager; the Lenders from time to time party thereto; Royal Bank of Canada, as administrative agent; and US Bank National Association, as collateral custodian and document custodian(15)

14	Amended Code of Ethics(16)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
________________________

*    Filed herewith.

(1)	Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.

(2)	Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016).

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2019.

(4)	Incorporated by reference to Exhibit 2(b) to the Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on March 15, 2013).

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(9)	Incorporated by reference to Exhibit 2(e) to the Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on July 8, 2013.

(10)
Incorporated by reference to Exhibit 2(h) to the Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on September 25, 2019.

(11)	Incorporated by reference to Exhibit 2(j) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on April 3, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2019.

(13)	Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018.

(14)	Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on February 13, 2019.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2019.

(16)	Incorporated by reference to Incorporated by Reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2019.

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

Signature	Title	Date

/s/ M. Grier Eliasek	Director and Chairman of the Board and CEO	September 27, 2019
M. Grier Eliasek

/s/ Craig J. Faggen	Director	September 27, 2019
Craig J. Faggen

/s/ Andrew C. Cooper	Independent Director	September 27, 2019
Andrew C. Cooper

/s/ William J. Gremp	Independent Director	September 27, 2019
William J. Gremp

/s/ Eugene S. Stark	Independent Director	September 27, 2019
Eugene S. Stark