Form 10-Q
period 2019-09-30
TP Flexible Income Fund, Inc.
filed 2019-11-13
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of November 13, 2019 was 2,369,878.

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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our prospectus, dated September 26, 2019, which was filed with the SEC on September 30, 2019, as supplemented by our prospectus supplement, filed with the SEC on October 25, 2019.
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

PART I
Item 1. Financial Statements

Assets	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
Investments at fair value:
Affiliate investments (cost of $472,357 and $472,357, respectively)	$593,414	$570,816
Non-control/non-affiliate investments (cost of $33,021,280 and $24,426,013, respectively)	31,540,624	23,448,747
Total investments (cost of $33,493,637 and $24,898,370, respectively)	32,134,038	24,019,563
Cash	5,496,557	6,730,743
Deferred financing costs (Note 11)	569,834	457,651
Receivable for investments sold	496,225	952,631
Prepaid expenses and other assets	387,185	427,944
Deferred offering costs	313,967	292,429
Due from Adviser (Note 4)	157,409	128,852
Interest receivable	63,150	46,887
Due from Affiliate (Note 4)	2,137	2,137
Total Assets	39,620,502	33,058,837

Liabilities
Revolving Credit Facility (Note 11)	15,500,000	5,500,000
Payable for investments purchased	—	1,961,399
Payable for shares repurchased	—	495,506
Accrued audit fees	414,185	369,762
Due to Administrator (Note 4)	345,375	341,235
Accrued legal fees	272,880	486,537
Due to Adviser (Note 4)	157,409	127,414
Dividends payable	125,345	126,128
Due to Affiliates (Note 4)	62,486	54,205
Interest payable	54,977	28,063
Accrued expenses	40,832	157,873
Total Liabilities	16,973,489	9,648,122
Commitments and Contingencies (Note 10)	—	—
Net Assets	$22,647,013	$23,410,715

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,392,140 and 2,370,011 shares issued and outstanding, respectively) (Note 3)	$2,392	$2,370
Paid-in capital in excess of par (Note 3)	29,936,368	30,105,995
Total distributable earnings (loss) (Note 6)	(7,291,747)	(6,697,650)
Net Assets	$22,647,013	$23,410,715
Net Asset Value Per Share (Note 12)	$9.47	$9.88

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2019(1)	2018(1)
Investment Income
Interest Income from non-control/non-affiliate investments	$513,909	$173,720
Interest income from structured credit securities	234,735	140,420
Total Investment Income	748,644	314,140

Operating Expenses
Administrator costs (Note 4)	163,793	68,750
Base management fees (Note 4)	157,409	57,679
Amortization of offering costs	120,606	30,445
Interest expense and credit facility expenses (Note 11)	100,170	11,161
Audit and tax expense	55,833	26,500
General and administrative	39,580	6,110
Insurance expense	38,462	28,314
Transfer agent’s fees and expenses	30,553	(4,508)
Legal expense	25,358	439,169
Valuation services (Note 4)	23,565	43,944
Adviser shared service expense (Note 4)	—	7,210
Report and notice to shareholders	—	5,333
Total Operating Expenses	755,329	720,107
Expense limitation payment (Note 4)	(157,409)	(126,851)
Total Net Operating Expenses	597,920	593,256
Net Investment Income (loss)	150,724	(279,116)

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized (losses):
Non-control/non-affiliate investments	(264,029)	(5,354)
Net realized (losses)	(264,029)	(5,354)
Net change in unrealized gains (losses) on:
Non-control/non-affiliate investments	(503,390)	(137,230)
Affiliate investments	22,598	—
Net change in unrealized gains (losses)	(480,792)	(137,230)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	(744,821)	(142,584)
Net Decrease in Net Assets Resulting from Operations	$(594,097)	$(421,700)
Net decrease in net assets resulting from operations per share (Note 12)	$(0.25)	$(0.51)
Dividends declared per share	$(0.17)	$(0.15)

(1) See Notes 1 and 9.
See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
Three Months Ended September 30, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	150,724	150,724
Net realized (losses) on investments	—	—	—	(264,029)	(264,029)
Net change in unrealized gains (losses) on investments	—	—	—	(480,792)	(480,792)
Distributions to Shareholders (Note 5)
Return of capital distributions -FLEX Class A common shares	—	—	(406,041)	—	(406,041)
Capital Transactions
Shares issued	2,197	2	24,998	—	25,000
Commissions and fees on shares issued	—	—	(1,857)	—	(1,857)
Shares issued through reinvestment of dividends	19,932	20	213,273	—	213,293
Total Increase (Decrease) for the three months ended September 30, 2019	22,129	$22	$(169,627)	$(594,097)	$(763,702)
Balance as of September 30, 2019	2,392,140	$2,392	$29,936,368	$(7,291,747)	$22,647,013

See notes to consolidated financial statements

(unaudited)

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
Three Months Ended September 30, 2018	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)(1)	Total Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,853,330	$(506,740)	$8,353,164
Net decrease in net assets resulting from operations
Net investment (loss)	—	—	—	(279,116)	(279,116)
Net realized (losses) on investments	—	—	—	(5,354)	(5,354)
Net change in unrealized gains (losses) on investments	—	—	—	(137,230)	(137,230)
Distributions to Shareholders (Note 5)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(114,501)	—	(114,501)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(6,207)	—	(6,207)
Capital Transactions
Shares issued through reinvestment of dividends	4,699	47	59,075	—	59,122
Repurchase of common shares	(31,716)	(317)	(401,532)	—	(401,849)
Total Increase (Decrease) for the three months ended September 30, 2018	(27,017)	$(270)	$(463,165)	$(421,700)	$(885,135)
Balance as of September 30, 2018	630,353	$6,304	$8,390,165	$(928,440)	$7,468,029

(1) See Note 2 - Significant Accounting Policies.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(594,097)	$(421,700)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Amortization of offering costs	120,606	30,445
Purchases of investments	(10,434,610)	—
Repayments and sales of portfolio investments	1,622,438	294,646
Net change in unrealized loss on investments	480,792	137,228
Net realized gain/(loss) on investments	264,029	5,354
Accretion of purchase discount on investments, net	(47,101)	27,415
Amortization of deferred financing costs	12,817	—
Paid-in-kind interest	(29)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	456,406	—
Interest receivable	(16,263)	(9,825)
Due from Adviser (Note 7)	(28,557)	56,972
Deferred offering costs (Note 7)	(142,144)	—
Prepaid expenses	40,759	(6,830)
Due from Affiliate (Note 7)	—	(6,646)
Increase (Decrease) in operating liabilities
Due to Adviser (Note 7)	29,995	—
Accrued expenses	(117,041)	423,061
Accrued legal fees	(213,657)	—
Accrued audit fees	44,423	—
Due to Administrator (Note 7)	4,140	22,917
Payable for investments purchased	(1,961,399)	—
Due to Affiliates (Note 7)	8,281	3,112
Interest payable	26,914	(1,322)
Net cash used in operating activities	(10,443,298)	554,827
Cash flows from financing activities:
Gross proceeds from shares issued (Note 5)	25,000	—
Commissions and fees on shares issued (Note 7)	(1,857)	—
Distributions paid to stockholders	(193,525)	(65,848)
Repurchase of common shares	(495,506)	(401,849)
Financing costs paid and deferred	(125,000)	—
Borrowings under Revolving Credit Facility	10,000,000	—
Repayments under Revolving Credit Facility	—	(150,000)
Net cash provided by financing activities	9,209,112	(617,697)
Net increase in cash	(1,234,186)	(62,870)
Cash at beginning of period	6,730,743	587,722
Cash at end of period	$5,496,557	$524,852
Supplemental disclosure of cash flow financing activities:
Value of shares issued through reinvestment of dividends	$213,293	$59,122
Supplemental disclosures:
Cash paid for interest	$60,439	$12,483
See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2019 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien(k)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.04%)	1.00	5/1/2023	$471,875	$467,476	$440,698	1.95%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	339,500	336,407	304,491	1.34%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,798	355,846	1.57%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.61%)	—	10/1/2025	2,091,599	2,045,375	2,042,140	9.02%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.11%)	—	5/21/2026	1,995,000	1,963,870	1,967,179	8.69%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,063	118,075	102,791	0.45%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.36%)	—	11/29/2025	1,993,725	1,930,309	1,912,917	8.45%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.61%)	1.00	12/22/2024	456,250	451,837	443,703	1.96%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	994,962	982,002	993,718	4.39%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.10%)	1.00	4/3/2023	487,500	482,996	479,578	2.12%
Janus International Group, LLC (g)	Construction & Building	7/9/2019	1ML+4.50% (6.61%)	—	2/12/2025	1,743,744	1,743,744	1,754,642	7.75%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (5.86%)	1.00	9/7/2023	497,439	492,920	498,993	2.20%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	2,092,758	2,062,540	2,056,135	9.08%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (5.87%)	1.00	9/30/2024	242,281	239,992	243,120	1.07%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.37%)	1.00	9/29/2020	738,718	730,276	661,153	2.92%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.11%)	1.00	3/21/2025	492,500	483,151	499,888	2.21%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,246,875	1,243,862	1,251,563	5.53%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (7.75%)	1.00	12/20/2024	746,203	746,203	746,203	3.29%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.36%)	—	11/28/2025	2,091,620	2,072,446	1,970,829	8.70%
Securus Technologies Holdings, Inc. (g)	Telecommunications	7/31/2019	3ML+4.50% (6.83%)	1.00	11/1/2024	1,994,924	1,814,846	1,814,890	8.01%
Sorenson Communications, LLC (g)	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	487,500	487,500	483,926	2.14%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (5.80%)	1.00	10/5/2024	497,475	495,131	486,906	2.15%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.54%)	1.00	8/16/2024	343,035	339,798	342,177	1.51%
VT Topco, Inc. (g)	Sovereign & Public Finance	7/26/2019	3ML+3.75% (6.08%)	—	8/1/2025	997,483	995,036	995,612	4.40%
Wirepath LLC (g)	Services: Business	7/31/2017	3ML+4.00% (6.33%)	1.00	8/5/2024	490,059	487,748	468,007	2.07%
Total Senior Secured Loans-First Lien							$23,560,338	$23,317,105	102.97%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (8.86%)	1.00	10/29/2025	$500,000	$495,257	$312,500	1.38%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,156	9,532	2,789	0.01%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,775	96,875	0.43%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.33%)	1.00	5/1/2025	500,000	492,907	469,533	2.07%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.62%)	1.00	9/29/2025	437,500	434,791	443,334	1.96%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.11%)	1.00	8/8/2025	749,792	739,136	710,195	3.14%
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.82%)	1.00	4/18/2025	500,000	497,689	154,375	0.68%
Total Senior Secured Loans-Second Lien							$2,792,087	$2,189,601	9.67%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2019 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Unsecured Bonds (a)(j)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	$1,000,000	$942,557	$982,520	4.34%
Total Senior Unsecured Bonds							$942,557	$982,520	4.34%

Structured subordinated notes (a)(e)(f)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	24.66%	N/A	10/20/2030	$250,000	$157,931	$166,229	0.73%
Apidos CLO XXVI	Structured Finance	7/25/2019	23.31%	N/A	7/18/2029	250,000	172,450	183,369	0.81%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.17%	N/A	7/15/2030	250,000	$172,602	$173,262	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	16.47%	N/A	1/22/2030	500,000	489,650	444,848	1.96%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.94%	N/A	7/24/2030	250,000	171,095	124,680	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.43%	N/A	10/29/2029	250,000	189,785	150,438	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.91%	N/A	4/22/2030	250,000	178,370	170,802	0.75%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	15.61%	N/A	10/22/2030	250,000	185,422	170,620	0.75%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	16.71%	N/A	7/16/2029	850,000	551,745	464,948	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	21.8%	N/A	7/19/2030	500,000	274,859	284,262	1.26%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	15.08%	N/A	2/14/2031	387,538	224,855	190,819	0.84%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	15.14%	N/A	3/17/2030	475,000	452,822	397,737	1.76%
OZLM XII, Ltd.	Structured Finance	1/20/2017	8.84%	N/A	4/30/2027	275,000	213,855	160,813	0.71%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.35%	N/A	1/26/2031	1,500,000	897,497	874,320	3.86%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	25.2%	N/A	10/23/2031	150,000	67,372	71,698	0.32%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	18.98%	N/A	1/21/2031	250,000	243,970	236,636	1.04%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	11.31%	N/A	7/30/2030	325,000	242,683	188,400	0.83%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.77%	N/A	10/15/2031	250,000	215,614	215,463	0.95%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	13.69%	N/A	10/15/2030	278,312	196,061	161,244	0.71%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	19.88%	N/A	1/21/2031	250,000	218,906	220,810	0.98%
Total Structured subordinated notes(e)(f)							$5,517,544	$5,051,398	22.29%

Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$593,414	2.62%
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$593,414	2.62%

Total Portfolio Investments							$33,493,637	$32,134,038	141.89%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2019, 17% are non-qualifying assets as a percentage of assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. As of September 30, 2019, the one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates were 2.02%, 2.07%, 2.09%, and 2.06%, respectively.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2019 (unaudited)

(unaudited)

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

(f)	All structured subordinated notes are co-investments with other entities managed by an affiliate of the Adviser (see Note 4).

(g)	The senior structured loan is held as collateral at the SPV, TP Flexible Funding, LLC as of September 30, 2019.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at September 30, 2019 represented 2.62% of the Company’s net assets. Fair value as of September 30, 2019 along with transactions during the period ended September 30, 2019 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at September 30, 2019	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$570,816	$—	$—	$22,598	—	$593,414	$—
Total		$570,816	$—	$—	$22,598	$—	$593,414	$—
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

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien(k)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.42%)	1.00	5/1/2023	$475,000	$470,292	$446,597	1.91%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	340,375	337,013	333,568	1.42%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,152	355,734	1.52%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.94%)	—	10/1/2025	1,246,867	1,203,024	1,206,500	5.15%
Deluxe Entertainment Services Group, Inc.	Services: Business	10/24/2016	3ML+5.50% (8.08%)	1.00	2/28/2020	326,662	317,103	292,362	1.25%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.40%)	—	5/21/2026	1,500,000	1,477,879	1,477,350	6.31%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,375	118,197	101,469	0.43%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.65%)	—	11/29/2025	498,747	497,513	479,004	2.05%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.94%)	1.00	12/22/2024	462,500	457,874	450,746	1.93%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	997,481	983,926	991,247	4.23%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.33%)	1.00	4/3/2023	488,750	483,922	477,142	2.04%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (6.19%)	1.00	9/7/2023	498,719	493,911	496,226	2.12%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	748,096	737,058	731,264	3.12%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (6.15%)	1.00	9/30/2024	242,892	240,488	242,930	1.04%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.66%)	1.00	9/29/2020	744,359	733,789	744,359	3.18%
Prospect Medical Holdings, Inc. (g)	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (7.94%)	1.00	2/22/2024	493,750	483,992	467,416	2.00%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.40%)	1.00	3/21/2025	493,750	483,971	498,688	2.13%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,250,000	1,246,875	1,250,256	5.34%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (8.08%)	1.00	12/20/2024	748,101	748,101	748,101	3.20%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.69%)	—	11/28/2025	1,246,875	1,240,028	1,221,938	5.22%
SESAC Holdco II LLC (g)	Media: Diversified & Production	4/16/2019	1ML+3.25% (5.40%)	1.00	2/23/2024	498,724	489,513	489,685	2.09%
Sorenson Communications, LLC	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	500,000	500,000	496,134	2.12%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (6.15%)	1.00	10/5/2024	498,737	496,276	497,181	2.12%
Travel Leaders Group, LLC (g)	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.38%)	1.00	1/25/2024	495,000	495,029	496,648	2.12%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.90%)	1.00	8/16/2024	343,901	340,497	343,256	1.47%
Wirepath LLC (g)	Services: Business	7/31/2017	1ML+4.00% (6.44%)	1.00	8/5/2024	491,297	488,866	490,069	2.09%
Total Senior Secured Loans-First Lien							$15,911,289	$15,825,870	67.6%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9.19%)	1.00	10/29/2025	$500,000	$495,061	$461,250	1.97%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,127	9,457	7,677	0.03%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,533	96,875	0.41%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.60%)	1.00	5/1/2025	500,000	492,587	470,000	2.01%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.90%)	1.00	9/29/2025	437,500	434,677	444,154	1.90%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.44%)	1.00	8/8/2025	749,792	738,678	717,146	3.06%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.94%)	1.00	4/18/2025	500,000	497,584	308,125	1.32%
Total Senior Secured Loans-Second Lien							$2,790,577	$2,505,227	10.7%

Senior Unsecured Bonds (a)(j)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	$450,000	$444,957	$402,163	1.72%
Total Senior Unsecured Bonds							$444,957	$402,163	1.72%

Structured subordinated notes (a)(e)(f)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.23%	N/A	10/20/2030	$250,000	$156,400	$162,383	0.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.64%	N/A	7/15/2030	250,000	170,233	179,108	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	17.03%	N/A	1/22/2030	500,000	493,001	466,165	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.11%	N/A	7/24/2030	250,000	170,747	128,700	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.39%	N/A	10/29/2029	250,000	188,924	154,057	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.24%	N/A	4/22/2030	250,000	178,423	182,950	0.78%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.25%	N/A	10/22/2030	250,000	188,558	180,119	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.01%	N/A	7/16/2029	850,000	556,194	479,186	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	22.82%	N/A	7/19/2030	500,000	270,348	297,326	1.27%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.05%	N/A	2/14/2031	387,538	223,038	206,601	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	16.18%	N/A	3/17/2030	475,000	456,377	405,248	1.73%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.59%	N/A	4/30/2027	275,000	219,453	171,524	0.73%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.73%	N/A	1/26/2031	1,500,000	902,022	881,608	3.77%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	19.05%	N/A	1/21/2031	250,000	245,476	246,338	1.05%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	14.81%	N/A	10/15/2030	278,312	188,161	159,683	0.68%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.38%	N/A	1/21/2031	250,000	217,902	221,741	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.4%	N/A	7/30/2030	325,000	245,179	192,750	0.82%
Total Structured subordinated notes(e)(f)							$5,070,436	$4,715,487	20.14%

Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$570,816	2.44%
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$570,816	2.44%

Total Portfolio Investments							$24,898,370	$24,019,563	102.6%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2019, 17% are non-qualifying assets as a percentage of assets.

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

See notes to consolidated financial statements

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we have offered and will in the future offer to repurchase certain of our outstanding shares (the "Special Repurchase Offer"). In connection with this Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019, the date of TPIC’s 2019 annual stockholder meeting (the “Eligible Stockholders”), were and will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchased shares in our continuous public offering were not and will not be able to participate in the Special Repurchase Offer.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2019.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2019, our qualifying assets as a percentage of total assets, stood at 83.27%.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated at that time and that write-down is recognized as a realized loss. Amounts for investments traded but

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

not yet settled are reported in Payable for investments purchased and Receivable for investments sold in the Consolidated Statements of Assets and Liabilities.
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
Interest income from investments in the “equity” positions of CLOs (typically income notes or subordinated notes) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows in accordance with ASC 325-40, Beneficial Interest in the Securitized Financial Assets. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss
Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2019 and 2018, PIK interest included in interest income totaled $29 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Net Realized and Net Change in Unrealized Gains or Losses. Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
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
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company are capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis. Prior to the Merger, there were offering and organizational costs due to the PWAY's investment adviser (as such term is defined in Note 4).
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management's estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of September 30, 2019, there were no issued convertible securities.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have presented the financial statements for the three months ended September 30, 2019 in accordance with these amendments, and have retrospectively applied the amendments to the presentation of prior financial statement periods.
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

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the three months ended September 30, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(187,902)	$37,548	$(356,386)	$(506,740)
Net Increase in Net Assets Resulting from Operations:
Net investment income	(279,116)	—	—	(279,116)
Net realized losses	—	(5,354)	—	(5,354)
Net change in net unrealized losses	—	—	(137,230)	(137,230)
Distributions to Shareholders:
Distributions from net investment income	—	—	—	—
Balance as of September 30, 2018	$(467,018)	$32,194	$(493,616)	$(928,440)

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the taxable earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock during the three months ended September 30, 2019:

	FLEX Class A Common Shares
Three Months Ended September 30, 2019	Shares	Amount
Shares issued	2,197	$25,000
Shares issued from reinvestment of distributions	19,932	213,293
Repurchase of common shares	—	—
Net increase (decrease) from capital transactions	22,129	$238,293
Below is a summary of transactions with respect to shares of common stock of PWAY during the three months ended September 30, 2018:

	Class A Shares		Class I Shares		Total
Three Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	4,648	58,480	51	642	4,699	59,122
Repurchase of common shares	(31,374)	(397,499)	(342)	(4,350)	(31,716)	(401,849)
Net increase/(decrease) from capital transactions	(26,726)	$(339,019)	(291)	$(3,708)	(27,017)	$(342,727)
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees as noted in the tables above for the three months ended September 30, 2019, and 2018.
The net increase (decrease) from capital transactions during the three months ended September 30, 2019, and 2018 also includes reinvested stockholder distributions as noted in the tables above.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Special Repurchase Offer
At the 2019 Annual Meeting of TPIC"s Stockholders (the "2019 Annual Meeting"), TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, pursuant to the requirements of the SBCA we are required to conduct four Special Repurchase Offers that, taken together, allow all of the Eligible Stockholders (former stockholders of TPIC as of March 15, 2019, the date of the 2019 Annual Meeting) to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger are not eligible to participate in these Special Repurchase Offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting are not eligible for repurchase in these Special Repurchase Offers. These Special Repurchase Offer are separate and apart from our share repurchase program discussed above.

The Special Repurchase Offer consists of four quarterly tender offers, the first of which occurred in the second fiscal quarter of 2019 and the second of which began in the third fiscal quarter of 2019, with the remainder occurring in each of the following two fiscal quarters.  Each of the four tender offers that is part of the Special Repurchase Offer allows the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the Special Repurchase Offer is equal to the net asset value per share of our common stock as of the date of each such repurchase.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended September 30, 2019
September 30, 2019(1)(2)	October 8, 2019	34,489	100%	9.46	$326,262

Year ended June 30, 2019
June 30, 2018(3)	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(3)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(3)	February 15, 2019	17,749	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for year ended June 30, 2019		118,560			$1,306,385

(1)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.
(2) The repurchase for the three months ended September 30, 2019, was effective and paid after September 30, 2019 and therefore is not included in capital transactions for the three months ended September 30, 2019.

(3)
As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement (the “Administration Agreement”) with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company. The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2019 and 2018, administrative costs incurred by the Company to the Administrator were $163,793 and $68,750, respectively. As of September 30, 2019 and June 30, 2019, $345,375 and $341,235 was payable to the Administrator.
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
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. Prior to the Merger, PWAY paid 2% annually. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and will is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. For the three months ended September 30, 2018, PWAY paid routine non-compensation overhead expenses of the Adviser in an amount up to 0.0625% per quarter (0.25% annualized) of PWAY's average total assets which totaled $7,210 which is presented as adviser shared service expense in the Consolidated Statement of Operations. Adviser shares service expense is no longer in effect post Merger.
The total base management fee incurred by the Adviser was $157,409 during the three months ended September 30, 2019, which was waived by the Adviser. The total base management fee incurred to the favor of PWAY’s investment adviser was $57,679 during the three months ended September 30, 2018. After the waiver, there were $0 in base management fees due to the Adviser as of September 30, 2019 and June 30, 2019.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to our Adviser. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
Incentive Fee- Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to our Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. As of September 30, 2019, no incentive fee for capital gains was accrued due net unrealized depreciation. Operating expenses are not taken into account when determining capital gains incentive fees.
There were no incentive fees accrued for the three months ended September 30, 2019 and the year ended June 30, 2019.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2019 and 2018, PRIS incurred $20,793 and $16,251, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $39,119 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2019 and 2018, PSEC incurred $2,351 and $3,119, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $2,351 and $2,348 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended September 30, 2019 and 2018, the Company incurred $0 and $5,992, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $0 of expense is due from PSEC, which is presented as due from affiliate on the Statement of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2019. The officers do not receive any direct compensation from the Company.
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
PWAY’s Expense Support and Expense Limitation Agreement
PWAY entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Pathway Capital Opportunity Fund Management, LLC (the “PWAY Adviser”), whereby the PWAY Adviser agreed to reimburse PWAY for operating expenses in an amount equal to the difference between distributions to its stockholders for which a record date occurred in each quarter less the sum of PWAY's net investment income, the net realized capital gains/losses and dividends and other distributions paid to us from its portfolio investments during such period (“Expense Support Reimbursement”). To the extent that there were no dividends or other distributions to PWAY's stockholders for which a record date had occurred in any given quarter, then the Expense Payment for such quarter was equal to such amount necessary in order for available operating funds for the quarter to equal zero. PWAY had a conditional obligation to reimburse the PWAY Adviser for any amounts funded by the PWAY Adviser under the Expense Support Agreement. Following any calendar quarter in which Available Operating Funds in such calendar quarter exceeded the cumulative distributions to stockholders for which a record date occurred in such calendar quarter (“Excess Operating Funds”) on a date mutually agreed upon by the PWAY Adviser and PWAY (each such date, a “Reimbursement Date”), PWAY paid such Excess Operating Funds, or a portion thereof, to the extent that PWAY had cash available for such payment, to the PWAY Adviser until such time as all Expense Payments made by the PWAY Adviser to PWAY had been reimbursed; provided that (i) the operating expense ratio as of such Reimbursement Date was equal to or less than the operating expense ratio as of the Expense Payment Date attributable to such specified Expense Payment; (ii) the annualized distribution rate, which included all regular cash distributions paid and excluded special distributions or the effect of any stock dividends paid, as of such Reimbursement Date was equal to or greater than the annualized distribution rate as of the Expense Payment Date attributable to such specified Expense Payment; and (iii) such specified Expense Payment Date was not earlier than three years prior to the Reimbursement Date. The Expense Support Agreement including any amendments, terminated on October 31, 2017.
The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses, any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceeded the expense limitation per class on a per annum basis of PWAY’s average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser’s agreement to limit PWAY’s expenses, PWAY agreed to repay the PWAY Adviser in the amount of any fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement was made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

reimbursement was not made if it would cause the Expense Limitation, or any lower limit had been put in place, to be exceeded. PWAY received Expense Limitation payments from the PWAY adviser of $126,851 for the three months ended September 30, 2018. On October 31, 2018, the Expense Limitation Agreement expired.
On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was be entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $157,409 for the three months ended September 30, 2019.
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
The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	Expense Limitation Payments Due from Adviser	Expense Limitations Payments Reimbursed to Adviser	Unreimbursed Expense Limitation Payments	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
Total	$286,261		$286,261

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dealer Manager Agreement
TPIC over reimbursed their dealer Manager Triton Pacific Securities ("TPS") for related offering costs and general and administrative expenses prior to the Merger. This resulted in a receivable in an amount of $2,137 which is presented as due from affiliates on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, the Company owes TPS $20,022 related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - DISTRIBUTIONS
As of September 30, 2019 and June 30, 2019, dividend payable is $125,345 and $126,128, respectively, which is presented as due from affiliate on the Statement of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended September 30, 2019 and 2018:

	Distributions
For the Three Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
Fiscal Year 2020
July 5, 12, 19 and 26, 2019	$0.0524	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.0655	$156,184
September 6, 13, 20 and 27, 2019	$0.0524	$125,345

	Distributions
For the Three Months Ended	PWAY Class A Common Shares, per share(1)	PWAY Class A Common Shares, Amount Distributed
Fiscal Year 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312

	Distributions
For the Three Months Ended	PWAY Class I Common Shares, per share(1)	PWAY Class I Common Shares, Amount Distributed
Fiscal Year 2019
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06092	$1,994

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

The following FLEX distributions were previously declared and have record dates subsequent to September 30, 2019:

Record Date	Payment date	FLEX Class A Common Shares, per share
October 4, 11, 18 and 25, 2019	October 31, 2019	$0.05240
November 1, 8, 15, 22 and 29, 2019	December 4, 2019	$0.06550
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

investments in portfolio companies and expense reimbursements from the Adviser. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
During the three months ended September 30, 2019, the Company's officers and directors did not purchase any shares of our stock.
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

The likely and expected tax character of distributions declared and paid to the Company's shareholders during the nine months ended September 30, 2019 was as follows:

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - September 30, 2019	Unaudited Nine Months Ended September 30, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	817,008	930,983
Total	$162,334	$817,008	$979,342

Following the merger, the Company's cost basis of investments as of September 30, 2019 for tax purposes was $33,101,862, resulting in an estimated net unrealized loss of $967,825. Following the merger, the gross unrealized gains and losses as of September 30, 2019 were $438,080 and $1,405,905, respectively.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following estimates the net decrease in net assets resulting from operations to taxable income for the nine months ended September 30, 2019, which will be included as part of our tax return for the tax year ended December 31, 2019.

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - September 30, 2019	Unaudited Nine Months Ended September 30, 2019
Net increase in net assets resulting from operations	$(775,946)	$(1,541,558)	$(2,317,504)
Net realized loss on investments	(1,672)	1,449,103	1,447,431
Net unrealized (gains) losses on investments	61,423	(438,473)	(377,050)
Other temporary book-to-tax differences	—	(86,691)	(86,691)
Permanent differences	659,270	221,623	880,893
Taxable income before deductions for distributions	$(56,925)	$(395,996)	$(452,921)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

payments, nondeductible federal excise taxes and net operating losses, among other items. For the year ended June 30, 2019, we increased accumulated net investment loss by $899,819 increased additional paid in capital by $899,819.
NOTE 7 - INVESTMENT PORTFOLIO
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2019 and June 30, 2019:

	September 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$23,560,338	$23,317,105	72%
Senior Secured Loans-Second Lien	2,792,087	2,189,601	7%
Senior Unsecured Bonds	942,557	982,520	3%
Structured Subordinated notes	5,517,544	5,051,398	16%
Equity/Other	681,111	593,414	2%
Total Portfolio Investments	$33,493,637	$32,134,038	100%

	June 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,790,577	2,505,227	10%
Senior Unsecured Bonds	444,957	402,163	2%
Structured Subordinated notes	5,070,436	4,715,487	20%
Equity/Other	681,111	570,816	2%
Total Portfolio Investments	$24,898,370	$24,019,563	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and June 30, 2019:

	September 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,051,398	16%
High Tech Industries	4,703,373	15%
Healthcare & Pharmaceuticals	4,691,689	15%
Telecommunications	3,727,807	11%
Services: Business	2,465,773	8%
Media: Broadcasting & Subscription	2,166,845	7%
Construction & Building	1,754,642	5%
Services: Consumer	1,016,999	3%
Sovereign & Public Finance	995,612	3%
Financial	982,520	3%
Media: Advertising, Printing & Publishing	949,111	3%
Retail	887,190	2%
Beverage, Food & Tobacco	499,888	2%
Automotive	498,993	2%
Transportation: Cargo	486,906	2%
Consumer	483,926	1%
Hotel, Gaming & Leisure	458,866	1%
Energy: Oil & Gas	312,500	1%
Total	$32,134,038	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets measured at fair value as of September 30, 2019 and June 30, 2019, respectively:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$23,317,105	$23,317,105
Senior Secured Loans-Second Lien	—	—	2,189,601	2,189,601
Equity/Other	—	—	593,414	593,414
Senior Unsecured Bonds	—	982,520	—	982,520
Structured subordinated notes	—	—	5,051,398	5,051,398
Total Portfolio Investments	$—	$982,520	$31,151,518	$32,134,038

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$15,825,870	$15,825,870
Senior Secured Loans-Second Lien	—	—	2,505,227	2,505,227
Equity/Other	—	—	570,816	570,816
Senior Unsecured Bonds	—	402,163	—	402,163
Structured subordinated notes	—	—	4,715,487	4,715,487
Total Portfolio Investments	$—	$402,163	$23,617,400	$24,019,563
The Company’s investments as of September 30, 2019 consisted of debt securities that are traded on a private over-the-counter market for institutional investors, structured subordinated notes and two equity investments. Generally, the Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples. Certain investments are valued utilizing a combination of yield analysis and discounted cash flow technique, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate yield, i.e. discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The following is a reconciliation for the three months ended September 30, 2019 and 2018, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$570,816	$4,715,487	$23,617,400
Net realized (losses) on investments	(264,029)	—	—	—	(264,029)
Net change in unrealized gains (losses) on investments	(157,812)	(317,167)	22,598	(111,199)	(563,580)
Net realized and unrealized gains (losses) on investments	(421,841)	(317,167)	22,598	(111,199)	(827,609)
Purchases of investments	9,502,125	—	—	438,860	9,940,985
Payment-in-kind interest	—	29	—	—	29
Accretion (amortization) of purchase discount and premium, net	33,389	1,512	—	8,250	43,151
Repayments and sales of portfolio investments	(1,622,438)	—	—	—	(1,622,438)
Transfers within Level 3(1)	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—
Fair Value at September 30, 2019	$23,317,105	$2,189,601	$593,414	$5,051,398	$31,151,518

Net increase in unrealized loss attributable to Level 3 investments still held at the end of the period	$(197,337)	$(317,138)	$22,598	$(111,199)	$(603,076)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the three months ended September 30, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Structured Subordinated notes
Fair Value at June 30, 2018	$3,127,896
Realized loss on investments	(20,261)
Net change in unrealized gain/loss on investments	(77,781)
Purchases of investments	—
Distributions received from investments	—
Payment-in-kind interest	—
Accretion (amortization) of purchase discount and premium, net	26,680
Repayments and sales of portfolio investments	(52,402)
Transfers within Level 3(1)	—
Transfers in (out) of Level 3(1)	—
Fair Value at September 30, 2018	$3,004,132

Net increase in unrealized gain attributable to Level 3 investments still held at the end of the period	$(77,781)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the three months ended June 30, 2018.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2019:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$23,317,105	Market quotes	Indicative dealer quotes	86.33-101.50	97.23
Senior Secured Second Lien Debt	2,189,601	Market quotes	Indicative dealer quotes	25.00-101.33	85.93
Equity/Other	593,414	Market comparables	EBITDA multiples (x)	0.00x-8.00x	8.00x
Subordinated structured notes	5,051,398	Discounted Cash Flow	Discount Rate	18.26%- 25.27%(1)	21.04%(1)
Total	$31,151,518
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 11 - REVOLVING CREDIT FACILITY

PWAY – Pre-Merger
On August 25, 2015, PWAY closed on a credit facility with BNP Paribas Prime Brokerage International, Ltd. (the “Revolving Credit Facility”). The Revolving Credit Facility included an accordion feature which allowed commitments to be increased up to $25,000,000 in the aggregate. Interest on borrowings under the Revolving Credit Facility is three-month LIBOR plus 120 basis points with no minimum LIBOR floor. The Revolving Credit Facility closed prior to the Merger.
During the three months ended September 30, 2018, we recorded $11,161 of interest expense related to PWAY's Revolving Credit Facility.

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
As of September 30, 2019 and June 30, 2019, we had $15,500,000 and $5,000,000, respectively outstanding on our Credit Facility. As of September 30, 2019, the investments used as collateral for the Credit Facility had an aggregate fair value of $23,337,072, which represents 73% of our total investments. As permitted by ASC 825-10-25, we have not elected to value our Credit Facility which is categorized as Level 2 under ASC 820 as of September 30, 2019.

In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2019, $569,834 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2019, we recorded $100,170 of interest costs and amortization of financing costs on the Credit Facility as interest expense.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12- FINANCIAL HIGHLIGHTS

	Three months ended September 30,
	2019	2018(e)
	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of year	$9.88	$9.89
Net investment income	0.06	(0.34)
Net realized and unrealized (losses) on investments	(0.31)	(0.17)
Net increase (decrease) in net assets resulting from operations	(0.25)	(0.51)
Distributions(b)
Return of capital distributions	(0.17)	(0.15)
Dividends from net investment income	—	—
Total Distributions	(0.17)	(0.15)
Offering costs	—	—
Other (c)	0.01	(0.01)
Net asset value at end of period	$9.47	$9.22
Total return based on net asset value (d)	(2.64)%	(4.91)%

Supplemental Data:
Net assets at end of period	$22,647,013	$7,468,029
Average net assets	$23,028,864	$7,958,367
Average shares outstanding	2,382,257	827,874
Ratio to average net assets:
Total annual expenses	13.12%	36.19%
Total annual expenses (after expense limitation agreement)	10.39%	29.82%
Net investment income (loss)	2.62%	(14.03)%

Portfolio Turnover	1.95%	—%

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

(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the year and assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded. Total return has not been annualized.

(e) Data presented includes the shareholder activity of PWAY Class A and Class I shares prior to the merger and conversion into shares of the Company. The net asset value per share at beginning of year has been adjusted by the exchange ratio used in the merger.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Year Ended	Year Ended	Year Ended
	June 30, 2019(e)	June 30, 2018	June 30, 2018
		Class A	Class I
Per Share Data(a):
Net asset value at beginning of period	$9.89	$13.53	$13.53
Net investment income	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.54)	(0.62)	(0.62)
Dividends from net investment income	(0.03)	(0.24)	(0.24)
Total Distributions	(0.57)	(0.86)	(0.86)
Offering costs	0.61	—	—
Other (c)	0.15	0.05	0.04
Net asset value at end of year	$9.88	$12.71	$12.73
Total return based on net asset value (d)	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$23,410,715	$7,933,028	$420,136
Average net assets	$12,536,923	$8,314,166	$439,787
Average shares outstanding	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	9.11%	8.91%	8.73%
Net investment income	2.15%	5.92%	6.04%

Portfolio Turnover	93.42%	37.42%	37.42%

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Year Ended	Period Ended
	June 30, 2017	June 30, 2016 (a)
Per Share Data(b):
Net asset value, beginning of year or period	$12.81	$13.80
Net investment income	0.71	1.21
Net realized and unrealized gains (losses) on investments	0.68	(0.03)
Net increase in net assets resulting from operations	1.39	1.18
Return of capital distributions(c)	(0.92)	(0.75)
Offering costs	0.03	(0.62)
Other(d)	0.22	(0.80)
Net asset value, end of year or period	$13.53	$12.81
Total return, based on NAV(e)	13.20%	(1.75)%

Supplemental Data:
Net assets, end of year or period	$8,405,744	$5,976,355
Average net assets	$7,508,410	$3,597,990
Average shares outstanding	550,843	341,596
Ratio to average net assets:
Expenses without expense support payment	22.05%	36.65%
Expenses after expense support payment	10.52%	3.41%
Net investment income	5.19%	11.50%

Portfolio turnover	27.54%	4.27%

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 13, 2019 and notes the following:
Sales of Common Stock
For the period beginning October 1, 2019 and ending November 13, 2019, the Company issued 12,227 shares pursuant to its distribution reinvestment plan in the amount of $130,824.
Investment Activity
During the period from October 1, 2019 and ending November 13, 2019, the Company made 2 investments totaling $2,250,000.
Tender Offer
On September 6, 2019, we made an offer to investors in Triton Pacific Investment Corporation as of September 30, 2019 as part of the Special Tender Offer to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, at a price equal to the net asset value per share determined as of October 8, 2019. The offer expired at 4:00 P.M., Eastern Time, on October 4, 2019 and a total of 34,489 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $9.46 per share for an aggregate purchase price of approximately $326,262. The repurchase for the three months ended September 30, 2019, was effective and paid after September 30, 2019 and therefore is not included in capital transactions for the three months ended September 30, 2019.

Distributions
On October 3, 2019, the Company’s board of directors declared distributions for the months of October 2019 and November 2019, which reflected an annualized distribution rate of 6.0%. On November 13, 2019, the Company’s board of directors declared distributions for the months of December 2019, January 2020 and February 2020, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in October 2019, November 2019, December 2019, January 2020 and February 2020 and equal a weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Record Date	Payment Date	Distribution Amount
10/4/2019	10/31/2019	$0.01310
10/11/2019	10/31/2019	$0.01310
10/18/2019	10/31/2019	$0.01310
10/25/2019	10/31/2019	$0.01310
11/1/2019	12/5/2019	$0.01310
11/8/2019	12/5/2019	$0.01310
11/15/2019	12/5/2019	$0.01310
11/22/2019	12/5/2019	$0.01310
11/29/2019	12/5/2019	$0.01310
12/6/2019	1/3/2020	$0.01310
12/13/2019	1/3/2020	$0.01310
12/20/2019	1/3/2020	$0.01310
12/27/2019	1/3/2020	$0.01310
1/3/2020	2/7/2020	$0.01310
1/10/2020	2/7/2020	$0.01310
1/17/2020	2/7/2020	$0.01310
1/24/2020	2/7/2020	$0.01310
1/31/2020	2/7/2020	$0.01310
2/7/2020	3/6/2020	$0.01310
2/14/2020	3/6/2020	$0.01310
2/21/2020	3/6/2020	$0.01310
2/28/2020	3/6/2020	$0.01310

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part II, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.

The terms “FLEX,” “the Company,” “we,” “us” and “our” mean TP Flexible Income Fund, Inc. unless the context specifically requires otherwise.

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

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we have offered and will in the future offer to repurchase certain of our outstanding shares (the "Special Repurchase Offer"). In connection with this Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019, the date of TPIC’s 2019 annual stockholder meeting (the “Eligible Stockholders”), were and will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchased shares in our continuous public offering were not and will not be able to participate in the Special Repurchase Offer.

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

◦
The first of our four quarterly Special Repurchase Offers expired on June 24, 2019, and in that offer we repurchased 49,900 shares of our Class A common stock for the gross proceeds of $495,506. The second of our four quarterly Special Repurchase Offers expired on October 4, 2019, and in that offer we repurchased 34,489 shares of our Class A common stock for gross proceeds of $326,262.

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

We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $11.38 per Class A Share. As of November 13, 2019, we have sold a total of 2,369,878 shares of common stock, including 128,453 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,438,161, including the reduction due to ($1,425,785) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to our Former Adviser in exchange for gross proceeds of $200,003. As a result of the merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is controlled by Prospect Capital Management, who owns a majority of its voting units. Mr. Eliasek is the principal officer of the Adviser.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2019, we purchased investment securities (excluding short-term securities) of $10,434,610. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $1,622,438, resulting in a total net portfolio growth of $8,812,172.
Debt Issuances and Redemptions
During the three months ended September 30, 2019, we drew an additional $10,000,000 on our Revolving Credit Facility for a total of $15,500,000 outstanding on our credit facility as of September 30, 2019.
On September 6, 2019, we made an offer to investors in Triton Pacific Investment Corporation as of September 30, 2019 as part of the Special Tender Offer to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, at a price equal to the net asset value per share determined as of October 8, 2019. The offer expired at 4:00 P.M., Eastern Time, on October 4, 2019 and a total of 34,489 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $9.46 per share for an aggregate purchase price of approximately $326,262. The repurchase for the three months ended September 30, 2019, was effective and paid after September 30, 2019 and therefore is not included in capital transactions for the three months ended September 30, 2019.
Equity Issuances
As part of the dividend reinvestment plan, we issued 6,217, 6,111, and 7,603 shares of our common stock on July 2, 2019, August 1, 2019 and September 3, 2019, respectively. On October 4, 2019, we issued 6,125 shares of our common stock in connections with the dividend reinvestment plan for September distributions.
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
Purchase Price Allocation

PWAY as the accounting acquirer acquired 32% of the voting interests of TPIC. The below table summarizes the purchase price allocation from TPIC:

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
Portfolio and Investment Activity
During the three months ended September 30, 2019, purchases of investment securities (excluding short-term securities) were $10,434,610. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $1,622,438. As of September 30, 2019, our investment portfolio, with a total fair value of $32,134,038, consisted of interests in 55 investments (79% in senior secured loans, 3% in senior unsecured bonds, 2% in equity/other and 16% in CLO - subordinated notes).
During the three months ended September 30, 2018, there were no purchases of investment securities (excluding short-term securities). During the same period, sales and redemptions of investment securities (excluding short-term securities) were $294,646. During the three months ended September 30, 2018, one of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $20,261 related to this investment for the amount our amortized cost exceeded fair value as of the respective determination dates. As of September 30, 2018, our investment portfolio, with a total fair value of $10,475,535, consisted of interests in 27 investments (66% in senior unsecured bonds, 5% in senior secured bonds, and 29% in CLO - subordinated notes).
Portfolio Holdings
As of September 30, 2019, our investment portfolio, with a total fair value of $32,134,038, consisted of interests in 32 portfolio companies and 20 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019		As of June 30, 2019
	Fair Value	As Percent of Total Fair Value	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$23,317,105	72%	$15,825,870	66%
Senior Secured Loans-Second Lien	2,189,601	7%	2,505,227	10%
Equity/Other	593,414	2%	570,816	2%
Senior Unsecured Bonds	982,520	3%	402,163	2%
Structured subordinated notes	5,051,398	16%	4,715,487	20%
Total	$32,134,038	100%	$24,019,563	100%

Number of portfolio companies	32		36
Number of Structured subordinated notes	20		17

% Variable Rate (based on fair value)(1)	97%		98%
% Fixed Rate (based on fair value)(1)	3%		2%
% Weighted Average Yield Variable Rate (based on fair value)(1)	12%		11%
% Weighted Average Yield Fixed Rate (based on fair value)(1)	12%		12%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and June 30, 2019:

	September 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,051,398	16%
High Tech Industries	4,703,373	15%
Healthcare & Pharmaceuticals	4,691,689	15%
Telecommunications	3,727,807	11%
Services: Business	2,465,773	8%
Media: Broadcasting & Subscription	2,166,845	7%
Construction & Building	1,754,642	5%
Services: Consumer	1,016,999	3%
Sovereign & Public Finance	995,612	3%
Financial	982,520	3%
Media: Advertising, Printing & Publishing	949,111	3%
Retail	887,190	2%
Beverage, Food & Tobacco	499,888	2%
Automotive	498,993	2%
Transportation: Cargo	486,906	2%
Consumer	483,926	1%
Hotel, Gaming & Leisure	458,866	1%
Energy: Oil & Gas	312,500	1%
Total	$32,134,038	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

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
The following table shows the composition of our investment portfolio by level of control as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$472,357	1%	$593,414	2%	$472,357	2%	$570,816	2%
Non-Control/Non-Affiliate	33,021,280	99%	31,540,624	98%	24,426,013	98%	23,448,747	98%
Total Investments	$33,493,637	100%	$32,134,038	100%	$24,898,370	100%	$24,019,563	100%

Results of Operations - Comparison of the three months ended September 30, 2019 and September 30, 2018
Investment Income
For the three months ended September 30, 2019 and 2018, we generated $748,644 and $314,140 respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were entirely cash income and non-cash portions related to the accretion of discounts. For three months ended September 30, 2019, PIK interest included in interest income totaled $29. There was no PIK interest for the three months ended September 30, 2018.
Operating Expenses
Total operating expenses before expense limitation support and waiver of offering costs totaled $755,329 and $720,107 for the three months ended September 30, 2019 and 2018, respectively, and consisted primarily of amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense. The base management fees for the three months ended September 30, 2019 and 2018, respectively, were $157,409 and $57,679. The amortization of offering costs for the three months ended September 30, 2019 and 2018, respectively, were $120,606 and $30,445. The adviser shared service expense for the three months ended September 30, 2019 and 2018, respectively, were $0 and $7,210. The legal expenses for the three months ended September 30, 2019 and 2018, respectively, were $25,358 and $439,169. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(157,409) and $(126,851) for the three months ended September 30, 2019 and 2018, respectively.

Net Investment Income
Our net investment income (loss) totaled $150,724 and $(279,116) for the three months ended September 30, 2019 and 2018, respectively.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2019 and 2018, respectively, we received proceeds from sales and repayments on unaffiliated investments of $1,622,438 and $9,854,278, from which we realized net losses of $(264,029) and $(5,354)
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2019 and 2018, respectively, net unrealized losses totaled $(480,792) and $(137,230), respectively.

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
The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering is currently ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. On September 26, 2019, we filed with the SEC an amendment to our registration statement, which was declared effective September 26, 2019, in order to continue our continuous public offering of our shares.
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
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on November 13, 2019 and notes the following:
Sales of Common Stock
For the period beginning October 1, 2019 and ending November 13, 2019, the Company issued 12,227 shares pursuant to its distribution reinvestment plan in the amount of $130,824.
Investment Activity
During the period from October 1, 2019 and ending November 13, 2019, the Company made 2 investments totaling $2,250,000.
Tender Offer
On September 6, 2019, we made an offer to investors in Triton Pacific Investment Corporation as of September 30, 2019 as part of the Special Tender Offer to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, at a price equal to the net asset value per share determined as of October 8, 2019. The offer expired at 4:00 P.M., Eastern Time, on October 4, 2019 and a total of 34,489 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $9.46 per share for an aggregate purchase price of approximately $326,262. The repurchase for the three months ended September 30, 2019, was effective and paid after September 30, 2019 and therefore is not included in capital transactions for the three months ended September 30, 2019.
Distributions
On October 3, 2019, the Company’s board of directors declared distributions for the months of October 2019 and November 2019, which reflected an annualized distribution rate of 6.0%. On November 13, 2019, the Company’s board of directors declared distributions for the months of December 2019, January 2020 and February 2020, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in October 2019, November 2019, December 2019, January 2020 and February 2020 and equal a weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
10/4/2019	10/31/2019	$0.01310
10/11/2019	10/31/2019	$0.01310
10/18/2019	10/31/2019	$0.01310
10/25/2019	10/31/2019	$0.01310
11/1/2019	12/5/2019	$0.01310
11/8/2019	12/5/2019	$0.01310
11/15/2019	12/5/2019	$0.01310
11/22/2019	12/5/2019	$0.01310
11/29/2019	12/5/2019	$0.01310
12/6/2019	1/3/2020	$0.01310
12/13/2019	1/3/2020	$0.01310
12/20/2019	1/3/2020	$0.01310
12/27/2019	1/3/2020	$0.01310
1/3/2020	2/7/2020	$0.01310
1/10/2020	2/7/2020	$0.01310
1/17/2020	2/7/2020	$0.01310
1/24/2020	2/7/2020	$0.01310
1/31/2020	2/7/2020	$0.01310
2/7/2020	3/6/2020	$0.01310
2/14/2020	3/6/2020	$0.01310
2/21/2020	3/6/2020	$0.01310
2/28/2020	3/6/2020	$0.01310

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
Related Party Transactions
Administration Agreement

On September 2, 2014, Pathway Capital Opportunity Fund, Inc. (“PWAY”) entered into an administration agreement (the “Administration Agreement”) with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the Merger, Prospect Administration LLC became our administrator. The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2019 and 2018, administrative costs incurred by the Company to the Administrator were $163,793 and $68,750, respectively. As of September 30, 2019 and June 30, 2019, $345,375 and $341,235 was payable to the Administrator.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2019 and 2018, PRIS incurred $20,793 and $16,251, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $39,119 and $32,314, respectively of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2019 and 2018, PSEC incurred $2,351 and $3,119, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $2,351 and $2,348 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended September 30, 2019 and 2018, the Company incurred $0 and $5,992, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of September 30, 2019 and June 30, 2019, $0 of expense is due from PSEC, which is presented as due from affiliate on the Statement of Assets and Liabilities.
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
Valuation of Portfolio Investments
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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities.
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
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2019 and 2018, PIK interest included in interest income totaled $29 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Net Realized and Net Change in Unrealized Gains or Losses
Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Due to and from Adviser
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
Offering Costs and Expenses
The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company are capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis. Prior to the Merger, there were offering and organizational costs due to the PWAY Adviser (as such term is defined in Note 4).
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management's estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of September 30, 2019, there were no issued convertible securities.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments during three months ended September 30, 2019 and have retrospectively applied the presentation to prior period statements presented.
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

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the three months ended September 30, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	(187,902)	37,548	(356,386)	(506,740)
Net Increase in Net Assets Resulting from Operations:
Net investment income	(279,116)	—	—	(279,116)
Net realized losses	—	(5,354)	—	(5,354)
Net change in net unrealized losses	—	—	(137,230)	(137,230)
Distributions to Shareholders:
Distributions from net investment income	—	—	—	—
Balance as of September 30, 2018	(467,018)	32,194	(493,616)	(928,440)

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 97% (based on fair value) of our investments paid variable interest rates and 3% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2019:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$804,630	$465,000	$339,630
Up 200 basis points	$536,420	$310,000	$226,420
Up 100 basis points	$268,210	$155,000	$113,210
Down 25 basis points	$(67,053)	$(38,750)	$(28,303)

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2019.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or the “BBA,” in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Actions by the BBA, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated into this report by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2019.

TP FLEXIBLE INCOME FUND, INC.

By: /s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer
(Principal Accounting and Financial Officer)