Form 10-Q
period 2019-12-31
TP Flexible Income Fund, Inc.
filed 2020-02-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $.001 par value, outstanding as of February 12, 2020 was 2,341,856.

TP FLEXIBLE INCOME FUND, INC.

Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Prospect Flexible Income Management, LLC and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Prospect Flexible Income Management, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Prospect Flexible Income Management, LLC and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC (each as defined herein); and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K and our prospectus, dated September 26, 2019, which was filed with the SEC on September 30, 2019, as supplemented from time to time by prospectus supplements filed with the SEC.
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
As a result of Pathway Capital Opportunity Fund, Inc. (“PWAY”) being the accounting survivor of the Merger (as defined herein), certain financial information and performance of operations regarding PWAY are discussed herein. Such information may contain forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and above for a discussion of the uncertainties, risks and assumptions associated with such statements. You should read this quarterly report on form 10-Q in conjunction with the financial statements and related notes and other financial information appearing elsewhere herein.

TP FLEXIBLE INCOME FUND, INC.                                    CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Financial Statements

Assets	December 31, 2019	June 30, 2019
	(Unaudited)	(Audited)
Investments at fair value:
Affiliate investments (cost of $472,357 and $472,357, respectively)	$694,589	$570,816
Non-control/non-affiliate investments (cost of $39,925,878 and $24,426,013, respectively)	38,428,241	23,448,747
Total investments (cost of $40,398,235 and $24,898,370, respectively)	39,122,830	24,019,563
Cash	3,342,807	6,730,743
Deferred financing costs (Note 11)	551,476	457,651
Prepaid expenses and other assets	348,724	427,944
Deferred offering costs	325,823	292,429
Interest receivable	71,396	46,887
Receivable for investments sold	65,000	952,631
Due from Affiliate (Note 4)	2,137	2,137
Due from Adviser (Note 4)	—	128,852
Total Assets	43,830,193	33,058,837

Liabilities
Revolving Credit Facility (Note 11)	21,000,000	5,500,000
Payable for shares repurchased	460,786	495,506
Due to Administrator (Note 4)	288,156	341,235
Accrued audit fees	195,456	369,762
Payable for investments purchased	176,250	1,961,399
Dividends payable	124,569	126,128
Interest payable	80,902	28,063
Due to Affiliates (Note 4)	66,824	54,205
Accrued legal fees	39,270	486,537
Accrued expenses	26,770	157,873
Due to Adviser (Note 4)	—	127,414
Total Liabilities	22,458,983	9,648,122
Commitments and Contingencies (Note 10)	—	—
Net Assets	$21,371,210	$23,410,715

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,325,749 and 2,370,011 shares issued and outstanding, respectively) (Note 3)	$2,326	$2,370
Paid-in capital in excess of par (Note 3)	27,489,723	30,105,995
Total distributable earnings (loss) (Note 6)	(6,120,839)	(6,697,650)
Net Assets	$21,371,210	$23,410,715
Net Asset Value Per Share (Note 12)	$9.19	$9.88

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019(1)	2018(1)	2019(1)	2018(1)
Investment Income
Interest Income from non-control/non-affiliate investments	$619,251	$142,093	$1,133,160	$315,813
Interest income from structured credit securities	234,597	142,737	469,332	283,158
Total Investment Income	853,848	284,830	1,602,492	598,971

Operating Expenses
Base management fees (Note 4)	182,205	50,735	339,614	108,414
Interest expense and credit facility expenses (Note 11)	175,833	8,434	276,003	19,595
Administrator costs (Note 4)	173,523	17,125	337,316	85,875
Amortization of offering costs	151,288	34,054	271,894	64,500
Legal expense	86,263	141,674	111,621	580,843
Audit and tax expense	81,050	62,119	136,883	88,619
Transfer agent’s fees and expenses	39,205	(6,426)	69,758	(10,934)
Insurance expense	38,461	27,856	76,923	56,170
General and administrative	32,789	6,126	72,369	12,234
Valuation services (Note 4)	24,852	37,826	48,417	81,771
Adviser shared service expense (Note 4)	—	6,342	—	13,552
Report and notice to shareholders	—	—	—	5,333
Total Operating Expenses	985,469	385,865	1,740,798	1,105,972
Expense limitation payment (Note 4)	(182,205)	(54,178)	(339,614)	(181,029)
Total Net Operating Expenses	803,264	331,687	1,401,184	924,943
Net Investment Income (Loss)	50,584	(46,857)	201,308	(325,972)

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized (losses):
Non-control/non-affiliate investments	(431,439)	(40,098)	(695,468)	(45,453)
Net realized (losses)	(431,439)	(40,098)	(695,468)	(45,453)
Net change in unrealized gains (losses) on:
Non-control/non-affiliate investments	(16,981)	(807,829)	(520,371)	(945,059)
Affiliate investments	101,175	—	123,773	—
Net change in unrealized gains (losses)	84,194	(807,829)	(396,598)	(945,059)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	(347,245)	(847,927)	(1,092,066)	(990,512)
Net Decrease in Net Assets Resulting from Operations	$(296,661)	$(894,784)	$(890,758)	$(1,316,484)
Net decrease in net assets resulting from operations per share (Note 12)	$(0.13)	$(1.12)	$(0.38)	$(1.61)
Distributions declared per share	$0.17	$0.13	$0.34	$0.28

(1) See Notes 1 and 9.
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
Three Months Ended December 31, 2019	Shares	Par	Paid-in Capital in Excess of Par(1)	Distributable Earnings (Loss)(1)	Total Net Assets
Balance as of September 30, 2019	2,392,140	$2,392	$29,817,083	$(7,172,462)	$22,647,013
Net decrease in net assets resulting from operations
Net investment income	—	—	—	50,584	50,584
Net realized (losses) on investments	—	—	—	(431,439)	(431,439)
Net change in unrealized gains (losses) on investments	—	—	—	84,194	84,194
Distributions to Shareholders (Note 5)
Return of capital distributions -FLEX Class A common shares	—	—	(404,093)	—	(404,093)
Capital Transactions
Shares issued through reinvestment of dividends	19,813	20	211,979	—	211,999
Repurchase of common shares	(86,204)	(86)	(786,962)	—	(787,048)
Tax Reclassification of Net Assets (Note 6)			(1,348,284)	1,348,284	—
Total Increase (Decrease) for the three months ended December 31, 2019	(66,391)	(66)	(2,327,360)	1,051,623	(1,275,803)
Balance as of December 31, 2019	2,325,749	$2,326	$27,489,723	$(6,120,839)	$21,371,210

(1) See Note 6 - Income Taxes.

	Common Stock
Three Months Ended December 31, 2018	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)(2)	Total Net Assets
Balance as of September 30, 2018	630,353	$6,304	$8,390,165	$(928,440)	$7,468,029
Net decrease in net assets resulting from operations
Net investment (loss)	—	—	—	(46,857)	(46,857)
Net realized (losses) on investments	—	—	—	(40,098)	(40,098)
Net change in unrealized gains (losses) on investments	—	—	—	(807,829)	(807,829)
Distributions to Shareholders (Note 5)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(102,423)	—	(102,423)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(5,697)	—	(5,697)
Capital Transactions
Shares issued through reinvestment of dividends	6,017	60	67,126	—	67,186
Repurchase of common shares	(19,180)	(192)	(217,503)	—	(217,695)
Tax Reclassification of Net Assets	—	—	6,096	(6,096)	—
Total Increase (Decrease) for the three months ended December 31, 2018	(13,163)	(132)	$(252,401)	$(900,880)	$(1,153,413)
Balance as of December 31, 2018	617,190	$6,172	$8,137,764	$(1,829,320)	$6,314,616

(2) See Note 2 - Significant Accounting Policies.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
Six Months Ended December 31, 2019	Shares	Par	Paid-in Capital in Excess of Par(1)	Distributable Earnings (Loss)(1)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	201,308	201,308
Net realized (losses) on investments	—	—	—	(695,468)	(695,468)
Net change in unrealized gains (losses) on investments	—	—	—	(396,598)	(396,598)
Distributions to Shareholders (Note 5)
Return of capital distributions -FLEX Class A common shares		—	(810,134)	—	(810,134)
Capital Transactions
Shares issued	2,197	2	24,998		25,000
Commissions and fees on shares issued	—	—	(1,857)	—	(1,857)
Shares issued through reinvestment of dividends	39,745	40	425,252	—	425,292
Repurchase of common shares	(86,204)	(86)	(786,962)	—	(787,048)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,348,284)	1,348,284	—
Total Increase (Decrease) for the six months ended December 31, 2019	(44,262)	$(44)	$(2,496,987)	$457,526	$(2,039,505)
Balance as of December 31, 2019	2,325,749	$2,326	$27,489,723	$(6,120,839)	$21,371,210

(1) See Note 6 - Income Taxes.

	Common Stock
Six Months Ended December 31, 2018	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)(1)	Total Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,853,330	$(506,740)	$8,353,164
Net decrease in net assets resulting from operations
Net investment (loss)	—	—	—	(325,972)	(325,972)
Net realized (losses) on investments	—	—	—	(45,453)	(45,453)
Net change in unrealized gains (losses) on investments	—	—	—	(945,059)	(945,059)
Distributions to Shareholders (Note 5)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(216,926)	—	(216,926)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(11,904)	—	(11,904)
Capital Transactions
Shares issued through reinvestment of dividends	10,716	107	126,203	—	126,310
Repurchase of common shares	(50,896)	(509)	(619,035)	—	(619,544)
Tax Reclassification of Net Assets	—	—	6,096	(6,096)	—
Total Increase (Decrease) for the six months ended December 31, 2018	(40,180)	$(402)	$(715,566)	$(1,322,580)	$(2,038,548)
Balance as of December 31, 2018	617,190	$6,172	$8,137,764	$(1,829,320)	$6,314,616

(1) See Note 2 - Significant Accounting Policies.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

See notes to consolidated financial statements.

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(890,758)	$(1,316,484)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of offering costs	271,894	64,500
Purchases of investments	(19,425,198)	—
Repayments and sales of portfolio investments	3,275,274	2,068,610
Net change in unrealized loss on investments	396,598	945,059
Net realized loss on investments	695,468	45,453
Accretion of purchase discount on investments, net	(45,357)	(62,766)
Amortization of deferred financing costs	31,175	—
Paid-in-kind interest	(58)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	887,631	—
Interest receivable	(24,509)	43,455
Due from Adviser (Note 4)	128,852	114,411
Deferred offering costs (Note 4)	(305,288)	—
Prepaid expenses	79,220	22,215
Due from Affiliate (Note 4)	—	(843)
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(127,414)	—
Accrued expenses	(131,103)	1,304
Accrued legal fees	(447,267)	—
Accrued audit fees	(174,306)	—
Due to Administrator (Note 4)	(53,079)	(22,846)
Payable for investments purchased	(1,785,149)	—
Due to Affiliates (Note 4)	12,619	15,798
Interest payable	52,839	7,112
Net cash (used in) provided by operating activities	(17,577,916)	1,924,978
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	25,000	—
Commissions and fees on shares issued	(1,857)	—
Distributions paid to stockholders	(386,395)	(145,088)
Repurchase of common shares	(821,768)	(619,544)
Financing costs paid and deferred	(125,000)	—
Borrowings under Revolving Credit Facility (Note 11)	15,500,000	—
Repayments under Revolving Credit Facility (Note 11)	—	(750,000)
Net cash provided by (used in) financing activities	14,189,980	(1,514,632)
Net (decrease) increase in cash	(3,387,936)	410,346
Cash at beginning of period	6,730,743	587,722
Cash at end of period	$3,342,807	$998,068
Supplemental disclosure of cash flow financing activities:
Value of shares issued through reinvestment of dividends	$425,292	$126,310
Supplemental disclosures:
Cash paid for interest	$191,989	$12,483
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2019 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien
California Pizza Kitchen, Inc. (g)(k)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (7.91%)	1.00	8/23/2022	$338,625	$335,801	$295,493	1.38%
CareerBuilder (g)(k)	Services: Consumer	7/27/2017	3ML+6.75% (8.85%)	1.00	7/31/2023	356,625	347,444	355,288	1.66%
Correct Care Solutions Group Holdings, LLC (g)(k)(l)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.20%)	—	10/1/2025	2,086,330	2,042,046	2,055,914	9.62%
Digital Room Holdings, Inc(g)(k)(l)	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (6.70%)	—	5/21/2026	1,990,000	1,960,051	1,963,813	9.19%
GK Holdings, Inc.(k)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.10%)	1.00	1/20/2021	119,063	118,265	92,273	0.43%
Global Tel*Link Corporation (g)(k)(l)	Telecommunications	4/5/2019	1ML+4.25% (5.95%)	—	11/28/2025	1,988,703	1,927,878	1,896,611	8.87%
GoWireless Holdings, Inc. (g)(k)	Retail	12/21/2017	1ML+6.50% (8.20%)	1.00	12/22/2024	450,000	445,799	433,874	2.03%
Help/Systems Holdings, Inc. (g)(k)	High Tech Industries	11/14/2019	1ML+4.75% (6.52%)	1.00	11/19/2026	1,500,000	1,485,206	1,485,239	6.95%
InfoGroup Inc. (g)(k)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (6.94%)	1.00	4/3/2023	486,250	482,069	457,075	2.14%
Janus International Group, LLC (g)(k)(l)	Construction & Building	7/9/2019	1ML+4.50% (6.20%)	—	2/12/2025	1,739,362	1,739,362	1,736,101	8.12%
Keystone Acquisition Corp. (g)(k)(l)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.19%)	1.00	5/1/2024	2,087,419	2,058,861	2,045,671	9.57%
LSF9 Atlantis Holdings, LLC (g)(k)	Retail	4/21/2017	1ML+6.00% (7.74%)	1.00	5/1/2023	468,750	464,660	434,180	2.03%
McAfee LLC (g)(j)	High Tech Industries	9/27/2017	1ML+3.75% (5.45%)	1.00	9/30/2024	241,669	239,495	243,028	1.14%
PGX Holdings, Inc. (g)(k)	Services: Consumer	4/2/2019	1ML+5.25% (6.96%)	1.00	9/29/2020	733,077	726,763	659,036	3.08%
Quidditch Acquisition, Inc. (g)(k)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (8.70%)	1.00	3/21/2025	491,250	482,332	496,163	2.32%
SCS Holdings I Inc. (g)(j)	Services: Business	5/22/2019	3ML+4.25% (6.35%)	—	7/1/2026	1,243,750	1,240,850	1,251,536	5.86%
Research Now Group, Inc. (g)(k)	Services: Business	4/2/2019	3ML+5.50% (7.41%)	1.00	12/20/2024	1,991,123	1,991,123	1,991,123	9.32%
Rocket Software, Inc. (g)(k)(l)	High Tech Industries	4/2/2019	1ML+4.25% (5.95%)	—	11/28/2025	2,086,364	2,067,974	2,035,520	9.52%
Securus Technologies Holdings, Inc.(g)(j)(l)	Telecommunications	7/31/2019	1ML+4.50% (6.20%)	1.00	11/1/2024	1,989,848	1,818,681	1,683,663	7.88%
Shutterfly, Inc.(g)(k)(l)	Media: Diversified and Production	11/14/2019	3ML+6.00% (8.10%)	1.00	9/25/2026	2,000,000	1,818,826	1,860,800	8.71%
Sorenson Communications, LLC (g)(k)	Services: Consumer	4/26/2019	3ML+6.50% (8.60%)	1.00	4/29/2024	464,286	464,286	460,821	2.16%
Staples, Inc.(g)(j)	Wholesale	11/18/2019	3ML+5.00% (6.69%)	1.00	4/16/2026	1,000,000	990,160	988,556	4.63%
Transplace Holdings, Inc. (g)(k)	Transportation: Cargo	4/10/2019	1ML+3.75% (5.55%)	1.00	10/5/2024	1,493,674	1,474,409	1,494,615	6.99%
Upstream Newco, Inc.(g)(k)	Services: Consumer	11/20/2019	1ML+4.50% (6.20%)	1.00	11/20/2026	1,750,000	1,741,373	1,741,355	8.15%
Vero Parent Inc. (Sahara) (g)(k)	High Tech Industries	8/11/2017	3ML+6.25% (8.16%)	1.00	8/16/2024	342,169	339,099	329,337	1.54%
VT Topco, Inc. (g)(k)	Sovereign & Public Finance	7/26/2019	3ML+3.75% (5.85%)	—	8/1/2025	994,965	992,625	994,035	4.65%
Wirepath LLC (g)(k)	Services: Business	7/31/2017	3ML+4.00% (6.10%)	1.00	8/5/2024	488,822	486,631	425,275	1.99%
Total Senior Secured Loans-First Lien							$30,282,069	$29,906,395	139.93%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (8.45%)	1.00	10/29/2025	$500,000	$495,454	$377,500	1.77%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00%	—	1/31/2025	11,185	9,638	1,063	—%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.19%)	1.00	1/21/2022	125,000	123,018	90,625	0.42%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	3ML+8.00% (10.10%)	1.00	5/1/2025	500,000	493,227	468,908	2.19%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.20%)	1.00	9/29/2025	437,500	434,905	441,438	2.07%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (9.70%)	1.00	8/8/2025	749,792	739,595	643,884	3.01%
Total Senior Secured Loans-Second Lien							$2,295,837	$2,023,418	9.46%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2019 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Unsecured Bonds (a)(j)
Ace Cash Express, Inc.(l)	Financial	12/15/2017	12.00%	N/A	12/15/2022	$1,000,000	$947,066	$849,700	3.98%
Total Senior Unsecured Bonds							$947,066	$849,700	3.98%

Structured subordinated notes (a)(e)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.84%	N/A	10/20/2030	$250,000	$156,567	$161,210	0.75%
Apidos CLO XXVI	Structured Finance	7/25/2019	22.82%	N/A	7/18/2029	250,000	173,269	181,402	0.85%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.10%	N/A	7/15/2030	250,000	174,745	172,093	0.81%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	15.34%	N/A	1/22/2030	500,000	485,007	416,578	1.95%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.16%	N/A	7/24/2030	250,000	170,578	121,929	0.57%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	14.97%	N/A	10/29/2029	250,000	190,038	146,553	0.69%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	23.00%	N/A	4/22/2030	250,000	177,308	169,786	0.79%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	15.66%	N/A	10/22/2030	250,000	181,673	162,334	0.76%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	16.07%	N/A	7/16/2029	850,000	544,910	445,519	2.08%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	21.04%	N/A	7/19/2030	500,000	279,099	275,474	1.29%
Octagon Investment Partners XXI, Ltd.(l)	Structured Finance	1/13/2016	15.20%	N/A	2/14/2031	387,538	224,581	187,395	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	14.69%	N/A	3/17/2030	475,000	446,963	383,530	1.79%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	34.25%	N/A	7/20/2030	250,000	146,887	151,369	0.71%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	26.83%	N/A	4/15/2031	500,000	402,931	405,901	1.90%
OZLM XII, Ltd.	Structured Finance	1/20/2017	6.51%	N/A	4/30/2027	275,000	206,007	145,600	0.68%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	18.58%	N/A	1/26/2031	1,500,000	884,843	810,485	3.79%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	25.67%	N/A	10/23/2031	150,000	64,029	64,626	0.30%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	17.18%	N/A	1/21/2031	250,000	240,380	223,626	1.05%
Symphony CLO IX, Ltd.	Structured Finance	12/13/2019	27.72%	N/A	7/16/2032	500,000	177,856	256,360	1.20%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	11.08%	N/A	7/30/2030	325,000	239,118	175,291	0.82%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	21.49%	N/A	10/15/2031	250,000	214,334	217,384	1.02%
Voya IM CLO 2013-1, Ltd.(l)	Structured Finance	6/14/2016	13.09%	N/A	10/15/2030	278,312	193,112	158,391	0.74%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	19.28%	N/A	1/21/2031	250,000	217,917	215,892	1.01%
Total Structured subordinated notes(e)							$6,192,152	$5,648,728	26.43%

Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$694,589	3.25%
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$694,589	3.25%

Total Portfolio Investments							$40,398,235	$39,122,830	183.05%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2019, 16% are non-qualifying assets as a percentage of total assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. As of December 31, 2019, the one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates were 1.76%, 1.83%, 1.91%, and 1.91%, respectively.

(c)	Fair value and market value are determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2019 (unaudited)

(e)
The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations (“CLOs”), which is referred to as "Subordinated Structured Notes", or "SSN". The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(f)	This investment has contractual payment-in-kind (“PIK”) interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.

(g)	The senior secured loan is held as collateral at the SPV, TP Flexible Funding, LLC as of December 31, 2019.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2019 represented 3.24% of the Company’s net assets. Fair value as of December 31, 2019 along with transactions during the period ended December 31, 2019 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at December 31, 2019	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$570,816	$—	$—	$123,773	—	$694,589	$—
Total		$570,816	$—	$—	$123,773	$—	$694,589	$—
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
(i) Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(j)	Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 2 within the accompanying notes to the consolidated financial statements.
(k) Investment(s) is (are) valued using significant unobservable inputs and is (are) categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 7 within the accompanying notes to the consolidated financial statements.

(l)	Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Unsecured Bonds	7/15/2019	$493,625
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/17	17,553

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien(k)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.42%)	1.00	5/1/2023	$475,000	$470,292	$446,597	1.91%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	340,375	337,013	333,568	1.42%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,152	355,734	1.52%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.94%)	—	10/1/2025	1,246,867	1,203,024	1,206,500	5.15%
Deluxe Entertainment Services Group, Inc.	Services: Business	10/24/2016	3ML+5.50% (8.08%)	1.00	2/28/2020	326,662	317,103	292,362	1.25%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.40%)	—	5/21/2026	1,500,000	1,477,879	1,477,350	6.31%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,375	118,197	101,469	0.43%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.65%)	—	11/29/2025	498,747	497,513	479,004	2.05%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.94%)	1.00	12/22/2024	462,500	457,874	450,746	1.93%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	997,481	983,926	991,247	4.23%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.33%)	1.00	4/3/2023	488,750	483,922	477,142	2.04%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (6.19%)	1.00	9/7/2023	498,719	493,911	496,226	2.12%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	748,096	737,058	731,264	3.12%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (6.15%)	1.00	9/30/2024	242,892	240,488	242,930	1.04%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.66%)	1.00	9/29/2020	744,359	733,789	744,359	3.18%
Prospect Medical Holdings, Inc. (g)	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (7.94%)	1.00	2/22/2024	493,750	483,992	467,416	2.00%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.40%)	1.00	3/21/2025	493,750	483,971	498,688	2.13%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,250,000	1,246,875	1,250,256	5.34%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (8.08%)	1.00	12/20/2024	748,101	748,101	748,101	3.20%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.69%)	—	11/28/2025	1,246,875	1,240,028	1,221,938	5.22%
SESAC Holdco II LLC (g)	Media: Diversified & Production	4/16/2019	1ML+3.25% (5.40%)	1.00	2/23/2024	498,724	489,513	489,685	2.09%
Sorenson Communications, LLC	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	500,000	500,000	496,134	2.12%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (6.15%)	1.00	10/5/2024	498,737	496,276	497,181	2.12%
Travel Leaders Group, LLC (g)	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.38%)	1.00	1/25/2024	495,000	495,029	496,648	2.12%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.90%)	1.00	8/16/2024	343,901	340,497	343,256	1.47%
Wirepath LLC (g)	Services: Business	7/31/2017	1ML+4.00% (6.44%)	1.00	8/5/2024	491,297	488,866	490,069	2.09%
Total Senior Secured Loans-First Lien							$15,911,289	$15,825,870	67.6%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9.19%)	1.00	10/29/2025	$500,000	$495,061	$461,250	1.97%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,127	9,457	7,677	0.03%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,533	96,875	0.41%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.60%)	1.00	5/1/2025	500,000	492,587	470,000	2.01%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.90%)	1.00	9/29/2025	437,500	434,677	444,154	1.90%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.44%)	1.00	8/8/2025	749,792	738,678	717,146	3.06%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.94%)	1.00	4/18/2025	500,000	497,584	308,125	1.32%
Total Senior Secured Loans-Second Lien							$2,790,577	$2,505,227	10.7%

Senior Unsecured Bonds (a)(j)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	$450,000	$444,957	$402,163	1.72%
Total Senior Unsecured Bonds							$444,957	$402,163	1.72%

Structured subordinated notes (a)(e)(f)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.23%	N/A	10/20/2030	$250,000	$156,400	$162,383	0.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.64%	N/A	7/15/2030	250,000	170,233	179,108	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	17.03%	N/A	1/22/2030	500,000	493,001	466,165	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.11%	N/A	7/24/2030	250,000	170,747	128,700	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.39%	N/A	10/29/2029	250,000	188,924	154,057	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.24%	N/A	4/22/2030	250,000	178,423	182,950	0.78%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.25%	N/A	10/22/2030	250,000	188,558	180,119	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.01%	N/A	7/16/2029	850,000	556,194	479,186	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	22.82%	N/A	7/19/2030	500,000	270,348	297,326	1.27%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.05%	N/A	2/14/2031	387,538	223,038	206,601	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	16.18%	N/A	3/17/2030	475,000	456,377	405,248	1.73%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.59%	N/A	4/30/2027	275,000	219,453	171,524	0.73%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.73%	N/A	1/26/2031	1,500,000	902,022	881,608	3.77%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	19.05%	N/A	1/21/2031	250,000	245,476	246,338	1.05%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	14.81%	N/A	10/15/2030	278,312	188,161	159,683	0.68%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.38%	N/A	1/21/2031	250,000	217,902	221,741	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.4%	N/A	7/30/2030	325,000	245,179	192,750	0.82%
Total Structured subordinated notes(e)(f)							$5,070,436	$4,715,487	20.14%

Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$570,816	2.44%
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$570,816	2.44%

Total Portfolio Investments							$24,898,370	$24,019,563	102.6%

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

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2019 represented 2.44% of the Company’s net assets. Fair value as of June 30, 2019 along with transactions during the period ended June 30, 2019 in affiliated investments were as follows:

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

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - NATURE OF OPERATIONS
TP Flexible Income Fund, Inc. (f/k/a Triton Pacific Investment Corporation, Inc.) (the “Company”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, which was declared effective on September 26, 2019 (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.
On August 10, 2018, we (in our capacity as Triton Pacific Investment Corporation, Inc., which we refer to as "TPIC") entered into an agreement and plan of merger with Pathway Capital Opportunity Fund, Inc. (“PWAY”) pursuant to which PWAY agreed to merge with and into TPIC (the “Merger”), and, as the combined legal surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). The agreement and plan of merger was amended and restated effective February 12, 2019. On March 15, 2019 the Merger was approved by the stockholders of TPIC and PWAY and was consummated effective as of March 31, 2019 at 11:59 p.m. eastern time (the “Effective Time”). As part of the Merger, each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Effective Time, shares of PWAY common stock are no longer outstanding and cease to exist.
Although PWAY merged into TPIC in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report, and the Company adopted PWAY’s fiscal year end of June 30. We refer to the surviving merged accounting entity as "FLEX" within these notes that accompany our consolidated financial statements.
Prospect Flexible Income Management, LLC, our investment adviser (the "Adviser"), was formed in Delaware as a private investment management firm and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The Adviser oversees the management of our activities and is responsible for making the investment decisions with respect to our investment portfolio, subject to the oversight of our Board of Directors. Prospect Administration LLC, an affiliate of the Adviser, serves as our administrator.
As a result of the Merger several significant changes occurred:

•
New Investment Adviser. Prospect Flexible Income Management, LLC now serves as our investment adviser. The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

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

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we have offered and will in the future offer to repurchase certain of our outstanding shares pursuant to four quarterly tender offers (the "Special Repurchase Offer"). In connection with the Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019 (the “Eligible Stockholders”), the date of TPIC’s 2019 annual stockholder meeting (the "2019 Annual Meeting"), were and will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and stockholders who purchased shares in our continuous public offering will not and may not participate in the Special Repurchase Offer.

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

◦
The first of our four quarterly Special Repurchase Offers expired on June 24, 2019, and in that offer we repurchased 49,900 shares of our Class A common stock for gross proceeds of $495,506. Our second Special Repurchase Offer expired on October 4, 2019 and in that offer we repurchased 34,489 shares of our Class A common stock for gross proceeds of $326,262. Our third Special Repurchase Offer expired on December 20, 2019 and in that offer we repurchased 51,715 shares of our Class A common stock for gross proceeds of $460,786. See "Note 3 - Share Transactions" for additional information.

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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X.Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of FLEX and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2019.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
For some of our investments, market quotations are not readily available. With respect to such investments, or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2019 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 83.59% and 82.79%, respectively.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Due to and from Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of December 31, 2019 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due to and from the Adviser are settled quarterly.
Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2019 and 2018, PIK interest included in interest income totaled $29 and $0, respectively. For the six months ended December 31, 2019 and 2018, PIK interest included in interest income totaled $58 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of December 31, 2019, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have presented the financial statements for the six months ended December 31, 2019 in accordance with these amendments, and have retrospectively applied the amendments to the presentation of prior financial statement periods.
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

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the six months ended December 31, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(187,902)	$37,548	$(356,386)	$(506,740)
Net Increase in Net Assets Resulting from Operations:
Net investment income	(325,972)	—	—	(325,972)
Net realized losses	—	(45,453)	—	(45,453)
Net change in net unrealized losses	—	—	(945,059)	(945,059)
Distributions to Shareholders:
Distributions from net investment income	—	—	—	—
Tax reclassification	(5,644)	(452)		(6,096)
Balance as of December 31, 2018	$(519,518)	$(8,357)	$(1,301,445)	$(1,829,320)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and six months ended December 31, 2019:

	Three Months Ended December 31,2019		Six Months Ended December 31,2019
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,197	$25,000
Shares issued from reinvestment of distributions	19,813	211,999	39,745	425,292
Repurchase of common shares	(86,204)	(787,048)	(86,204)	(787,048)
Net increase (decrease) from capital transactions	(66,391)	(575,049)	(44,262)	$(336,756)
Below is a summary of transactions with respect to shares of common stock of PWAY during the three months and six months ended December 31, 2018:

	Class A Shares		Class I Shares		Total
Three Months Ended December 31, 2018	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	5,951	66,445	66	741	6,017	67,186
Repurchase of common shares	(19,180)	(217,695)	—	—	(19,180)	(217,695)
Net increase (decrease) from capital transactions	(13,229)	$(151,250)	66	$741	(13,163)	$(150,509)

	Class A Shares		Class I Shares		Total
Six Months Ended December 31, 2018	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	10,599	124,927	117	1,383	10,716	126,310
Repurchase of common shares	(50,554)	(615,194)	(342)	(4,350)	(50,896)	(619,544)
Net increase (decrease) from capital transactions	(39,955)	$(490,267)	(225)	$(2,967)	(40,180)	$(493,234)
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees as noted in the tables above for the three months and six months ended December 31, 2019 and 2018.
The net increase (decrease) from capital transactions during the three months and six months ended December 31, 2019 and 2018 also includes reinvested stockholder distributions as noted in the tables above.
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

The Special Repurchase Offer consists of four quarterly tender offers, the first of which occurred in the second calendar quarter of 2019, the second of which occurred in the third calendar quarter of 2019 and the third of which occurred in the fourth calendar quarter of 2019. The remaining tender offer will occur in the following calendar quarter.  Each of the four tender offers that is part of the Special Repurchase Offer allows the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the Special Repurchase Offer is equal to the net asset value per share of our common stock as of the date of each such repurchase.

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months and Six months ended December 31, 2019
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)(2)	December 27, 2019	51,715	100%	$8.91	460,786
Total for Three months and Six months ended December 31, 2019		86,204			$787,048

Three months ended December 31, 2018
September 30, 2018(3)	November 13, 2018	19,180	100%	Class A:$11.35	$217,695
Total for Three months ended December 31, 2018		19,180			$217,695

Six months ended December 31, 2018
June 30, 2018(3)	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(3)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
Total for Six months ended December 31, 2018		50,895			$619,544

(1)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.
(2) The repurchase for the three months ended December 31, 2019, was effective prior to December 31, 2019 but paid after December 31, 2019 and therefore is recorded as a payable as of December 31, 2019.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administrative Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2019 and 2018, administrative costs incurred by the Company and PWAY to the Administrator were $173,523 and $17,125, respectively. For the six months ended December 31, 2019 and 2018, administrative costs incurred by the Company and PWAY to the Administrator were $337,316 and $85,875, respectively. As of December 31, 2019 and June 30, 2019, $288,156 and $341,235, respectively, was payable to the Administrator by the Company.
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement, dated March 31, 2019, with our Adviser (the “Investment Advisory Agreement”). We pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. Prior to the Merger, PWAY paid a base management fee to its investment adviser of 2% annually. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. For the three months and six months ended December 31, 2018, PWAY paid routine non-compensation overhead expenses of its investment adviser in an amount up to 0.0625% per quarter (0.25% annualized) of PWAY's average total assets which totaled $6,342 and $13,552, respectively, which is presented as adviser shared service expense in the Consolidated Statement of Operations. Adviser shares service expense is no longer in effect post Merger.
The total base management fee incurred by the Adviser was $182,205 and $339,614 during the three months and six months ended December 31, 2019, respectively, which was waived by the Adviser. The total base management fee incurred to the favor of PWAY’s investment adviser was $50,735 and $108,414 during the three months and six months ended December 31, 2018. After the waiver, there were $0 in base management fees due to the Adviser as of December 31, 2019 and June 30, 2019.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
There were no incentive fees payable as of December 31, 2019 or June 30, 2019. During three months and six months ended December 31, 2019 and 2018, there were no incentive fees incurred.
Co-Investments
On January 13, 2019, the parent company of the Adviser received an exemptive order from the SEC (the “Order”),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation (“PSEC”) and Priority Income Fund, Inc. (“PRIS”), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed or owned by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2019 and 2018, PRIS incurred $17,862 and $15,033, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2019 and 2018, PRIS incurred $38,655 and $31,284, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $56,981 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2019 and 2018, PSEC incurred $5,975 and $2,348, respectively in expenses related to the filing services that are attributable to the Company. During the six months ended December 31, 2019 and 2018, PSEC incurred $8,326 and $5,467, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $8,326 and $2,348 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended December 31, 2019 and 2018, the Company incurred $0 and $6,213, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the six months ended December 31, 2019 and 2018, the Company incurred $0 and $12,861, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $0 of expense is due from PSEC, which is presented as due from affiliate on the Statement of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and six months ended December 31, 2019. The officers do not receive any direct compensation from the Company.
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
PWAY’s Expense Support and Expense Limitation Agreement
PWAY entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Pathway Capital Opportunity Fund Management, LLC (the “PWAY Adviser”), whereby the PWAY Adviser agreed to reimburse PWAY for operating expenses in an amount equal to the difference between distributions to its stockholders for which a record date occurred in each quarter less the sum of PWAY's net investment income, the net realized capital gains/losses and dividends and other distributions paid to PWAY from its portfolio investments during such period (“Expense Support Reimbursement”). To the extent that there were no dividends or other distributions to PWAY's stockholders for which a record date had occurred in any given quarter, then the Expense Payment for such quarter was equal to such amount necessary in order for available operating funds for the quarter to equal zero. PWAY had a conditional obligation to reimburse the PWAY Adviser for any amounts funded by the PWAY Adviser under the Expense Support Agreement. Following any calendar quarter in which Available Operating Funds in such calendar quarter exceeded the cumulative distributions to stockholders for which a record date occurred in such calendar quarter (“Excess Operating Funds”) on a date mutually agreed upon by the PWAY Adviser and PWAY (each such date, a “Reimbursement Date”), PWAY paid such Excess Operating Funds, or a portion thereof, to the extent that PWAY had cash available for such payment, to the PWAY Adviser until such time as all Expense Payments made by the PWAY Adviser to PWAY had been reimbursed; provided that (i) the operating expense ratio as of such Reimbursement Date was equal to or less than the operating expense ratio as of the Expense Payment Date attributable to such specified Expense Payment; (ii) the annualized distribution rate, which included all regular cash distributions paid and excluded special distributions or the effect of any stock dividends paid, as of such Reimbursement Date was equal to or greater than the annualized distribution rate as of the Expense Payment Date attributable to such specified Expense Payment; and (iii) such specified Expense Payment Date was not earlier than three years prior to the Reimbursement Date. The Expense Support Agreement including any amendments, terminated on October 31, 2017.
The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceeded the expense limitation per class on a per annum basis of PWAY’s average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser’s agreement to limit PWAY’s expenses, PWAY agreed to repay the PWAY Adviser in the amount of any fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement was made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the reimbursement was not made if it would cause the Expense Limitation, or any lower limit had been put in place, to be exceeded. PWAY received Expense Limitation payments from the PWAY adviser of $54,178 and $181,029 for the three months and six months ended December 31, 2018. On October 31, 2018, the Expense Limitation Agreement expired.
On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $182,205 and $339,614 for the three months and six months ended December 31, 2019, respectively.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
Total	$468,466		$468,466
Dealer Manager Agreement
The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC ("TPS") pursuant to which the Company will pay the dealer manager a fee of up to 6% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. TPS is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.
TPIC over reimbursed TPS for related offering costs and general and administrative expenses prior to the Merger. This resulted in a receivable in an amount of $2,137 which is presented as due from affiliates on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and June 30, 2019, the Company owes TPS $524 and $20,718, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - DISTRIBUTIONS
As of December 31, 2019 and June 30, 2019, dividend payable is $124,569 and $126,128, respectively, which is presented as dividends payable on the Statement of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company and PWAY declared and paid on its common stock during the six months ended December 31, 2019 and 2018:

	Distributions
For the Six Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
December 31, 2019
July 5, 12, 19 and 26, 2019	$0.0524	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.0655	$156,184
September 6, 13, 20 and 27, 2019	$0.0524	$125,345
October 4, 11, 18 and 25, 2019	$0.0524	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.0655	$155,217
December 6, 13, 20 and 27, 2019	$0.0524	$124,568

	Distributions
For the Six Months Ended	PWAY Class A Common Shares, per share(1)	PWAY Class A Common Shares, Amount Distributed
December 31, 2018
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312
October 4, 11, 19 and 26, 2018	$0.05960	$35,707
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900
December 6, 14, 21 and 28, 2018	$0.05460	$31,826

	Distributions
For the Six Months Ended	PWAY Class I Common Shares, per share(1)	PWAY Class I Common Shares, Amount Distributed
December 31, 2018
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05476	$1,794

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following FLEX distributions were previously declared and have record dates subsequent to December 31, 2019:

Record Date	Payment date	FLEX Class A Common Shares, per share
January 3, 10, 17, 24 and 31, 2020	February 7, 2020	$0.06986
February 7, 14, 21 and 28, 2020	March 6, 2020	$0.06112
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
During the three months and six months ended December 31, 2019, the Company's officers and directors did not purchase any shares of our stock.
NOTE 6 - INCOME TAXES
On March 31, 2019, in connection with the Merger, PWAY’s outstanding shares were cancelled and retired in exchange for TPIC common stock. The Merger should qualify as a “tax-free reorganization” within the meaning of Section 368(a) of the Code, and the merger agreement constituted a “plan of reorganization” for such purposes. As such, this transaction was intended to qualify as a nontaxable merger under Section 368 of the Code. Due to this transaction, PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY filed a final tax return for the nine-month period ended March 31, 2019. The Company will continue to file its income tax returns using a calendar year end. The Company will reflect all items of income, deduction, gain, and loss generated from the assets obtained from the merger transaction beginning on April 1, 2019. Former PWAY shareholders received a final Form 1099-DIV for the 2019 year reflecting the character of PWAY’s distributions made between January 1, 2019 and March 31, 2019. The Company’s shareholders received a Form 1099-DIV for the 2019 calendar year reflecting TPIC’s distributions made between January 1, 2019 and March 31, 2019 and FLEX’s distributions made between April 1, 2019 and December 31, 2019.

The likely and expected tax character of distributions declared and paid to the Company's shareholders during the tax year ended December 31, 2019 was as follows:

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - December 31, 2019	Unaudited Twelve Months Ended December 31, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	1,221,101	1,335,076
Total	$162,334	$1,221,101	$1,383,435

Based on updated information, we estimate our distributions of ordinary income to be $48,359 and return of capital to be $113,975 for the three months ended March 31, 2019. We have adjusted prior period information presented accordingly. As a result, total distributable earnings as of September 30, 2019 changed from $(7,291,747) to $(7,172,462), and total distributable earnings as of June 30, 2019 changed from $(6,697,650) to $(6,578,365).
The tax character of the distributions declared and paid to the Company’s shareholders during the tax year ended December 31, 2019 are estimates and will not be fully determined until the Company’s tax return is filed.
Following the Merger, the Company's cost basis of investments as of December 31, 2019 for tax purposes was $39,968,371, resulting in an estimated net unrealized loss of $845,856. Following the merger, the gross unrealized gains and losses as of December 31, 2019 were $2,272,241 and $3,118,097, respectively.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following estimates the net decrease in net assets resulting from operations to taxable income, which will be included as part of our tax return for the tax year ended December 31, 2019.

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - December 31, 2019	Unaudited Twelve Months Ended December 31, 2019
Net increase in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized loss on investments	(1,672)	1,880,542	1,878,870
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(151,746)	(151,746)
Permanent differences	659,270	372,911	1,032,181
Taxable income before deductions for distributions	$(56,925)	$(259,179)	$(316,104)

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the tax year ended December 31, 2019, we decreased accumulated net investment loss by $1,348,284 and decreased additional paid in capital by $1,348,284.
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

The tax character of distributions declared and paid to PWAY's shareholders during the nine months ended March 31, 2019 was as follows:

Nine Months Ended March 31, 2019(1)
Ordinary income	$23,732
Return of capital	300,907
Total	$324,639
(1)PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY filed a final tax return for the nine-month period ended March 31, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The character of distributions declared and paid to PWAY's shareholders during the years ended June 30, 2018 and 2017 was as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Capital gain	161,753	—
Return of capital	403,766	504,515
Total	$565,519	$504,515

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net decrease in net assets resulting from operations to taxable income for the tax years ended June 30, 2018, and 2017 as well as the nine months ended March 31, 2019.

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
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the year ended June 30, 2019, we increased accumulated net investment loss by $894,510 increased additional paid in capital by $894,510.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - INVESTMENT PORTFOLIO
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2019 and June 30, 2019:

	December 31, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,282,069	$29,906,395	76%
Senior Secured Loans-Second Lien	2,295,837	2,023,418	5%
Senior Unsecured Bonds	947,066	849,700	2%
Structured Subordinated notes	6,192,152	5,648,728	15%
Equity/Other	681,111	694,589	2%
Total Portfolio Investments	$40,398,235	$39,122,830	100%

	June 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,790,577	2,505,227	10%
Senior Unsecured Bonds	444,957	402,163	2%
Structured Subordinated notes	5,070,436	4,715,487	20%
Equity/Other	681,111	570,816	2%
Total Portfolio Investments	$24,898,370	$24,019,563	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and June 30, 2019:

	December 31, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,648,728	15%
High Tech Industries	5,178,446	13%
Healthcare & Pharmaceuticals	4,796,174	12%
Services: Business	3,667,934	9%
Telecommunications	3,580,274	9%
Services: Consumer	3,216,500	8%
Media: Broadcasting & Subscription	2,146,711	6%
Media: Diversified and Production	1,860,800	5%
Construction & Building	1,736,101	4%
Transportation: Cargo	1,494,615	4%
Sovereign & Public Finance	994,035	3%
Wholesale	988,556	3%
Media: Advertising, Printing & Publishing	925,983	2%
Retail	869,117	2%
Financial	849,700	2%
Beverage, Food & Tobacco	496,163	1%
Energy: Oil & Gas	377,500	1%
Hotel, Gaming & Leisure	295,493	1%
Total	$39,122,830	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets measured at fair value as of December 31, 2019 and June 30, 2019, respectively:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$4,166,783	$25,739,612	$29,906,395
Senior Secured Loans-Second Lien	—	—	2,023,418	2,023,418
Equity/Other	—	—	694,589	694,589
Senior Unsecured Bonds	—	849,700	—	849,700
Structured subordinated notes	—	—	5,648,728	5,648,728
Total Portfolio Investments	$—	$5,016,483	$34,106,347	$39,122,830

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$15,825,870	$15,825,870
Senior Secured Loans-Second Lien	—	—	2,505,227	2,505,227
Equity/Other	—	—	570,816	570,816
Senior Unsecured Bonds	—	402,163	—	402,163
Structured subordinated notes	—	—	4,715,487	4,715,487
Total Portfolio Investments	$—	$402,163	$23,617,400	$24,019,563
The Company’s investments generally consists of debt securities that are traded on a private over-the-counter market for institutional investors, structured subordinated notes and two equity investments. Generally, the Company valued its debt investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The determination of fair market value for the equity positions were determined by considering, among other factors, various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, market comparables, book value multiples, economic profits and portfolio multiples. Certain investments are valued utilizing a combination of yield analysis and discounted cash flow technique, as appropriate. The yield analysis uses loan spreads and other relevant information implied by market data involving identical or comparable assets or liabilities. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate yield, i.e. discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The following is a reconciliation for the six months ended December 31, 2019 and 2018, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$570,816	$4,715,487	$23,617,400
Net realized (losses) on investments	(264,029)	(432,689)	—	—	(696,718)
Net change in unrealized gains (losses) on investments	(156,976)	12,901	123,773	(188,477)	(208,779)
Net realized and unrealized gains (losses) on investments	(421,005)	(419,788)	123,773	(188,477)	(905,497)
Purchases of investments	16,778,375	—	—	1,163,198	17,941,573
Payment-in-kind interest	—	58	—	—	58
Accretion (amortization) of purchase discount and premium, net	66,156	2,921	—	(41,480)	27,597
Repayments and sales of portfolio investments	(3,200,211)	(65,000)	—	—	(3,265,211)
Transfers within Level 3(1)	—	—	—	—	—
Transfers in (out) of Level 3(1)	(3,309,573)	—	—	—	(3,309,573)
Fair Value at December 31, 2019	$25,739,612	$2,023,418	$694,589	$5,648,728	$34,106,347

Net increase in unrealized loss attributable to Level 3 investments still held at the end of the period	$(191,916)	$12,930	$123,773	$(188,477)	$(243,690)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended December 31, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Structured Subordinated notes
Fair Value at June 30, 2018	$3,127,896
Realized loss on investments	(16,627)
Net change in unrealized gain/loss on investments	(88,129)
Purchases of investments	—
Distributions received from investments	—
Payment-in-kind interest	—
Accretion (amortization) of purchase discount and premium, net	30,230
Repayments and sales of portfolio investments	(56,437)
Transfers within Level 3(1)	—
Transfers in (out) of Level 3(1)	—
Fair Value at December 31, 2018	$2,996,933

Net increase in unrealized gain attributable to Level 3 investments still held at the end of the period	$(105,836)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the six months ended December 31, 2018.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2019:

Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$25,739,612	Market quotes	Indicative dealer quotes	77.50-101.00	97.45
Senior Secured Second Lien Debt	2,023,418	Market quotes	Indicative dealer quotes	9.50-100.90	88.41
Equity/Other	694,589	Market comparables	EBITDA multiples (x)	0.00x-8.00x	8.00x
Subordinated structured notes	5,648,728	Discounted Cash Flow	Discount Rate	17.51%- 32.95%(1)	22.03%(1)
Total	$34,106,347
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

NOTE 9 - MERGER
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc. As a result of the Merger, the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.
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
In the Merger, common shareholders of PWAY received newly-issued common shares in the Company having an aggregate net asset value equal to the aggregate net asset value of their holdings of PWAY Class A and/or PWAY Class I common shares, as applicable, as determined at the close of business on March 27, 2019, as permitted by the Merger agreement. The differences in net asset value between March 27, 2019 and March 31, 2019 were not material. Relevant details pertaining to the Merger are as follows:

	NAV/Share ($)	Conversion Ratio
Triton Pacific Investment Corporation, Inc.	$10.48	N/A
Pathway Capital Opportunity Fund, Inc.: Class A	$13.46	1.2848
Pathway Capital Opportunity Fund, Inc.: Class I	$13.50	1.2884

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments
The cost, fair value and net unrealized appreciation (depreciation) of the investments of TPIC as of the date of the merger, was as follows:

TPIC
Cost of investments	$12,106,879
Fair value of investments	11,431,241
Net unrealized appreciation (depreciation) on investments	$(675,638)
Common Shares
The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the Merger were as follows:

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

NOTE 11 - CREDIT FACILITY

PWAY – Pre-Merger
On August 25, 2015, PWAY closed on a credit facility with BNP Paribas Prime Brokerage International, Ltd. (the “Revolving Credit Facility”). The Revolving Credit Facility included an accordion feature which allowed commitments to be increased up to $25,000,000 in the aggregate. Interest on borrowings under the Revolving Credit Facility was three-month LIBOR plus 120 basis points with no minimum LIBOR floor. The Revolving Credit Facility closed prior to the Merger.
During the three months and six months ended December 31, 2018, PWAY recorded $8,434 and $19,595, respectively, of interest expense related to PWAY's Revolving Credit Facility.

FLEX – Post-Merger

On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”).

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
As of December 31, 2019 and June 30, 2019, we had $21,000,000 and $5,500,000, respectively outstanding on our Credit Facility. As of December 31, 2019, the investments used as collateral for the Credit Facility had an aggregate fair value of $31,745,852, which represents 81% of our total investments. As permitted by ASC 825-10-25, we have not elected to value our Credit Facility which is categorized as Level 2 under ASC 820 as of December 31, 2019.

In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2019, $551,476 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months and six months ended December 31, 2019, we recorded $175,833 and $276,003, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12- FINANCIAL HIGHLIGHTS

	Three months ended December 31,		Six months ended December 31,
	2019	2018(e)	2019	2018(e)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$9.47	$9.22	$9.88	$9.89
Net investment income	0.02	(0.06)	0.08	(0.4)
Net realized and unrealized (losses) on investments	(0.15)	(1.06)	(0.46)	(1.21)
Net increase (decrease) in net assets resulting from operations	(0.13)	(1.12)	(0.38)	(1.61)
Distributions(b)
Return of capital distributions	(0.17)	(0.13)	(0.34)	(0.28)
Dividends from net investment income	—	—	—	—
Total Distributions	(0.17)	(0.13)	(0.34)	(0.28)
Offering costs	—		—
Other (c)	0.02	(0.01)	0.03	(0.04)
Net asset value at end of period	$9.19	$7.96	$9.19	$7.96
Total return based on net asset value (d)	(1.34)%	(11.87)%	(3.95)%	(16.2)%

Supplemental Data:
Net assets at end of period	$21,371,210	$6,314,616	$21,371,210	$6,314,616
Average net assets	$22,009,112	$6,975,814	$22,476,313	$7,466,956
Average shares outstanding	2,364,411	801,503	2,370,647	815,359
Ratio to average net assets:
Total annual expenses	17.91%	22.13%	15.49%	29.62%
Total annual expenses (after expense limitation agreement)	14.60%	19.02%	12.47%	24.77%
Net investment income (loss)	0.92%	(2.69)%	1.79%	(8.73)%

Portfolio Turnover	0.18%	—%	1.93%	—%

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on February 12, 2020 and notes the following:
Sales of Common Stock
For the period beginning January 1, 2020 and ending February 12, 2020, the Company sold 2,021 shares of its common stock for gross proceeds of $23,000 and issued 14,086 shares pursuant to its distribution reinvestment plan in the amount of $150,726.
Investment Activity
During the period beginning January 1, 2020 and ending February 12, 2020, the Company made three investments totaling $1,838,111.
Tender Offer
On January 21, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer.  The Tender Offer is for cash at a price equal to the net offering price per share determined as of February 21, 2020 (“Purchase Price”).  The total estimated cost of purchasing the estimated maximum number of shares pursuant to the Tender Offer, assuming a Purchase Price of $10.70 per share (based upon the most recent net offering price as of January 21, 2020), would be approximately $211,246.19. The Tender Offer will expire at 4:00 P.M., Eastern Time, on February 19, 2020 unless extended.
Distributions
On November 15, 2019, the Company’s board of directors declared distributions for the months of December 2019, January 2020 and February 2020, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in December 2019, January 2020 and February 2020 and equal a weekly amount of $0.01310 per share of common stock.
On January 27, 2020, the Company’s board of directors announced an increase in the annualized rate distribution rate from 6.0% to 7.0% based on the current offering price. The 100 basis point annualized increase in the distribution rate is effective as of the January 24, 2020 record date. The distributions have weekly record dates and are payable monthly to the stockholders of record as of the close of business of each week in January 2020 and February 2020. The increased declared distributions equal a weekly amount of $0.01528 per share of common stock, a $0.00218 increase compared to the previously declared distribution weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Record Date	Payment Date	Distribution Amount
1/3/2020	2/7/2020	$0.01310
1/10/2020	2/7/2020	$0.01310
1/17/2020	2/7/2020	$0.01310
1/24/2020	2/7/2020	$0.01528
1/31/2020	2/7/2020	$0.01528
2/7/2020	3/6/2020	$0.01528
2/14/2020	3/6/2020	$0.01528
2/21/2020	3/6/2020	$0.01528
2/28/2020	3/6/2020	$0.01528

On February 7, 2020, the Company’s board of directors declared distributions for the months of March 2020, April 2020 and May 2020. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
3/6/2020	4/3/2020	$0.01528
3/13/2020	4/3/2020	$0.01528
3/20/2020	4/3/2020	$0.01528
3/27/2020	4/3/2020	$0.01528
4/3/2020	5/1/2020	$0.01528
4/10/2020	5/1/2020	$0.01528
4/17/2020	5/1/2020	$0.01528
4/24/2020	5/1/2020	$0.01528
5/1/2020	6/5/2020	$0.01528
5/8/2020	6/5/2020	$0.01528
5/15/2020	6/5/2020	$0.01528
5/22/2020	6/5/2020	$0.01528
5/29/2020	6/5/2020	$0.01528

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

The terms “FLEX,” “the Company,” “we,” “us” and “our” mean TP Flexible Income Fund, Inc. unless the context specifically requires otherwise.

Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").
On August 10, 2018, we (in our capacity as Triton Pacific Investment Corporation, Inc., which we refer to as "TPIC") entered into an agreement and plan of merger with Pathway Capital Opportunity Fund, Inc. (“PWAY”) (which was amended and restated effective February 12, 2019) (the "Merger Agreement") pursuant to which PWAY merged with and into TPIC (the "Merger") and, as the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc.). TPIC’s board of directors and PWAY’s board of directors each approved the transaction. Completion of the Merger was subject to a number of conditions, including, among other things, the approval by TPIC’s stockholders and PWAY’s stockholders of the Merger and the Merger Agreement. The Merger was approved by TPIC’s stockholders at their annual meeting of stockholders held on March 15, 2019 (the "2019 Annual Meeting") and by PWAY’s stockholders at a special meeting of stockholders held on March 15, 2019. The Merger was completed on March 31, 2019. We refer to the surviving merged accounting entity as "FLEX" throughout Management's Discussion and Analysis herein and in the accompanying consolidated financial statements.
As a result of the Merger several significant changes occurred:

•
New Investment Adviser. Prospect Flexible Income Management, LLC (the "Adviser") now serves as our investment adviser. The Adviser is an affiliate of PWAY and the investment professionals of PWAY’s investment adviser have investment discretion at the Adviser.

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

•
Special Repurchase Offer. As a condition to being able to increase our leverage, we have offered and will in the future offer to repurchase certain of our outstanding shares pursuant to four quarterly tender offers (the "Special Repurchase Offer"). In connection with the Special Repurchase Offer, stockholders should be aware that:

◦
Only former stockholders of TPIC as of March 15, 2019 (the “Eligible Stockholders”), the date of TPIC’s 2019 annual stockholder meeting, were and will be allowed to participate in the Special Repurchase Offer, and they may have up to 100% of their shares repurchased. Former stockholders of PWAY and stockholders who purchased shares in our continuous public offering will not and may not participate in the Special Repurchase Offer.

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

◦
The first of our four quarterly Special Repurchase Offers expired on June 24, 2019, and in that offer we repurchased 49,900 shares of our Class A common stock for gross proceeds of $495,506. Our second Special Repurchase Offer expired on October 4, 2019 and in that offer we repurchased 34,489 shares of our Class A common stock for gross proceeds of $326,262. Our third Special Repurchase Offer expired on December 20, 2019 and in that offer we repurchased 51,715 shares of our Class A common stock for gross proceeds of $460,786. See "Note 3 - Share Transactions" in the Notes to Consolidated Financial Statements for additional information.

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

Prospect Flexible Income Management, LLC serves as our investment adviser. The engagement of the Adviser was approved by TPIC’s stockholders at the 2019 Annual Meeting, concurrently with the approval of the Merger and the Merger Agreement. Prospect Administration LLC (the "Administrator"), an affiliate of our Adviser, serves as our administrator. We have engaged Triton Pacific Securities, LLC (the "Dealer Manager") to serve as the dealer manager of our offering. The dealer manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered.

We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $11.38 per Class A Share. As of February 12, 2020, we have sold a total of 2,341,856 shares of common stock, including 142,094 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,123,333, including the reduction due to ($1,886,571) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to our Former Adviser in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is controlled by Prospect Capital Management, who owns a majority of its voting units. Mr. Eliasek is the principal officer of the Adviser.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and six months ended December 31, 2019, we purchased investment securities (excluding short-term securities) of $8,990,588 and $19,425,198, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $1,652,836 and $3,275,274, respectively, resulting in a total net portfolio growth of $7,337,752 for the three months ended December 31, 2019 and $16,149,924 for the six months ended December 31, 2019.
Debt Issuances and Redemptions
During the three months and six months ended December 31, 2019, we drew an additional $5,500,000 and $10,000,000, respectively, on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of December 31, 2019. See "Credit Facility".
On November 21, 2019, we made an offer to the Eligible Stockholders as part of the Special Repurchase Offer to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, at a price equal to the net asset value per share determined as of December 24, 2019. The offer expired at 4:00 P.M., Eastern Time, on December 20, 2019 and a total of 51,715 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $8.91 per share for an aggregate purchase price of approximately $460,786. The repurchase for the three months ended December 31, 2019, was effective prior to December 31, 2019 but paid after December 31, 2019 and therefore is recorded as a payable as of December 31, 2019.
Equity Issuances
As part of the dividend reinvestment plan, we issued 6,125, 6,102 and 7,587 shares of our common stock on October 4, 2019, October 28, 2019 and December 2, 2019, respectively. On January 3, 2020 we issued 6,054 shares of our common stock in connections with the dividend reinvestment plan for December distributions.
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
As part of our investment objective to generate current income, we expect that at least 70% of our investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt. We expect that up to 30% of our investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 13, 2019, the parent company of the Adviser received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
Expenses
Our primary operating expenses will be the payment of advisory fees and other expenses under the Investment Advisory Agreement with the Adviser (the "Investment Advisory Agreement"). The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
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

•
all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the Administration Agreement (as defined herein) that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, chief compliance officer and chief financial officer and their respective staffs.

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
Merger
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc. As a result of the Merger the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.
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
In the Merger, common shareholders of PWAY received newly-issued common shares in the Company having an aggregate net asset value equal to the aggregate net asset value of their holdings of PWAY Class A and/or PWAY Class I common shares, as applicable, as determined at the close of business on March 27, 2019, as permitted by the Merger Agreement. The differences in net asset value between March 27, 2019 and March 31, 2019 were not material. Relevant details pertaining to the Merger are as follows:

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

Common Shares

The common shares outstanding, net assets applicable to common shares and NAV per common share outstanding immediately before and after the Merger were as follows:

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
Portfolio and Investment Activity
During the three months and six months ended December 31, 2019, purchases of investment securities (excluding short-term securities) were $8,990,588 and $19,425,198, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $1,652,836 and $3,275,274, respectively, resulting in a total net portfolio growth of $7,337,752 for the three months ended December 31, 2019 and $16,149,924 for the six months ended December 31, 2019. As of December 31, 2019, our investment portfolio, with a total fair value of $39,122,830, consisted of interests in 59 investments (82% in senior secured loans, 2% in senior unsecured bonds, 2% in equity/other and 14% in CLO - subordinated notes).
During the three months and six months ended December 31, 2018, there were no purchases of investment securities (excluding short-term securities). During the same period, sales and redemptions of investment securities (excluding short-term securities)

were $1,773,964 and $2,068,610, respectively. During the six months ended December 31, 2018, one of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $20,261 related to this investment for the amount our amortized cost exceeded fair value as of the respective determination dates. As of December 31, 2018, our investment portfolio, with a total fair value of $7,943,823, consisted of interests in 23 investments (57% in senior unsecured bonds, 5% in senior secured bonds, and 38% in CLO - subordinated notes).
Portfolio Holdings
As of December 31, 2019, our investment portfolio, with a total fair value of $39,122,830, consisted of interests in 33 portfolio companies and 23 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2019 and June 30, 2019:

	As of December 31, 2019		As of June 30, 2019
	Fair Value	As Percent of Total Fair Value	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,906,395	76%	$15,825,870	66%
Senior Secured Loans-Second Lien	2,023,418	5%	2,505,227	10%
Equity/Other	694,589	2%	570,816	2%
Senior Unsecured Bonds	849,700	2%	402,163	2%
Structured subordinated notes	5,648,728	15%	4,715,487	20%
Total	$39,122,830	100%	$24,019,563	100%

Number of portfolio companies	33		36
Number of Structured subordinated notes	23		17

% Variable Rate (based on fair value)(1)	97%		98%
% Fixed Rate (based on fair value)(1)	3%		2%
% Weighted Average Yield Variable Rate (based on fair value)(1)	12%		8%
% Weighted Average Yield Fixed Rate (based on fair value)(1)	12%		12%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity and structured subordinated notes.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and June 30, 2019:

	December 31, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,648,728	15%
High Tech Industries	5,178,446	13%
Healthcare & Pharmaceuticals	4,796,174	12%
Services: Business	3,667,934	9%
Telecommunications	3,580,274	9%
Services: Consumer	3,216,500	8%
Media: Broadcasting & Subscription	2,146,711	6%
Media: Diversified and Production	1,860,800	5%
Construction & Building	1,736,101	4%
Transportation: Cargo	1,494,615	4%
Sovereign & Public Finance	994,035	3%
Wholesale	988,556	3%
Media: Advertising, Printing & Publishing	925,983	2%
Retail	869,117	2%
Financial	849,700	2%
Beverage, Food & Tobacco	496,163	1%
Energy: Oil & Gas	377,500	1%
Hotel, Gaming & Leisure	295,493	1%
Total	$39,122,830	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

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
The following table shows the composition of our investment portfolio by level of control as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$472,357	1%	$694,589	2%	$472,357	2%	$570,816	2%
Non-Control/Non-Affiliate	39,925,878	99%	38,428,241	98%	24,426,013	98%	23,448,747	98%
Total Investments	$40,398,235	100%	$39,122,830	100%	$24,898,370	100%	$24,019,563	100%

Results of Operations - Comparison of the three months and six months ended December 31, 2019 and December 31, 2018
Investment Income
For the three months ended December 31, 2019 and 2018, we generated $853,848 and $284,830, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the six months ended December 31, 2019 and 2018, we generated $1,602,492 and $598,971, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three months and six months ended December 31, 2019, PIK interest included in interest income totaled $29 and $58, respectively. There was no PIK interest for the three months and six months ended December 31, 2018.
Operating Expenses
Total operating expenses before expense limitation support and waiver of offering costs totaled $985,469 and $385,865 for the three months ended December 31, 2019 and 2018, respectively, and $1,740,798 and $1,105,972 for the six months ended December 31, 2019 and 2018, respectively. These operating expenses consisted primarily of amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense. The base management fees for the three months ended December 31, 2019 and 2018, respectively, were $182,205 and $50,735. The base management fees for the six months ended December 31, 2019 and 2018, respectively, were $339,614 and $108,414. The amortization of offering costs for the three months ended December 31, 2019 and 2018, respectively, were $151,288 and $34,054. The amortization of offering costs for the six months ended December 31, 2019 and 2018, respectively, were $271,894 and $64,500. The adviser shared service expense for the three months ended December 31, 2019 and 2018, respectively, were $0 and $6,342. The adviser shared service expense for the six months ended December 31, 2019 and 2018, respectively, were $0 and $13,552. The legal expenses for the three months ended December 31, 2019 and 2018, respectively, were $86,263 and $141,674. The legal expenses for the six months ended December 31, 2019 and 2018, respectively, were $111,621 and $580,843. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(182,205) and $(54,178) for the three months ended December 31, 2019 and 2018, respectively, and $(339,614) and $(181,029) for the six months ended December 31, 2019 and 2018, respectively.

Net Investment Income
Our net investment income (loss) totaled $50,584 and $(46,857) for the three months ended December 31, 2019 and 2018, respectively, and $201,308 and $(325,972) for the six months ended December 31, 2019 and 2018, respectively.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2019 and 2018, respectively, we received proceeds from sales and repayments on unaffiliated investments of $1,652,836 and $1,773,964, from which we realized net losses of $(431,439) and $(40,098). For the six months ended December 31, 2019 and 2018, respectively, we received proceeds from sales and repayments on unaffiliated investments of $3,275,274 and $2,068,610, from which we realized net losses of $(695,468) and $(45,453).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2019 and 2018, respectively, net unrealized losses totaled $84,194 and $(807,829), respectively. For the six months ended December 31, 2019 and 2018, respectively, net unrealized losses totaled $(396,598) and $(945,059), respectively.
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

Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On March 31, 2019, we entered into the Investment Advisory Agreement with Prospect Flexible Income Management, LLC in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon consummation of the Merger. Prospect Flexible Income Management, LLC serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) income and capital gains incentive fees based on our performance.
On March 31, 2019, we entered into the Administration Agreement with Prospect Administration, which was amended and restated effective as of July 17, 2019, pursuant to which Prospect Administration furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement with Prospect Administration initially became effective upon consummation of the Merger. We reimburse Prospect Administration for its allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and its allocable portion of the costs of our chief financial officer and chief compliance officer and their respective staffs and other administrative support personnel. We have engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar.
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

Credit Facility

On May 16, 2019, we established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank (“RBC”), acting as administrative agent. In connection with the credit facility, our wholly owned financing subsidiary, TP Flexible Funding, LLC (the "SPV"), as borrower, and each of the other parties thereto, entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”). The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV.

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
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying financial statements were available to be issued on February 12, 2020 and notes the following:
Sales of Common Stock
For the period beginning January 1, 2020 and ending February 12, 2020, the Company sold 2,021 shares of its common stock for gross proceeds of $23,000 and issued 14,086 shares pursuant to its distribution reinvestment plan in the amount of $150,726.
Investment Activity
During the period beginning January 1, 2020 and ending February 12, 2020, the Company made three investments totaling $1,838,111.
Tender Offer
On January 21, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer.  The Tender Offer is for cash at a price equal to the net offering price per share determined as of February 21, 2020 (“Purchase Price”).  The total estimated cost of purchasing the estimated maximum number of shares pursuant to the Tender Offer, assuming a Purchase Price of $10.70 per share (based upon the most recent net offering price as of January 21, 2020), would be approximately $211,246.19. The Tender Offer will expire at 4:00 P.M., Eastern Time, on February 19, 2020 unless extended.

Distributions
On November 15, 2019, the Company’s board of directors declared distributions for the months of December 2019, January 2020 and February 2020, which reflected an annualized distribution rate of 6.0%. The distributions have weekly record dates as of the close of business of each week in December 2019, January 2020 and February 2020 and equal a weekly amount of $0.01310 per share of common stock.
On January 27, 2020, the Company’s board of directors announced an increase in the annualized rate distribution rate from 6.0% to 7.0% based on the current offering price. The 100 basis point annualized increase in the distribution rate is effective as of the January 24, 2020 record date. The distributions have weekly record dates and are payable monthly to the stockholders of record as of the close of business of each week in January 2020 and February 2020. The increased declared distributions equal a weekly amount of $0.01528 per share of common stock, a $0.00218 increase compared to the previously declared distribution weekly amount of $0.01310 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
1/3/2020	2/7/2020	$0.01310
1/10/2020	2/7/2020	$0.01310
1/17/2020	2/7/2020	$0.01310
1/24/2020	2/7/2020	$0.01528
1/31/2020	2/7/2020	$0.01528
2/7/2020	3/6/2020	$0.01528
2/14/2020	3/6/2020	$0.01528
2/21/2020	3/6/2020	$0.01528
2/28/2020	3/6/2020	$0.01528

On February 7, 2020, the Company’s board of directors declared distributions for the months of March 2020, April 2020 and May 2020. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	Distribution Amount
3/6/2020	4/3/2020	$0.01528
3/13/2020	4/3/2020	$0.01528
3/20/2020	4/3/2020	$0.01528
3/27/2020	4/3/2020	$0.01528
4/3/2020	5/1/2020	$0.01528
4/10/2020	5/1/2020	$0.01528
4/17/2020	5/1/2020	$0.01528
4/24/2020	5/1/2020	$0.01528
5/1/2020	6/5/2020	$0.01528
5/8/2020	6/5/2020	$0.01528
5/15/2020	6/5/2020	$0.01528
5/22/2020	6/5/2020	$0.01528
5/29/2020	6/5/2020	$0.01528

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
Related Party Transactions
Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with our Adviser. We will pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See “-Investment Advisory Fees.”

Certain members of our senior management hold an equity interest in our Adviser.  Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser and in which certain members of our senior management hold an equity interest and act as principals. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administrative Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2019 and 2018, administrative costs incurred by the Company and PWAY to the Administrator were $173,523 and $17,125, respectively. For the six months ended December 31, 2019 and 2018, administrative costs incurred by the Company and PWAY to the Administrator were $337,316 and $85,875, respectively. As of December 31, 2019 and June 30, 2019, $288,156 and $341,235, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2019 and 2018, PRIS incurred $17,862 and $15,033, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2019 and 2018, PRIS incurred $38,655 and $31,284, respectively, in expenses related to valuation services that are attributable to the

Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $56,981 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2019 and 2018, PSEC incurred $5,975 and $2,348, respectively in expenses related to the filing services that are attributable to the Company. During the six months ended December 31, 2019 and 2018, PSEC incurred $8,326 and $5,467, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $8,326 and $2,348 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended December 31, 2019 and 2018, the Company incurred $0 and $6,213, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the six months ended December 31, 2019 and 2018, the Company incurred $0 and $12,861, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of December 31, 2019 and June 30, 2019, $0 of expense is due from PSEC, which is presented as due from affiliate on the Statement of Assets and Liabilities.
Dealer Manager Agreement

The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC pursuant to which the Company will pay the dealer manager a fee of up to 6% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. Triton Pacific Securities, LLC is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.

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
Investment Advisory Fees
Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. For the first quarter of our operations following the Merger, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines.

Incentive Fee. The incentive fee consists of two parts: (1) the subordinated incentive fee on income and (2) the capital gains incentive fee.
Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding quarter. For purposes of this fee “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses reimbursed under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and subordinated incentive fee on income). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income is subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses are included in the calculation of the subordinated incentive fee on income.
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

At the 2019 Annual Meeting, stockholders approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, and subject to certain additional disclosure requirements and the repurchase obligations described above, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of March 16, 2019.

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
Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of December 31, 2019 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due to and from the Adviser are settled quarterly.
Paid-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2019 and 2018, PIK interest included in interest income totaled $29 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of December 31, 2019, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2019, the Company does not expect to have any excise tax due for the 2019 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2019, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments during six months ended December 31, 2019 and have retrospectively applied the presentation to prior period statements presented.
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

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the six months ended December 31, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	(187,902)	37,548	(356,386)	(506,740)
Net Increase in Net Assets Resulting from Operations:
Net investment income	(325,972)	—	—	(325,972)
Net realized losses	—	(45,453)	—	(45,453)
Net change in net unrealized losses	—	—	(945,059)	(945,059)
Distributions to Shareholders:
Distributions from net investment income	—	—	—	—
Tax reclassification	(5,644)	(452)	—	(6,096)
Balance as of December 31, 2018	(519,518)	(8,357)	(1,301,445)	(1,829,320)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 97% (based on fair value) of our investments paid variable interest rates and 3% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2019:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$997,032	$630,000	$367,032
Up 200 basis points	$664,688	$420,000	$244,688
Up 100 basis points	$332,344	$210,000	$122,344
Down 100 basis points	$(295,608)	$(210,000)	$(85,608)
Down 200 basis points	$(391,159)	$—	$(391,159)
Down 300 basis points	$(393,398)	$—	$(393,398)

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2019.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In November 2019, the SEC published a proposed rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk (“VaR”) leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2020.

TP FLEXIBLE INCOME FUND, INC.

By: /s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer
(Principal Accounting and Financial Officer)