Form 10-Q
period 2020-03-31
TP Flexible Income Fund, Inc.
filed 2020-05-15
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $.001 par value per share, outstanding as of May 14, 2020 was 2,347,803.

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

•
the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus (“Wuhan Virus”) pandemic, on our and our portfolio companies’ business and the global economy;

•	uncertainty surrounding the financial and/or political stability of the United States, United Kingdom, Europe, and China;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of Prospect Flexible Income Management, LLC to locate suitable investments for us and to monitor and administer our investments;

•	the ability of Prospect Flexible Income Management, LLC and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC (each as defined herein); and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.
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

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Financial Statements

Assets	March 31, 2020	June 30, 2019
	(Unaudited)	(Audited)
Investments at fair value:
Affiliate investments (amortized cost of $472,357 and $472,357, respectively)	$732,027	$570,816
Non-control/non-affiliate investments (amortized cost of $39,823,266 and $24,426,013, respectively)	35,722,115	23,448,747
Total investments (amortized cost of $40,295,623 and $24,898,370, respectively)	36,454,142	24,019,563
Cash	3,469,188	6,730,743
Deferred financing costs (Note 11)	536,819	457,651
Deferred offering costs	402,937	292,429
Prepaid expenses and other assets	310,756	427,944
Interest receivable	103,323	46,887
Receivable for investments sold	—	952,631
Due from Adviser (Note 4)	—	128,852
Due from Affiliate (Note 4)	—	2,137
Total Assets	41,277,165	33,058,837

Liabilities
Revolving Credit Facility (Note 11)	21,000,000	5,500,000
Due to Administrator (Note 4)	328,124	341,235
Accrued audit fees	270,470	369,762
Due to Affiliates (Note 4)	221,722	54,205
Dividends payable	144,513	126,128
Interest payable	64,548	28,063
Accrued legal fees	48,607	486,537
Accrued expenses	15,580	157,873
Payable for investments purchased	—	1,961,399
Payable for shares repurchased	—	495,506
Due to Adviser (Note 4)	—	127,414
Total Liabilities	22,093,564	9,648,122
Commitments and Contingencies (Note 10)	—	—
Net Assets	$19,183,601	$23,410,715

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,382,697 and 2,370,011 shares issued and outstanding, respectively) (Note 3)	$2,383	$2,370
Paid-in capital in excess of par (Note 3)	27,916,807	30,105,995
Total distributable earnings (loss) (Note 6)	(8,735,589)	(6,697,650)
Net Assets	$19,183,601	$23,410,715
Net Asset Value Per Share (Note 12)	$8.05	$9.88

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020(1)	2019(1)	2020(1)	2019(1)
Investment Income
Interest income from non-control/non-affiliate investments	$623,699	$110,389	$1,756,859	$426,201
Interest income from structured credit securities	276,672	140,997	746,004	424,155
Total Investment Income	900,371	251,386	2,502,863	850,356

Operating Expenses
Base management fees (Note 4)	185,935	43,813	525,549	152,226
Interest expense and credit facility expenses (Note 11)	178,723	5,277	454,726	24,871
Amortization of offering costs	151,512	—	423,406	64,500
Administrator costs (Note 4)	114,765	36,797	452,081	122,671
Audit and tax expense	75,014	83,778	211,897	172,397
Valuation services (Note 4)	48,288	41,826	96,705	123,596
Transfer agent’s fees and expenses	43,028	59,325	112,785	48,391
Insurance expense	37,968	9,285	114,892	65,457
Legal expense	20,760	148,537	132,380	729,381
General and administrative	10,492	5,326	82,862	17,562
Adviser shared service expense (Note 4)	—	5,477	—	19,028
Report and notice to shareholders	—	—	—	5,333
Total Operating Expenses	866,485	439,441	2,607,283	1,545,413
Waiver of offering costs (Note 4)(2)	—	(1,492,252)	—	(1,492,252)
Expense limitation payment (Note 4)	(185,935)	—	(525,549)	(181,029)
Total Net Operating Expenses	680,550	(1,052,811)	2,081,734	(127,868)
Net Investment Income	219,821	1,304,197	421,129	978,224

Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized losses:
Non-control/non-affiliate investments	—	—	(695,468)	(45,453)
Net realized losses	—	—	(695,468)	(45,453)
Net change in unrealized gains (losses) on:
Non-control/non-affiliate investments	(2,603,514)	175,862	(3,123,885)	(769,197)
Affiliate investments	37,438	—	161,211	—
Net change in unrealized gains (losses)	(2,566,076)	175,862	(2,962,674)	(769,197)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	(2,566,076)	175,862	(3,658,142)	(814,650)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(2,346,255)	$1,480,059	$(3,237,013)	$163,574
Net (decrease) increase in net assets resulting from operations per share (Note 12)	$(1.00)	$1.90	$1.37	$0.20
Distributions declared per share	$0.19	$0.31	$0.53	$1.04

(1) See Notes 1 and 9.
(2) This balance relates to organization and offering costs that were no longer reimbursable to PWAY's former investment adviser, Pathway Capital Opportunity Fund Management, LLC, as a result of the Merger.

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
Three Months Ended March 31, 2020	Shares	Par	Paid-in Capital in Excess of Par(1)	Distributable Earnings (Loss)(1)	Net Assets
Balance as of December 31, 2019	2,325,749	$2,326	$27,489,723	$(6,120,839)	$21,371,210
Net decrease in net assets resulting from operations
Net investment income	—	—	—	219,821	219,821
Net realized (losses) on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	—	—	—	(2,566,076)	(2,566,076)
Distributions to Shareholders (Note 5)
Return of capital distributions -FLEX Class A common shares	—	—	(182,055)	—	(182,055)
Distributions from earnings-FLEX Class A common shares				(268,495)	(268,495)
Capital Transactions
Shares issued	55,529	56	631,864	—	631,920
Commissions and fees on shares issued	—	—	(37,915)	—	(37,915)
Shares issued through reinvestment of dividends	21,162	21	226,416	—	226,437
Repurchase of common shares	(19,743)	(20)	(211,226)	—	(211,246)
Tax Reclassification of Net Assets (Note 6)					—
Total Increase (Decrease) for the three months ended March 31, 2020	56,948	57	427,084	(2,614,750)	(2,187,609)
Balance as of March 31, 2020	2,382,697	$2,383	$27,916,807	$(8,735,589)	$19,183,601

(1) See Note 6 - Income Taxes.

	Common Stock
Three Months Ended March 31, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)(2)	Net Assets
Balance as of December 31, 2018	617,189	$6,172	$8,137,765	$(1,829,322)	$6,314,615
Net increase in net assets resulting from operations
Net investment income	—	—	—	1,304,197	1,304,197
Net realized (losses) on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	—	—	—	175,862	175,862
Distributions to Shareholders (Note 5)
Distributions from earnings -PWAY Class A (Previously Class R)	—	—	—	(43,919)	(43,919)
Distributions from earnings -PWAY Class I (Previously Class RIA and I)	—	—	—	(2,494)	(2,494)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(46,742)	—	(46,742)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(2,654)	—	(2,654)
Capital Transactions
Shares issued through reinvestment of dividends	3,822	38	43,924	—	43,962
Repurchase of common shares	(17,748)	(177)	(191,495)	—	(191,672)
Offering costs (Note 4)	—	—	482,981	—	482,981
Tax Reclassification of Net Assets	—	—	899,819	(899,819)	—
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,805,679	(4,749,503)	17,052,546
Total Increase (Decrease) for the three months ended March 31, 2019	1,786,160	(3,769)	22,991,512	(4,215,676)	$18,772,067
Balance as of March 31, 2019	2,403,349	$2,403	$31,129,277	$(6,044,998)	$25,086,682

(2) See Note 2 - Significant Accounting Policies.
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
Nine Months Ended March 31, 2020	Shares	Par	Paid-in Capital in Excess of Par(1)	Distributable Earnings (Loss)(1)	Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	421,129	421,129
Net realized (losses) on investments	—	—	—	(695,468)	(695,468)
Net change in unrealized gains (losses) on investments	—	—	—	(2,962,674)	(2,962,674)
Distributions to Shareholders (Note 5)
Return of capital distributions -FLEX Class A common shares	—	—	(992,189)	—	(992,189)
Distributions from earnings-FLEX Class A common shares	—	—	—	(268,495)	(268,495)
Capital Transactions
Shares issued	57,726	58	656,862	—	656,920
Commissions and fees on shares issued	—	—	(39,772)	—	(39,772)
Shares issued through reinvestment of dividends	60,907	61	651,668	—	651,729
Repurchase of common shares	(105,947)	(106)	(998,188)	—	(998,294)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,348,284)	1,348,284	—
Total Increase (Decrease) for the nine months ended March 31, 2020	12,686	$13	$(2,069,903)	$(2,157,224)	$(4,227,114)
Balance as of March 31, 2020	2,382,697	$2,383	$27,916,807	$(8,735,589)	$19,183,601

(1) See Note 6 - Income Taxes.

	Common Stock
Nine Months Ended March 31, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)(1)	Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,853,330	$(506,740)	$8,353,164
Net increase in net assets resulting from operations
Net investment income	—	—	—	978,224	978,224
Net realized (losses) on investments	—	—	—	(45,453)	(45,453)
Net change in unrealized gains (losses) on investments	—	—	—	(769,197)	(769,197)
Distributions to Shareholders (Note 5)
Distributions from earnings -PWAY Class A (Previously Class R)	—	—	—	(43,919)	(43,919)
Distributions from earnings -PWAY Class I (Previously Class RIA and I)	—	—	—	(2,494)	(2,494)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(263,668)	—	(263,668)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(14,558)	—	(14,558)
Capital Transactions
Shares issued through reinvestment of dividends	14,537	145	170,127	—	170,272
Repurchase of common shares	(68,644)	(686)	(810,530)	—	(811,216)
Offering costs (Note 4)	—	—	482,981	—	482,981
Tax Reclassification of Net Assets	—	—	899,819	(899,819)	—
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,805,679	(4,749,503)	17,052,546
Total Increase (Decrease) for the nine months ended March 31, 2019	1,745,979	$(4,171)	$22,269,850	$(5,532,161)	$16,733,518
Balance as of March 31, 2019	2,403,349	$2,403	$31,123,180	$(6,038,901)	$25,086,682

(1) See Note 2 - Significant Accounting Policies.
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(3,237,013)	$163,574
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of offering costs	423,406	64,500
Purchases of investments	(22,003,340)	(35,015)
Repayments and sales of portfolio investments	5,984,671	2,068,610
Net change in unrealized gains (losses) on investments	2,962,674	769,197
Net realized loss on investments	695,468	45,453
Accretion of purchase discount on investments, net	(73,973)	—
Amortization of fixed income premium or discounts	—	(90,111)
Waiver of offering costs	—	(1,975,233)
Amortization of deferred financing costs	45,832	—
Paid-in-kind interest	(87)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	952,631	—
Interest receivable	(56,436)	51,723
Due from Adviser (Note 4)	128,852	118,109
Deferred offering costs (Note 4)	(533,913)	—
Prepaid expenses	117,188	23,346
Due from Affiliate (Note 4)	2,137	960
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(127,414)	49,289
Accrued expenses	(142,293)	162,732
Accrued legal fees	(437,930)	—
Accrued audit fees	(99,292)	—
Due to Administrator (Note 4)	(13,111)	(9,036)
Payable for investments purchased	(1,961,399)	—
Due to Affiliates (Note 4)	167,517	849
Interest payable	36,485	(5,108)
Net cash (used in) provided by operating activities	(17,169,340)	1,403,839
Cash flows from investing activities:
Cash acquired in connection with merger (Note 9)	—	5,055,456
Net cash provided by (used in) investing activities	—	5,055,456
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	656,920	—
Commissions and fees on shares issued	(39,772)	—
Distributions paid to stockholders	(590,563)	(196,935)
Repurchase of common shares	(1,493,800)	(811,216)
Financing costs paid and deferred	(125,000)	—
Borrowings under Revolving Credit Facility (Note 11)	15,500,000	—
Repayments under Revolving Credit Facility (Note 11)	—	(1,350,000)
Offering costs	—	482,981
Net cash provided by (used in) financing activities	13,907,785	(1,875,170)
Net (decrease) increase in cash	(3,261,555)	4,584,125
Cash at beginning of period	6,730,743	587,722
Cash at end of period	$3,469,188	$5,171,847
Supplemental disclosures:
Cash paid for interest	$372,409	$29,979
Non-cash financing activities:
Value of shares issued through reinvestment of dividends	$651,729	$170,272
Net assets (exclusive of cash) of $11,997,090 acquired as a result of recapitalization and merger (Note 9)	$—	$11,997,090
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2020 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(j)(l)
Amerilife Holdings, LLC (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.61%)	1.00	3/18/2027	$664,773	$663,125	$665,000	3.47%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (7.91%)	1.00	8/23/2022	$337,750	$335,192	$168,875	0.88%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (8.55%)	1.00	7/31/2023	219,272	210,729	200,634	1.05%
Correct Care Solutions Group Holdings, LLC (g)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.10%)	—	10/1/2025	2,081,062	2,038,695	1,996,779	10.41%
Digital Room Holdings, Inc(g)(k)	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (6.60%)	—	5/21/2026	1,985,000	1,956,219	1,873,046	9.76%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (7.94%)	1.00	1/20/2021	118,438	117,828	82,314	0.43%
Global Tel*Link Corporation (g)(k)	Telecommunications	4/5/2019	1ML+4.25% (5.85%)	—	11/28/2025	1,983,681	1,925,418	1,792,851	9.35%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.10%)	1.00	12/22/2024	443,750	439,759	360,176	1.88%
Help/Systems Holdings, Inc. (g)	High Tech Industries	11/14/2019	1ML+4.75% (6.35%)	1.00	11/19/2026	1,500,000	1,485,741	1,455,150	7.59%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (6.45%)	1.00	4/3/2023	485,000	481,139	344,350	1.80%
Janus International Group, LLC (g)(k)	Construction & Building	7/9/2019	1ML+4.50% (6.10%)	—	2/12/2025	1,734,981	1,734,981	1,717,631	8.95%
Keystone Acquisition Corp. (g)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.19%)	1.00	5/1/2024	2,082,080	2,055,164	2,062,000	10.75%
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (7.65%)	1.00	5/1/2023	465,625	461,841	384,432	2.00%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (5.35%)	1.00	9/30/2024	241,057	238,997	227,799	1.19%
The Octave Music Group, Inc.(g)	Consumer goods: Durable	2/26/2020	3ML+5.25% (6.86%)	1.00	5/29/2025	750,000	742,598	728,325	3.80%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (6.86%)	1.00	9/29/2020	733,077	728,867	511,000	2.66%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (8.60%)	1.00	3/21/2025	490,061	481,568	416,551	2.17%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (7.26%)	1.00	12/20/2024	1,986,044	1,986,044	1,944,138	10.13%
Rocket Software, Inc. (g)(k)	High Tech Industries	4/2/2019	1ML+4.25% (5.85%)	—	11/28/2025	2,081,109	2,063,494	1,909,000	9.95%
Securus Technologies Holdings, Inc.(g)(k)	Telecommunications	7/31/2019	1ML+4.50% (6.10%)	1.00	11/1/2024	1,984,772	1,822,420	1,621,161	8.45%
Shutterfly, Inc.(g)(k)	Media: Diversified and Production	11/14/2019	3ML+6.00% (7.94%)	1.00	9/25/2026	1,741,935	1,567,463	1,621,394	8.45%
Sorenson Communications, LLC (g)	Services: Consumer	4/26/2019	3ML+6.50% (8.44%)	1.00	4/29/2024	451,786	451,786	438,548	2.29%
Staples, Inc.(g)(k)	Wholesale	11/18/2019	1ML+5.00% (6.66%)	1.00	4/16/2026	1,994,975	1,968,691	1,801,263	9.39%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (5.35%)	1.00	10/5/2024	1,489,873	1,471,616	1,470,000	7.66%
Upstream Newco, Inc.(g)	Services: Consumer	11/20/2019	1ML+4.50% (6.10%)	1.00	11/20/2026	1,750,000	1,741,685	1,625,050	8.47%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	3ML+6.25% (7.86%)	1.00	8/16/2024	341,303	338,398	276,455	1.44%
Wirepath LLC (g)	Services: Business	7/31/2017	3ML+4.00% (5.94%)	1.00	8/5/2024	487,584	485,512	426,636	2.22%
Total Senior Secured Loans-First Lien							$29,994,970	$28,120,558	146.59%

Senior Secured Loans-Second Lien(j)(l)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (8.35%)	1.00	10/29/2025	$500,000	$495,648	$257,500	1.34%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00%	—	1/31/2025	11,214	9,743	1,682	0.01%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.19%)	1.00	1/21/2022	125,000	123,258	65,625	0.34%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	3ML+8.00% (9.94%)	1.00	5/1/2025	500,000	493,543	369,688	1.93%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.10%)	1.00	9/29/2025	437,500	435,017	415,625	2.16%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (9.60%)	1.00	8/8/2025	749,792	740,048	431,130	2.25%
Total Senior Secured Loans-Second Lien							$2,297,257	$1,541,250	8.03%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2020 (unaudited)

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Unsecured Bonds (a)(j)(l)
Ace Cash Express, Inc.(k)	Financial	12/15/2017	12.00%	N/A	12/15/2022	$1,000,000	$951,526	$821,700	4.28%
Total Senior Unsecured Bonds							$951,526	$821,700	4.28%

Structured subordinated notes (a)(e)(j)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.62%	N/A	10/20/2030	$250,000	$157,269	$142,402	0.74%
Apidos CLO XXVI	Structured Finance	7/25/2019	21.55%	N/A	7/18/2029	250,000	175,279	168,316	0.88%
California Street CLO IX, Ltd.	Structured Finance	12/13/2019	24.37%	N/A	7/16/2032	500,000	180,859	222,344	1.16%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	19.11%	N/A	7/15/2030	250,000	176,033	154,581	0.81%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	12.68%	N/A	1/22/2030	500,000	482,110	380,601	1.98%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.35%	N/A	7/24/2030	250,000	171,130	106,586	0.56%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	13.77%	N/A	10/29/2029	250,000	191,730	130,686	0.68%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	23.32%	N/A	4/22/2030	250,000	176,809	167,893	0.87%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	14.61%	N/A	10/22/2030	250,000	180,441	144,787	0.75%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	16.94%	N/A	7/16/2029	850,000	541,562	419,156	2.18%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.65%	N/A	7/19/2030	500,000	284,615	254,227	1.33%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/13/2016	13.29%	N/A	2/14/2031	387,538	227,317	159,751	0.83%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	13.77%	N/A	3/17/2030	475,000	443,399	345,425	1.80%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	31.77%	N/A	7/20/2030	250,000	148,426	141,899	0.74%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	24.25%	N/A	4/15/2031	500,000	404,335	372,084	1.94%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	24.25%	N/A	10/21/2030	250,000	189,310	175,895	0.92%
OZLM XII, Ltd.	Structured Finance	1/20/2017	3.94%	N/A	4/30/2027	275,000	200,029	122,086	0.64%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	15.45%	N/A	1/26/2031	1,500,000	878,793	686,541	3.58%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/2/2019	22.26%	N/A	10/23/2031	150,000	61,187	52,787	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	14.63%	N/A	1/21/2031	250,000	238,654	207,021	1.08%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.98%	N/A	7/22/2030	325,000	235,682	151,415	0.79%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	18.16%	N/A	10/15/2031	250,000	213,542	198,609	1.04%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/14/2016	9.03%	N/A	10/15/2030	278,312	193,860	139,274	0.73%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	15.59%	N/A	1/21/2031	250,000	218,388	194,241	1.01%
Total Structured subordinated notes(e)							$6,370,759	$5,238,607	27.31%

Equity/Other(a)(j)(l)
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$39,823,266	$35,722,115	186.21%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(l)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$732,027	3.82%
Total Equity/Other							$472,357	$732,027	3.82%

Total Affiliate Investments							$472,357	$732,027	3.82%

Total Portfolio Investments							$40,295,623	$36,454,142	190.03%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2020, 16% are non-qualifying assets as a percentage of total assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2020 (unaudited)

spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.

(c)	Fair value is determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

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

(f)	This investment has contractual payment-in-kind (“PIK”) interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.

(g)	The senior secured loan is held as collateral at the SPV, TP Flexible Funding, LLC as of March 31, 2020.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2020 represented 3.82% of the Company’s net assets. Fair value as of March 31, 2020 along with transactions during the period ended March 31, 2020 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at March 31, 2020	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$570,816	$—	$—	$161,211	—	$732,027	$—
Total		$570,816	$—	$—	$161,211	$—	$732,027	$—
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

(j)
Investments are valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.

(k)	Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Unsecured Bonds	7/15/2019	$493,625
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/2017, 7/1/2019	20,584

(l)	None of the investments qualify as restricted securities.

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.42%)	1.00	5/1/2023	$475,000	$470,292	$446,597	1.91%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	340,375	337,013	333,568	1.42%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,152	355,734	1.52%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.94%)	—	10/1/2025	1,246,867	1,203,024	1,206,500	5.15%
Deluxe Entertainment Services Group, Inc.	Services: Business	10/24/2016	3ML+5.50% (8.08%)	1.00	2/28/2020	326,662	317,103	292,362	1.25%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.40%)	—	5/21/2026	1,500,000	1,477,879	1,477,350	6.31%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,375	118,197	101,469	0.43%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.65%)	—	11/29/2025	498,747	497,513	479,004	2.05%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.94%)	1.00	12/22/2024	462,500	457,874	450,746	1.93%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	997,481	983,926	991,247	4.23%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.33%)	1.00	4/3/2023	488,750	483,922	477,142	2.04%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (6.19%)	1.00	9/7/2023	498,719	493,911	496,226	2.12%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	748,096	737,058	731,264	3.12%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (6.15%)	1.00	9/30/2024	242,892	240,488	242,930	1.04%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.66%)	1.00	9/29/2020	744,359	733,789	744,359	3.18%
Prospect Medical Holdings, Inc. (g)	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (7.94%)	1.00	2/22/2024	493,750	483,992	467,416	2.00%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.40%)	1.00	3/21/2025	493,750	483,971	498,688	2.13%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,250,000	1,246,875	1,250,256	5.34%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (8.08%)	1.00	12/20/2024	748,101	748,101	748,101	3.20%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.69%)	—	11/28/2025	1,246,875	1,240,028	1,221,938	5.22%
SESAC Holdco II LLC (g)	Media: Diversified & Production	4/16/2019	1ML+3.25% (5.40%)	1.00	2/23/2024	498,724	489,513	489,685	2.09%
Sorenson Communications, LLC	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	500,000	500,000	496,134	2.12%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (6.15%)	1.00	10/5/2024	498,737	496,276	497,181	2.12%
Travel Leaders Group, LLC (g)	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.38%)	1.00	1/25/2024	495,000	495,029	496,648	2.12%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.90%)	1.00	8/16/2024	343,901	340,497	343,256	1.47%
Wirepath LLC (g)	Services: Business	7/31/2017	1ML+4.00% (6.44%)	1.00	8/5/2024	491,297	488,866	490,069	2.09%
Total Senior Secured Loans-First Lien							$15,911,289	$15,825,870	67.6%

Senior Secured Loans-Second Lien(k)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9.19%)	1.00	10/29/2025	$500,000	$495,061	$461,250	1.97%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,127	9,457	7,677	0.03%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,533	96,875	0.41%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.60%)	1.00	5/1/2025	500,000	492,587	470,000	2.01%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.90%)	1.00	9/29/2025	437,500	434,677	444,154	1.90%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.44%)	1.00	8/8/2025	749,792	738,678	717,146	3.06%

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.94%)	1.00	4/18/2025	500,000	497,584	308,125	1.32%
Total Senior Secured Loans-Second Lien							$2,790,577	$2,505,227	10.7%

Senior Unsecured Bonds (a)(j)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	$450,000	$444,957	$402,163	1.72%
Total Senior Unsecured Bonds							$444,957	$402,163	1.72%

Structured subordinated notes (a)(e)(f)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.23%	N/A	10/20/2030	$250,000	$156,400	$162,383	0.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.64%	N/A	7/15/2030	250,000	170,233	179,108	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	17.03%	N/A	1/22/2030	500,000	493,001	466,165	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.11%	N/A	7/24/2030	250,000	170,747	128,700	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.39%	N/A	10/29/2029	250,000	188,924	154,057	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.24%	N/A	4/22/2030	250,000	178,423	182,950	0.78%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.25%	N/A	10/22/2030	250,000	188,558	180,119	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.01%	N/A	7/16/2029	850,000	556,194	479,186	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	22.82%	N/A	7/19/2030	500,000	270,348	297,326	1.27%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.05%	N/A	2/14/2031	387,538	223,038	206,601	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	16.18%	N/A	3/17/2030	475,000	456,377	405,248	1.73%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.59%	N/A	4/30/2027	275,000	219,453	171,524	0.73%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.73%	N/A	1/26/2031	1,500,000	902,022	881,608	3.77%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	19.05%	N/A	1/21/2031	250,000	245,476	246,338	1.05%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	14.81%	N/A	10/15/2030	278,312	188,161	159,683	0.68%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.38%	N/A	1/21/2031	250,000	217,902	221,741	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.4%	N/A	7/30/2030	325,000	245,179	192,750	0.82%
Total Structured subordinated notes(e)(f)							$5,070,436	$4,715,487	20.14%

Equity/Other(a)(k)
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$24,426,013	$23,448,747	100.16%

Total Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$570,816	2.44%
Total Equity/Other							$472,357	$570,816	2.44%

Total Affiliate Investments							$472,357	$570,816	2.44%

Total Portfolio Investments							$24,898,370	$24,019,563	102.6%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2019, 17% are non-qualifying assets as a percentage of assets.

See notes to consolidated financial statements

TP FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2019

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or Prime and the current contractual interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. As of June 30, 2019, the one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates were 2.40%, 2.33%, 2.32%, and 2.20%, respectively.

(c)	Fair value is determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.
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
On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC (the "Adviser"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC, an affiliate of the Adviser, became our administrator. Although PWAY merged into us in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report, and the Company adopted PWAY’s fiscal year end of June 30. We refer to the surviving merged accounting entity as "FLEX" within these notes that accompany our consolidated financial statements.
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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2020.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. As a result of the volatility and disruption to the global economy from the Wuhan Virus pandemic, certain market quotations were not deemed to represent fair value.
When market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

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

Our non-CLO investments are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our investments in bonds and loans are classified as Level 3 fair value measured securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 83.54% and 82.79%, respectively.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Amounts for investments traded but not yet settled are reported in Payable for investments purchased and Receivable for investments sold on the Consolidated Statements of Assets and Liabilities.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Due to and from Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of March 31, 2020 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due to and from the Adviser are settled quarterly.
Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2020 and 2019, PIK interest included in interest income totaled $29 and $0, respectively. For the nine months ended March 31, 2020 and 2019, PIK interest included in interest income totaled $87 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually.
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of March 31, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
If the Company fails to satisfy the annual distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it would be subject to tax on all of its taxable income at regular corporate income tax rates. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions would generally be taxable to the Company’s individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of its current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, the Company would be required to distribute to its shareholders its accumulated earnings and profits attributable to non-RIC years. In addition, if the Company failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, it would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2020.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have presented the financial statements for the three months and nine months ended March 31, 2020 and March 31, 2019 in accordance with these amendments, and have retrospectively applied the amendments to the presentation of prior financial statement periods.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and nine months ended March 31, 2020:

	Three Months Ended March 31,2020		Nine Months Ended March 31,2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	55,529	$631,920	57,726	$656,920
Shares issued from reinvestment of distributions	21,162	226,437	60,907	651,729
Repurchase of common shares	(19,743)	(211,246)	(105,947)	(998,294)
Net increase (decrease) from capital transactions	56,948	647,111	12,686	$310,355
Below is a summary of transactions with respect to shares of common stock of PWAY during the three months and nine months ended March 31, 2019:

	FLEX- Class A Shares		PWAY- Class A Shares		PWAY-Class I Shares		Total
Three Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	—	—	3,779	43,455	43	507	3,822	43,962
Repurchase of common shares	—	—	(17,748)	(191,672)	—	—	(17,748)	(191,672)
Recapitalization and merger (Refer to Note 9)(1)	775,193	8,123,135	(570,431)	(7,679,839)	(32,834)	(443,296)	171,928	—
Net increase (decrease) from capital transactions	775,193	8,123,135	(584,400)	$(7,828,056)	(32,791)	$(442,789)	158,002	(147,710)

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist (Refer to Note 9).

	FLEX- Class A Shares		PWAY- Class A Shares		PWAY-Class I Shares		Total
Nine Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	—	$—	—	$—	—	$—
Shares issued from reinvestment of distributions	—	—	14,376	168,381	161	1,890	14,537	170,271
Repurchase of common shares	—	—	(68,301)	(806,866)	(343)	(4,350)	(68,644)	(811,216)
Recapitalization and merger (Refer to Note 9)(1)	775,193	8,123,135	(570,431)	(7,679,839)	(32,834)	(443,296)	171,928	—
Net increase (decrease) from capital transactions	775,193	8,123,135	(624,356)	$(8,318,324)	(33,016)	$(445,756)	117,821	(640,945)

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist (Refer to Note 9).
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees as noted in the tables above for the three months and nine months ended March 31, 2020 and 2019.
The net increase (decrease) from capital transactions during the three months and nine months ended March 31, 2020 and 2019 also includes reinvested stockholder distributions as noted in the tables above.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Special Repurchase Offer
At the 2019 Annual Meeting of TPIC's Stockholders (the "2019 Annual Meeting"), TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, pursuant to the requirements of the Small Business Credit Availability Act (the "SBCAA") we were required to conduct four quarterly tender offers (the "Special Repurchase Offer" or "Special Repurchase Offers") that, taken together, allowed all of the former stockholders of TPIC (the "Eligible Stockholders") as of March 15, 2019, the date of the 2019 Annual Meeting, to have those shares that such Eligible Stockholders held as of that date to be repurchased by us. PWAY stockholders who became our stockholders in connection with the Merger were not eligible to participate in these Special Repurchase Offers. In addition, shares of our common stock acquired after the date of the 2019 Annual Meeting were not eligible for repurchase in these Special Repurchase Offers. These Special Repurchase Offers were separate and apart from our share repurchase program discussed above.

The Special Repurchase Offer consisted of four quarterly tender offers, the first of which occurred in the second calendar quarter of 2019, the second of which occurred in the third calendar quarter of 2019, the third of which occurred in the fourth calendar quarter of 2019 and the last of which occurred in the first calendar quarter of 2020. Each of the four tender offers that were part of the Special Repurchase Offer allowed the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the Special Repurchase Offer was equal to the net asset value per share of our common stock as of the date of each such repurchase.

In connection with each tender offer that was part of the Special Repurchase Offer, we provided notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

whether to tender their shares to us in the Special Repurchase Offer. These documents are made available on our website at www.flexbdc.com. Each Eligible Stockholder had not less than 20 business days from the date of that notice to elect to tender their shares back to us.

The payment for the eligible shares that were tendered in each Special Repurchase Offer was paid promptly at the end of the applicable Special Repurchase Offer in accordance with the 1940 Act. At the discretion of our board of directors, we used cash on hand, cash available from borrowings, cash available from the issuance of new shares of our common stock and cash from the sale of our investments to fund the aggregate purchase price payable as a result of any Special Repurchase Offer.

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended March 31, 2020
March 31, 2020(1)	February 21, 2020	19,743	12%	$10.70	211,246
Total for Three months ended March 31, 2020		19,743			$211,246

Nine months ended March 31, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020(1)	February 21, 2020	19,743	12%	$10.70	211,246
Total for Nine months ended March 31, 2020		105,947			$998,294

Three months ended March 31, 2019
December 31, 2018(2)	February 15, 2019	17,747	100%	Class A:$10.80	$191,672
Total for Three months ended March 31, 2019		17,747			$191,672

Nine months ended March 31, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	$191,672
Total for Nine months ended March 31, 2019		68,644			$811,216

(1)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2020 and 2019, administrative costs incurred by the Company and PWAY to the Administrator were $114,765 and $36,797, respectively. For the nine months ended March 31, 2020 and 2019, administrative costs incurred by the Company and PWAY to the Administrator were $452,081 and $122,671, respectively. As of March 31, 2020 and June 30, 2019, $328,124 and $341,235, respectively, was payable to the Administrator by the Company.
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
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. Prior to the Merger, PWAY paid a base management fee to its investment adviser of 2% annually. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. For the three months and nine months ended March 31, 2019, PWAY paid routine non-compensation overhead expenses of its investment adviser in an amount up to 0.0625% per quarter (0.25% annualized) of PWAY's average total assets which totaled $5,477 and $19,028, respectively, which is presented as adviser shared service expense on the Consolidated Statement of Operations. Adviser shared service expense is no longer in effect post Merger.
The total base management fee incurred by the Adviser was $185,935 and $525,549 during the three months and nine months ended March 31, 2020, respectively, which was waived by the Adviser. The total base management fee incurred to the favor of PWAY’s investment adviser was $43,813 and $152,226 during the three months and nine months ended March 31, 2019. After the waiver, there were $0 in base management fees due to the Adviser as of March 31, 2020 and June 30, 2019.
Incentive Fee- Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For purpose of this fee “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a preferred return, or “hurdle,” of 1.5% per quarter (6.0% annualized) and a “catch-up” feature measured as of the end of each calendar quarter as discussed below. The subordinated incentive fee on income for each calendar quarter is paid to our Adviser as follows: (1) no incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the fixed preferred return rate of

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.5%; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the fixed preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized); and (3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized). This reflects that once the fixed preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to our Adviser. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
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
There were no incentive fees payable as of March 31, 2020 or June 30, 2019. During three months and nine months ended March 31, 2020 and 2019, there were no incentive fees incurred.
Co-Investments
On January 13, 2020, the parent company of the Adviser received an exemptive order from the SEC (the “Order”),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation (“PSEC”) and Priority Income Fund, Inc. (“PRIS”), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2020 and 2019, PRIS incurred $22,158 and $41,826, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2020 and 2019, PRIS incurred $60,813 and $123,596, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $79,139 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2020 and 2019, PSEC incurred $739 and $5,326, respectively in expenses related to the filing services that are attributable to the Company. During the nine months ended March 31, 2020 and 2019, PSEC incurred $9,065 and $10,793, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $8,326 and $0 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended March 31, 2020 and 2019, the Company incurred $0 and $1,342, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the nine months ended March 31, 2020 and 2019, the Company incurred $0 and $13,463, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and nine months ended March 31, 2020. The officers do not receive any direct compensation from the Company.
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
The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceeded the expense limitation per class on a per annum basis of PWAY’s average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser’s agreement to limit PWAY’s expenses, PWAY agreed to repay the PWAY Adviser in the amount of any fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement was made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the reimbursement was not made if it would cause the Expense Limitation, or any lower limit had been put in place, to be exceeded. PWAY received Expense Limitation payments from the PWAY adviser of $0 and $181,029 for the three months and nine months ended March 31, 2019. On October 31, 2018, the Expense Limitation Agreement expired.
On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering costs of $1,975,233 of which $1,492,252 is presented as a reduction to expenses on the Consolidated Statement of Operations for the three and nine months ended March 31, 2019 and $482,981 is presented as an increase to paid-in capital on the Consolidated Statements of Changes in Net Assets for the three and nine months ended March 31, 2019.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $185,935 and $525,549 for the three months and nine months ended March 31, 2020, respectively.
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2022
Total	$654,401		$654,401
Dealer Manager Agreement
The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC ("TPS") pursuant to which the Company will pay the dealer manager a fee of up to 6% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.
TPIC over reimbursed TPS for related offering costs and general and administrative expenses prior to the Merger. This resulted in a receivable in an amount of $2,137 which was netted against an offering cost payment. For the three and nine months ended March 31, 2020, TPS incurred offering expenses of $91,384 and $207,430, respectively. As of March 31, 2020 and June 30, 2019, the Company owes TPS $90,100 and $20,718, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - DISTRIBUTIONS
As of March 31, 2020 and June 30, 2019, dividend payable is $144,513 and $126,128, respectively, which is presented as dividends payable on the Statement of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company and PWAY declared and paid on its common stock during the nine months ended March 31, 2020 and 2019:

	Distributions
For the Nine Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
March 31, 2020
July 5, 12, 19 and 26, 2019	$0.0524	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.0655	$156,184
September 6, 13, 20 and 27, 2019	$0.0524	$125,345
October 4, 11, 18 and 25, 2019	$0.0524	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.0655	$155,217
December 6, 13, 20 and 27, 2019	$0.0524	$124,568
January 3, 10, 17, 24 and 31, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	$0.06112	$144,513
Total for the Nine Months Ended March 31, 2020		$1,260,684
	Distributions
For the Nine Months Ended	PWAY Class A Common Shares, per share(1)	PWAY Class A Common Shares, Amount Distributed
March 31, 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312
October 4, 11, 19 and 26, 2018	$0.05960	$35,707
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900
December 6, 14, 21 and 28, 2018	$0.05460	$31,826
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431
February 1, 8, 15 and 22, 2019	$0.05300	$30,573
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658
Total for the Nine Months Ended March 31, 2019		$307,596
	Distributions
For the Nine Months Ended	PWAY Class I Common Shares, per share(1)	PWAY Class I Common Shares, Amount Distributed
March 31, 2019
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05314	$1,744
March 7, 14, 21 and 27, 2019	$0.05400	$1,772
Total for the Nine Months Ended March 31, 2019		$17,075
(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following FLEX distributions were previously declared and have record dates subsequent to March 31, 2020:

Record Date	Payment date	FLEX Class A Common Shares, per share
April 3, 10, 17 and 24, 2020	May 1, 2020	$0.06112
May 1, 8, 15, 22 and 29, 2020	June 5, 2020	$0.07640
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
During the three months and nine months ended March 31, 2020, the Company's officers and directors did not purchase any shares of our stock.
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

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended December 31, 2019 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended December 31, 2019 are estimates and will not be fully determined until the Company’s tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended December 31, 2019 was as follows:

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - December 31, 2019	Unaudited Twelve Months Ended December 31, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	1,221,101	1,335,076
Total	$162,334	$1,221,101	$1,383,435

For the tax year ending December 31, 2019, the tax character of dividends paid to shareholders through March 31, 2020 is expected to be $48,359 ordinary income and $1,335,076 return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The tax character of dividends paid to the Company's shareholders during the three months ended March 31, 2020 is expected to be as follows:

Unaudited FLEX January 1, 2020 - March 31, 2020
Ordinary income	$268,495
Return of capital	182,055
Total	$450,550
The Company's cost basis of investments as of March 31, 2020 for tax purposes was $39,762,686, resulting in an estimated net unrealized loss of $3,308,544. The gross unrealized gains and losses as of March 31, 2020 were $458,674 and $3,767,218, respectively.

The Company's cost basis of investments as of June 30, 2019 for tax purposes was $24,547,246, resulting in an estimated net unrealized loss of $530,830. The gross unrealized gains and losses as of June 30, 2019 were $390,299 and $921,128, respectively.

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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the year ended June 30, 2019, we increased accumulated net investment loss by $894,510 and increased additional paid in capital by $894,510.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 - INVESTMENT PORTFOLIO
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2020 and June 30, 2019:

	March 31, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,994,970	$28,120,558	77%
Senior Secured Loans-Second Lien	2,297,257	1,541,250	4%
Senior Unsecured Bonds	951,526	821,700	2%
Structured Subordinated Notes	6,370,759	5,238,607	15%
Equity/Other	681,111	732,027	2%
Total Portfolio Investments	$40,295,623	$36,454,142	100%

	June 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,790,577	2,505,227	10%
Senior Unsecured Bonds	444,957	402,163	2%
Structured Subordinated Notes	5,070,436	4,715,487	20%
Equity/Other	681,111	570,816	2%
Total Portfolio Investments	$24,898,370	$24,019,563	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and June 30, 2019:

	March 31, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,238,607	14%
Healthcare & Pharmaceuticals	4,790,806	13%
High Tech Industries	4,715,159	13%
Telecommunications	3,414,012	9%
Services: Consumer	2,775,232	8%
Services: Business	2,370,774	6%
Media: Broadcasting & Subscription	2,020,985	6%
Wholesale	1,801,263	5%
Construction & Building	1,717,631	5%
Media: Diversified and Production	1,621,394	4%
Transportation: Cargo	1,470,000	4%
Financial	821,700	2%
Retail	746,290	2%
Consumer goods: Durable	728,325	2%
Media: Advertising, Printing & Publishing	714,038	2%
Banking, Finance, Insurance & Real Estate	665,000	2%
Beverage, Food & Tobacco	416,551	1%
Energy: Oil & Gas	257,500	1%
Hotel, Gaming & Leisure	168,875	1%
Total	$36,454,142	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents information about the Company’s assets measured at fair value as of March 31, 2020 and June 30, 2019, respectively:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,120,558	$28,120,558
Senior Secured Loans-Second Lien	—	—	1,541,250	1,541,250
Equity/Other	—	—	732,027	732,027
Senior Unsecured Bonds	—	—	821,700	821,700
Structured Subordinated Notes	—	—	5,238,607	5,238,607
Total Portfolio Investments	$—	$—	$36,454,142	$36,454,142

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$15,825,870	$15,825,870
Senior Secured Loans-Second Lien	—	—	2,505,227	2,505,227
Equity/Other	—	—	570,816	570,816
Senior Unsecured Bonds	—	402,163	—	402,163
Structured Subordinated Notes	—	—	4,715,487	4,715,487
Total Portfolio Investments	$—	$402,163	$23,617,400	$24,019,563
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

Impact of the novel coronavirus (“Wuhan Virus”) pandemic
The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (the "Wuhan Virus") surfaced in Wuhan, China and the World Health Organization has declared a global pandemic, the United States has declared a national emergency and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.

Although it is difficult to predict the extent of the impact of the Wuhan Virus outbreak on the underlying CLO vehicles we invest in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event the CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of March 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier,

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the nine months ended March 31, 2020 and 2019, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Bond	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(262,779)	(432,689)	—	—	—	(695,468)
Net change in unrealized gains (losses) on investments	(1,656,968)	(470,687)	(32,460)	—	(777,203)	(2,937,318)
Net realized and unrealized gains (losses) on investments	(1,919,747)	(903,376)	(32,460)	—	(777,203)	(3,632,786)
Purchases of investments	19,164,017	—	—	—	1,355,698	20,519,715
Payment-in-kind interest	—	87	—	—	—	87
Accretion (amortization) of purchase discount and premium, net	102,816	4,312	4,460	—	(55,375)	56,213
Repayments and sales of portfolio investments	(5,909,608)	(65,000)	—	—	—	(5,974,608)
Transfers within Level 3(1)	—	—	—	—	—	—
Transfers into Level 3(1)	4,166,783	—	849,700	—	—	5,016,483
Transfers (out) of Level 3(1)	(3,309,573)	—	—	—	—	(3,309,573)
Fair Value at March 31, 2020	$28,120,558	$1,541,250	$821,700	$—	$5,238,607	$35,722,115

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(1,815,502)	$(660,117)	$(32,460)	$—	$(777,203)	$(3,285,282)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 during the quarter ended December 31, 2019 were due to increased observability of the inputs. Transfers into Level 3 were due to decreased observability of the inputs during the quarter ended March 31, 2020.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2019	$570,816	$570,816
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	161,211	161,211
Net realized and unrealized gains (losses) on investments	161,211	161,211
Fair Value at March 31, 2020	$732,027	$732,027

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$161,211	$161,211

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 during the quarter ended December 31, 2019 were due to increased observability of the inputs. Transfers into Level 3 were due to decreased observability of the inputs during the quarter ended March 31, 2020.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2018	$—	$—	$—	$3,127,896	$3,127,896
Net realized (losses) on investments	—	—	—	(16,627)	(16,627)
Net change in unrealized gains (losses) on investments	—	—	—	3,442	3,442
Net realized and unrealized gains (losses) on investments	—	—	—	(13,185)	(13,185)
Purchases of investments	—	—	—	35,015	35,015
Repayments and sales of portfolio investments	—	—	—	(56,437)	(56,437)
Accretion (amortization) of purchase discount and premium, net	—	—	—	52,732	52,732
Assets acquired via merger (Note 9)	6,621,618	4,301,635	—	—	10,923,253
Transfers within Level 3(1)	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—
Fair Value at March 31, 2019	$6,621,618	$4,301,635	$—	$3,146,021	$14,069,274

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—	$—	$3,442	$3,442

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the nine months ended March 31, 2019.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2018	$—	$—
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	—	—
Net realized and unrealized gains (losses) on investments	—	—
Purchases of investments	—	—
Repayments and sales of portfolio investments	—	—
Accretion (amortization) of purchase discount and premium, net	—	—
Assets acquired via merger (Note 9)	507,988	507,988
Transfers within Level 3(1)	—	—
Transfers in (out) of Level 3(1)	—	—
Fair Value at March 31, 2019	$507,988	$507,988

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the nine months ended March 31, 2019.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2020:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$4,605,854	Market quotes	Indicative dealer quotes	50.00-99.00	87.86
Senior Secured First Lien Debt	22,849,705	Discounted Cash Flow (Yield Analysis)	Market Yield	5.80%-30.00%	8.33%
Senior Secured First Lien Debt	665,000	Recent Market Activity	N/A	N/A	N/A
Senior Secured Second Lien Debt	1,541,250	Market quotes	Indicative dealer quotes	15.00-95.00	70.29
Senior Unsecured Bond	821,700	Discounted Cash Flow (Yield Analysis)	Market Yield	22.32%-22.54%	22.43%
Equity/Other	732,027	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.00x	8.00x
Subordinated Structured Notes	5,238,606	Discounted Cash Flow	Discount Rate	18.31%- 33.84%(1)	24.64%(1)
	36,454,142
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

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2019:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$15,825,870	Market quotes	Indicative dealer quotes	85.00-101.00	98.30
Senior Secured Second Lien Debt	2,505,227	Market quotes	Indicative dealer quotes	61.63-101.52	90.79
Equity/Other	570,816	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.00x	8.00x
Subordinated structured notes	4,715,487	Discounted Cash Flow	Discount Rate	17.67%- 23.12%(1)	20.57%(1)
Total	$23,617,400
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

For three months and nine months ended March 31, 2020 and 2019, there were no structuring fees. For the three months ended March 31, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $5,241 and $0, respectively. For the nine months ended March 31, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $41,689 and $0, respectively.
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

As of March 31, 2020, the Company had an unfunded commitment relating to Amerilife Holdings, LLC for $85,227.
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
During the three months and nine months ended March 31, 2019, PWAY recorded $5,277 and $24,871, respectively, of interest expense related to PWAY's Revolving Credit Facility.
During the three months and nine months ended March 31, 2019, the average stated interest rate (i.e., the rate in effect plus the spread) was 3.90% and 3.75% for PWAY's Revolving Credit Facility. During the three months and nine months ended March 31, 2019, average outstanding borrowings was $566,667 and $900,000 for PWAY's Revolving Credit Facility.

As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility at fair value. The fair value of the Revolving Credit Facility was $0 as of March 31, 2019 since there was no amount outstanding.

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
As of March 31, 2020 and June 30, 2019, we had $21,000,000 and $5,500,000, respectively outstanding on our Credit Facility. As of March 31, 2020 and June 30, 2019, the investments used as collateral for the Credit Facility had an aggregate fair value of $29,512,187 and $15,859,230, respectively, which represents 81% and 90%, respectively, of our total investments. As permitted by ASC 825-10-25, we have not elected to value our Credit Facility which is categorized as Level 2 under ASC 820 as of March 31, 2020. As of March 31, 2020 and June 30, 2019, the cash used as collateral for the Credit Facility was $2,706,457 and $5,772,970, respectively. As of March 31, 2020, restricted cash totaled $85,227 which will be used to fund a future commitment.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2020 and June 30, 2019, $536,819 and $457,651, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months and nine months ended March 31, 2020, we recorded $178,723 and $454,726, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months and nine months ended March 31, 2020, the average stated interest rate (i.e., rate in effect plus the spread) was 3.05% and 3.43%. For the three months and nine months ended March 31, 2020, average outstanding borrowings for Credit Facility was $21,000,000 and $16,105,455.

As permitted by ASC 825-10-25, we have not elected to value our Credit Facility at fair value. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of March 31, 2020.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12- FINANCIAL HIGHLIGHTS

	Three months ended March 31,			Nine months ended March 31,
	2020	2019(e)	2019(e)	2020	2019(e)	2019(e)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):		(Formerly Class A)	(Formerly Class I)		(Formerly Class A)	(Formerly Class I)
Net asset value at beginning of period	$9.19	$7.96	$7.96	$9.88	$9.89	$9.89
Net investment income	0.09	1.66	1.66	0.18	1.21	1.29
Net realized and unrealized (losses) on investments	(1.09)	0.22	0.22	(1.55)	(1.01)	(1.03)
Net increase (decrease) in net assets resulting from operations	(1.00)	1.88	1.88	(1.37)	0.20	0.26
Distributions(b)
Return of capital distributions	(0.08)	(0.06)	(0.06)	(0.42)	(0.35)	(0.35)
Dividends from net investment income	(0.11)	(0.06)	(0.06)	(0.11)	(0.05)	(0.06)
Total Distributions	(0.19)	(0.12)	(0.12)	(0.53)	(0.40)	(0.41)
Offering costs	—	0.61	0.61	—	0.61	0.62
Other (c)	0.05	0.11	0.11	0.07	0.14	0.08
Net asset value at end of period	$8.05	$10.44	$10.44	$8.05	$10.44	$10.44
Total return based on net asset value (d)	(10.80)%	31.99%	32.00%	(14.36)%	9.63%	9.73%

Supplemental Data:
Net assets at end of period	$19,183,603	$25,086,682	$25,086,682	$19,183,603	$25,086,682	$25,086,682
Average net assets	$20,277,408	$8,559,110	$491,446	$21,653,136	$8,935,514	$496,110
Average shares outstanding	2,345,900	738,961	42,286	2,365,238	762,829	42,293
Ratio to average net assets:
Total annual expenses	17.09%	(60.60)%	(60.60)%	16.05%	27.93%	(39.11)%
Total annual expenses (after expense limitation agreement)	13.42%	25.30%	25.30%	12.82%	(2.27)%	28.17%
Net investment income (loss)	4.34%	75.07%	75.07%	2.59%	17.63%	37.79%

Portfolio Turnover	6.82%	(0.32)%	—%	18.17%	(0.34)%	—%

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

(e) Data presented for the three and nine months ended March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger and conversion into shares of the Company. The net asset value per share at beginning of year has been adjusted by the exchange ratio used in the merger.

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

(e) Data presented for the three and nine months ended March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger and conversion into shares of the Company. The net asset value per share at beginning of year has been adjusted by the exchange ratio used in the merger.

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

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected financial data for each quarter within the three years ended June 30, 2020.

	Investment Income				Net Investment Income
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2017	$306,555	0.48(3)	N/A	N/A	$141,664	0.22(3)	N/A	N/A
December 31, 2017	344,359	N/A	0.52	0.52	111,885	N/A	0.17	0.17
March 31, 2018	322,245	N/A	0.48	0.48	127,841	N/A	0.19	0.19
June 30, 2018	325,158	N/A	0.49	0.49	137,402	N/A	0.21	0.21

September 30, 2018	314,140	N/A	0.49	0.49	(279,116)	N/A	(0.43)	(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	0.23	N/A	N/A	(709,296)	(0.30)	N/A	N/A

September 30, 2019	748,644	0.31	N/A	N/A	150,724	0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Data presented for December 31, 2017-March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger.
(3)	The financial data for the period ended September 30, 2017 is presented before the conversion to the an interval fund where there was only one class outstanding.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Net Realized and Unrealized (Losses) Gains				Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2017	$70,258	0.11(3)	N/A	N/A	$211,922	0.33(3)	N/A	N/A
December 31, 2017	(91,732)	N/A	(0.14)	(0.14)	20,154	N/A	0.03	0.04
March 31, 2018	(199,405)	N/A	(0.30)	(0.30)	(71,564)	N/A	(0.11)	(0.11)
June 30, 2018	(303,039)	N/A	(0.46)	(0.46)	(165,637)	N/A	(0.25)	(0.25)

September 30, 2018	(142,584)	N/A	(0.22)	(0.23)	(421,700)	N/A	(0.65)	(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	(0.10)	N/A	N/A	(947,463)	(0.40)	N/A	N/A

September 30, 2019	(744,821)	(0.31)	N/A	N/A	(594,097)	(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Data presented for December 31, 2017-March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger.
(3)	The financial data for the period ended September 30, 2017 is presented before the conversion to the an interval fund where there was only one class outstanding.
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 15, 2020 and notes the following:
Sales of Common Stock
For the period beginning April 1, 2020 and ending May 15, 2020, the Company sold 3,910 shares of its common stock for gross proceeds of $44,500 and issued 14,182 shares pursuant to its distribution reinvestment plan in the amount of $151,750.
Offering Price
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price is effective for all closings occurring on or after May 15, 2020.
Special Repurchase Offer
On March 12, 2020, we made an offer to the Eligible Stockholders as part of the Special Repurchase Offer to purchase up to 402,917.5 shares of the Company’s issued and outstanding Class A common stock, par value $0.001 per share, at a price equal to the net asset value per Share determined as of April 14, 2020. The offer expired at 4:00 P.M., Eastern Time, on April 9, 2020 and a total of 52,987 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $8.05 per share for an aggregate purchase price of approximately $426,546.
Expense Limitation Agreement
On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021.

TP FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Facility - Interest Rate
The Credit Facility bears interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020.
Wuhan Virus Pandemic
In March, April, and May 2020, the Wuhan Virus pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting several industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The Wuhan Virus pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies and with respect to the Company’s business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

The Company has been closely monitoring the Wuhan Virus pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 15, 2020, there is no indication of a reportable subsequent event impacting the Company’s consolidated financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving Wuhan Virus environment and its potential impact on areas across its business.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the "Quarterly Report"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part II, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.

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
On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC (the "Adviser"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator" or "Prospect Administration"), an affiliate of the Adviser, became our administrator. Although PWAY merged with and into us, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed herein and in other applicable reports that we file with the SEC.
We have engaged Triton Pacific Securities, LLC (the "Dealer Manager") to serve as the dealer manager for our offering. The dealer manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered.

We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $8.78 per Class A Share. As of May 15, 2020, we have sold a total of 2,347,803 shares of common stock, including 171,384 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,475,367, including the reduction due to ($2,524,363) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “Former Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the Wuhan Virus a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2020, and subsequent to March 31, 2020, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the Wuhan Virus pandemic on the markets.

The extent of the impact of the Wuhan Virus pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the Wuhan Virus pandemic, it may have a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.

Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is controlled by Prospect Capital Management, who owns a majority of its voting units. Mr. Eliasek is the principal officer of the Adviser.

Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and nine months ended March 31, 2020, we purchased investment securities (excluding short-term securities) of $2,578,142 and $22,003,340, respectively. During the same three month and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $2,709,397 and $5,984,671, respectively, resulting in a total net portfolio decline of ($131,255) for the three months ended March 31, 2020 and a total net portfolio growth of $16,018,669 for the nine months ended March 31, 2020.
Debt Issuances and Redemptions
During the three months and nine months ended March 31, 2020, we drew an additional $0 and $15,500,000, respectively, on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of March 31, 2020. See "Credit Facility".
On January 21, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The Tender Offer is for cash at a price equal to the net offering price per share determined as of February 21, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on February 19, 2020 and a total of 166,707 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 19,743 shares validly tendered and not withdrawn at a price equal to $10.70 per share for an aggregate purchase price of approximately $211,246.
Equity Issuances
As part of the dividend reinvestment plan, we issued 6,054, 8,032 and 7,076 shares of our common stock on January 3, 2020, February 7, 2020 and March 6, 2020, respectively. On April 3, 2020 we issued 7,087 shares of our common stock in connection with the dividend reinvestment plan for March 2020 distributions.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Prospect Capital Management, has access to 95 professionals, 42 of whom perform investment advisory functions.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 13, 2020, the parent company of the Adviser received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
As a BDC, we are permitted under the 1940 Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, we are allowed to increase our leverage capacity effective as of March 16, 2019. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines.
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
Portfolio and Investment Activity
During the three months and nine months ended March 31, 2020, purchases of investment securities (excluding short-term securities) were $2,578,142 and $22,003,340, respectively. During the same three month and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $2,709,397 and $5,984,671, respectively, resulting in a total net portfolio decline of ($131,255) for the three months ended March 31, 2020 and a total net portfolio growth of $16,018,669 for the nine months ended March 31, 2020. As of March 31, 2020, our investment portfolio, with a total fair value of $36,454,142, consisted of interests in 60 investments (81% in senior secured loans, 2% in senior unsecured bonds, 2% in equity/other and 15% in CLO - subordinated notes). During the three months and nine months ended March 31, 2020, the investment activity continued to focus on repositioning the portfolio as a result of the Merger.

During the quarter ended March 31, 2020, the U.S. loan market exhibited a heightened level of volatility. While U.S. loan prices remained relatively stable throughout February 2020, the increasingly negative sentiment associated with the economic ramifications of the rapid spread of Wuhan Virus led to a precipitous decline in U.S. loan prices during March 2020. As a result, our purchases of investment securities decreased and our portfolio declined in value during the three months ended March 31, 2020.
During the three months and nine months ended March 31, 2019, purchases of investment securities (excluding short-term securities) were $35,015. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $0 and $2,068,610, respectively, resulting in a total net portfolio growth of $35,015 for the three months ended March 31, 2019 and a total net portfolio decline of ($2,033,595) for the nine months ended March 31, 2019. As of March 31, 2019, our investment portfolio, with a total fair value of $19,613,285, consisted of interests in 56 investments (56% in senior secured loans, 2% in senior secured bonds, 23% in senior unsecured bonds, 3% in equity/other and 16% in CLO - subordinated notes).
During the fiscal year ended June 30, 2019, purchases of investment securities (excluding short-term securities) were $12,454,720. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $9,854,278. As of June 30, 2019, our investment portfolio, with a total fair value of $24,019,563, consisted of interests in 53 investment companies (76% in senior secured bonds, 2% in senior unsecured bonds, 2% in equity/other and 20% in CLO - subordinated notes). In connection with the Merger, the Company expected to have its portfolio repositioned, including by selling portfolio investments that were not “qualifying assets” under the 1940 Act, for cash and re-investing such proceeds in assets that were “qualifying assets” under the 1940 Act and consistent with the Company’s investment strategy. As of June 30, 2019, a substantial amount of such portfolio repositioning had been completed by the Company.
Portfolio Holdings
As of March 31, 2020, our investment portfolio, with a total fair value of $36,454,142, consisted of interests in 33 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2020 and June 30, 2019:

	As of March 31, 2020			As of June 30, 2019
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,994,970	$28,120,558	77%	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,297,257	1,541,250	4%	2,790,577	2,505,227	10%
Equity/Other	681,111	732,027	2%	681,111	570,816	2%
Senior Unsecured Bonds	951,526	821,700	2%	444,957	402,163	2%
Structured subordinated notes	6,370,759	5,238,607	15%	5,070,436	4,715,487	20%
Total	$40,295,623	$36,454,142	100%	$24,898,370	$24,019,563	100%

Number of portfolio companies	33			36
Number of Structured subordinated notes	24			17

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	8%			11%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			12%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	17%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			11%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and June 30, 2019:

	March 31, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,370,759	16%	$5,238,607	14%
Healthcare & Pharmaceuticals	4,566,216	12%	4,790,806	13%
High Tech Industries	5,301,695	13%	4,715,159	13%
Telecommunications	3,747,838	9%	3,414,012	9%
Services: Consumer	3,133,067	8%	2,775,232	8%
Services: Business	2,471,556	6%	2,370,774	6%
Media: Broadcasting & Subscription	2,197,305	5%	2,020,985	6%
Wholesale	1,968,691	5%	1,801,263	5%
Construction & Building	1,734,981	4%	1,717,631	5%
Media: Diversified and Production	1,567,463	4%	1,621,394	4%
Transportation: Cargo	1,471,616	4%	1,470,000	4%
Financial	951,526	2%	821,700	2%
Retail	1,120,097	3%	746,290	2%
Consumer goods: Durable	742,598	2%	728,325	2%
Media: Advertising, Printing & Publishing	974,682	2%	714,038	2%
Banking, Finance, Insurance & Real Estate	663,125	2%	665,000	2%
Beverage, Food & Tobacco	481,568	1%	416,551	1%
Energy: Oil & Gas	495,648	1%	257,500	1%
Hotel, Gaming & Leisure	335,192	1%	168,875	1%
Total	$40,295,623	100%	$36,454,142	100%

	June 30, 2019
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,070,436	20%	$4,715,487	20%
High Tech Industries	3,978,294	16%	3,960,671	15%
Healthcare & Pharmaceuticals	2,896,431	12%	2,975,996	12%
Services: Business	2,800,945	11%	2,780,788	12%
Media: Broadcasting & Subscription	1,718,609	7%	1,675,694	7%
Hotel, Gaming & Leisure	1,329,626	5%	1,138,341	5%
Services: Consumer	1,079,941	4%	1,100,093	5%
Media: Advertising, Printing & Publishing	976,509	4%	947,142	4%
Retail	1,146,377	5%	905,020	4%
Beverage, Food & Tobacco	483,971	2%	498,688	2%
Transportation: Cargo	496,276	2%	497,181	2%
Automotive	493,911	2%	496,226	2%
Consumer	500,000	2%	496,134	2%
Media: Diversified & Production	489,513	2%	489,685	2%
Telecommunications	497,513	2%	479,004	2%
Energy: Oil & Gas	495,061	2%	461,250	2%
Financial	444,957	2%	402,163	2%
Total	$24,898,370	100%	$24,019,563	100%
We do not “control” any of our portfolio companies, as defined in the 1940 Act. We are an affiliate of Injured Workers Pharmacy, LLC (held through ACON IWP Investors I, L.L.C.). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

The following table shows the composition of our investment portfolio by level of control as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$472,357	1%	$732,027	2%	$472,357	2%	$570,816	2%
Non-Control/Non-Affiliate	39,823,266	99%	35,722,115	98%	24,426,013	98%	23,448,747	98%
Total Investments	$40,295,623	100%	$36,454,142	100%	$24,898,370	100%	$24,019,563	100%

(1) As of March 31, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Valuation of Portfolio Investments”.

Results of Operations
Investment Income
For the three months ended March 31, 2020 and 2019, we generated $900,371 and $251,386, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the nine months ended March 31, 2020 and 2019, we generated $2,502,863 and $850,356, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the three months and nine months ended March 31, 2020, PIK interest included in interest income totaled $29 and $87, respectively. There was no PIK interest for the three months and nine months ended March 31, 2019. Investment income for the three months and nine months ended March 31, 2020 and March 31, 2019 increased due to the increase in assets and investments as a result of the Merger.
Operating Expenses
Total operating expenses before expense limitation support and waiver of offering costs totaled $866,485 and $439,441 for the three months ended March 31, 2020 and 2019, respectively. Total operating expenses before expense limitation support and waiver of offering costs totaled $2,607,283 and $1,545,413 for the nine months ended March 31, 2020 and 2019, respectively. These operating expenses consisted primarily of amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense.
The base management fees for the three months ended March 31, 2020 and 2019, respectively, were $185,935 and $43,813. The base management fees for the nine months ended March 31, 2020 and 2019, respectively, were $525,549 and $152,226. The base management fees for the three months and nine months ended March 31, 2020 and March 31, 2019 increased as a result of the increase in assets as a result of the Merger.
The amortization of offering costs for the three months ended March 31, 2020 and 2019, respectively, were $151,512 and $0. The amortization of offering costs for the nine months ended March 31, 2020 and 2019, respectively, were $423,406 and $64,500.
The Adviser shared service expense for the three months ended March 31, 2020 and 2019, respectively, were $0 and $5,477. The Adviser shared service expense for the nine months ended March 31, 2020 and 2019, respectively, were $0 and $19,028.
The legal expenses for the three months ended March 31, 2020 and 2019, respectively, were $20,760 and $148,537. The legal expenses for the three months ended March 31, 2019 were higher due to the costs incurred in order to close the Merger. The legal expenses for the nine months ended March 31, 2020 and 2019, respectively, were $132,380 and $729,381. The legal expenses for the nine months ended March 31, 2019 were higher due to the legal costs incurred in order to close the Merger.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(185,935) and $0 for the three months ended March 31, 2020 and 2019, respectively, and $(525,549) and $(181,029) for the nine months ended March 31, 2020 and 2019, respectively.

Net Investment Income
Our net investment income totaled $219,821 and $1,304,197 for the three months ended March 31, 2020 and 2019, respectively, and $421,129 and $978,224 for the nine months ended March 31, 2020 and 2019, respectively.

Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2020 and 2019, respectively, we received proceeds from sales and repayments on unaffiliated investments of $2,709,397 and $0, from which we realized net losses of $0 and $0. For the nine months ended March 31, 2020 and 2019, respectively, we received proceeds from sales and repayments on unaffiliated investments of $5,984,671 and $2,068,610, from which we realized net losses of $(695,468) and $(45,453).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2020 and 2019, respectively, net change in unrealized gains (losses) totaled $(2,566,076) and $175,862, respectively. For the nine months ended March 31, 2020 and 2019, respectively, net change in unrealized gains (losses) totaled $(2,962,674) and $(769,197), respectively. For the three and nine months ended March 31, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic and its effect on market yields and fundamental portfolio company performance. For more information, see “Valuation of Portfolio Investments”.
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
We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with Wuhan Virus Pandemic under the "Recent Developments" section below.
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
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price is effective for all closings occurring on or after May 15, 2020. We will sell our shares on a continuous basis at a price of $8.78 per share. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 15, 2020 and notes the following:
Sales of Common Stock
For the period beginning April 1, 2020 and ending May 15, 2020, the Company sold 3,910 shares of its common stock for gross proceeds of $44,500 and issued 14,182 shares pursuant to its distribution reinvestment plan in the amount of $151,750.
Offering Price
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price is effective for all closings occurring on or after May 15, 2020.

Special Repurchase Offer
On March 12, 2020, we made an offer to the Eligible Stockholders as part of the Special Repurchase Offer to purchase up to 402,917.5 shares of the Company’s issued and outstanding Class A common stock, par value $0.001 per share, at a price equal to the net asset value per Share determined as of April 14, 2020. The offer expired at 4:00 P.M., Eastern Time, on April 9, 2020 and a total of 52,987 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $8.05 per share for an aggregate purchase price of approximately $426,546.
Expense Limitation Agreement
On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021.
Credit Facility - Interest Rate
The Credit Facility bears interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020.
Wuhan Virus Pandemic
In March, April, and May 2020, the Wuhan Virus pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting several industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The Wuhan Virus pandemic presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies and with respect to the Company’s business, financial condition, results of operations, and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

The Company has been closely monitoring the Wuhan Virus pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 15, 2020, there is no indication of a reportable subsequent event impacting the Company’s consolidated financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving Wuhan Virus environment and its potential impact on areas across its business.
Distributions
General
We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our recognized capital gains in excess of recognized capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income or capital gains recognized but not distributed in preceding years and on which we paid no federal income tax.
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
Our board of directors has authorized, and has declared, cash distributions on our common stock on a monthly basis since the second quarter of 2015 (in our capacity as TPIC). The amount of each such distribution is subject to our board of directors’ discretion and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e.,(i) paid from investment company taxable income, which is generally our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital gains, (ii) paid from net capital gain on the sale of securities, which is our realized net long-term capital gains in excess of realized net-short term capital losses, and/or (iii) a return of paid-in capital surplus, which is generally a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.
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

Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC, an affiliate of the Adviser and in which certain members of our senior management hold an equity interest and act as principals. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2020 and 2019, administrative costs incurred by the Company and PWAY to the Administrator were $114,765 and $36,797, respectively. For the nine months ended March 31, 2020 and 2019, administrative costs incurred by the Company and PWAY to the Administrator were $452,081 and $122,671, respectively. As of March 31, 2020 and June 30, 2019, $328,124 and $341,235, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2020 and 2019, PRIS incurred $22,158 and $41,826, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2020 and 2019, PRIS incurred $60,813 and $123,596, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $79,139 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2020 and 2019, PSEC incurred $739 and $5,326, respectively in expenses related to the filing services that are attributable to the Company. During the nine months ended March 31, 2020 and 2019, PSEC incurred $9,065 and $10,793, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $8,326 and $0 of expense was due to PSEC, respectively, which is presented as part of due to affiliates on the Statement of Assets and Liabilities.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended March 31, 2020 and 2019, the Company incurred $0 and $1,342, respectively, in expenses related to the portfolio management software that is attributable to PSEC. During the nine months ended March 31, 2020 and 2019, the Company incurred $0 and $13,463, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Statement of Operations. As of March 31, 2020 and June 30, 2019, $0 of expense is due from PSEC.
Dealer Manager Agreement

The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC pursuant to which the Company will pay the Dealer Manager a fee of up to 6% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay the Dealer Manager a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. The Dealer Manager will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Dealer Manager is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.

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
Expense Limitation Agreement
Expense Reimbursement Agreement with our Former Adviser
On March 27, 2014, we and our Former Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, our Former Adviser, in consultation with the Company, could pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our Former Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to us from our offering are at least $25 million, our Former Adviser could pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our Former Adviser could, with our consent, continue to make expense support payments to us in such amounts as was acceptable to us and our Former Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. Our Former Adviser had agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the Former Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses.
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
Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For purposes of this fee, “pre-incentive fee net investment income” means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income is subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses are included in the calculation of the subordinated incentive fee on income.
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

Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

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

Below is the asset coverage for the year ended June 30, 2019 and during the nine months ended March 31, 2020.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

On April 8, 2020, in connection with the outbreak of the Wuhan Virus pandemic, the SEC issued an Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, the 1940 Act Release No. 33837 (Apr. 8, 2020) (the

“April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of an election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order. The Company has not taken advantage of the relief provided by the April 2020 Order.

Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of TP Flexible Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. As a result of the volatility and disruption to the global economy from the Wuhan Virus pandemic, certain market quotations were not deemed to represent fair value.
When market quotations are not readily available or when such market quotations are deemed not to represent fair value,, our board of directors has approved a multi-step valuation process for each quarter, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

1.	Each portfolio company or investment is reviewed by investment professionals of the Adviser with the independent valuation firms engaged by our board of directors.

2.	The independent valuation firms prepare independent valuations based on their own independent assessments and issue their reports.

3.
The audit committee of our board of directors (the “Audit Committee”) reviews and discusses the valuation reports with the independent valuation firms, and then makes a recommendation to our board of directors of the value for each investment.

4.
Our board of directors discusses valuations and determines the fair value of such investments in our portfolio in good faith based on the input of the Adviser, the respective independent valuation firms and the Audit Committee.

Our non-CLO investments are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
Our investments in bonds and loans are classified as Level 3 fair value measured securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).
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

Impact of the novel coronavirus (the "Wuhan Virus") pandemic

During the first quarter of 2020, our operating results were negatively impacted by the uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. For the three months ended March 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Revenue Recognition
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due to and due from Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of March 31, 2020 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due to and from the Adviser are settled quarterly.
Paid-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2020 and 2019, PIK interest included in interest income totaled $29 and $0, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of March 31, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have presented the financial statements for the three months and nine months ended March 31, 2020 and March 31, 2019 in accordance with these amendments, and have retrospectively applied the amendments to the presentation of prior financial statement periods.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2020:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$988,118	$630,000	$358,118
Up 200 basis points	$658,746	$420,000	$238,746
Up 100 basis points	$329,373	$210,000	$119,373
Down 100 basis points	$(254,777)	$(210,000)	$(44,777)
Down 200 basis points	$(313,972)	$—	$(313,972)
Down 300 basis points	$(313,972)	$—	$(313,972)

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2020.

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

The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is or has been under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of the Company to accurately or reliably value its portfolio;

•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of the Company to pay any dividends and distributions or service its debt;

•	inability of the Company to maintain its status as a regulated investment company under the Code;

•	potentially severe, sudden and unexpected declines in the value of our investments;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of Wuhan Virus, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of Wuhan Virus or mitigating its economic effects;

•	limited availability of new investment opportunities;

•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;

•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and

•	general threats to the Company’s ability to operate successfully as a business development company.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the Wuhan Virus pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of March 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the Wuhan Virus pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

In response to the Wuhan Virus pandemic, Prospect Flexible Income Management, LLC instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.

Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders, which we are currently seeking, and our independent directors. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
It is virtually impossible to determine the ultimate impact of Wuhan Virus at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. The Company is working to navigate the significant challenges created by the unprecedented coronavirus (“Wuhan Virus”) pandemic. If adverse market conditions, including as a result of the Wuhan Virus pandemic, continue or increase in severity and duration, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we are currently seeking, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Current market conditions and market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in May 2029, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
The illiquidity of our investments may make it difficult for us to sell such investments, if required. As a result, we may realize significantly less than the value at which we have recorded our investments if forced to liquidate quickly.
Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.
The Adviser does not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. The Adviser monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and the Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
We are required to record certain of our assets at fair value, as determined in good faith by our Board of Directors in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 31, 2019	July 26, 2019	6,111	$10.70
August 2, 2019	August 30, 2019	7,603	$10.70
September 6, 2019	September 27, 2019	6,125	$10.70
October 4, 2019	October 25, 2019	6,102	$10.70
November 1, 2019	November 29, 2019	7,587	$10.70
December 6, 2019	December 27, 2019	6,054	$10.70
January 3, 2020	January 31, 2020	8,032	$10.70
March 6, 2020	February 28, 2020	7,076	$10.70
April 3, 3020	March 27, 2020	7,087	$10.70

On September 6, 2019, we made an offer to the Eligible Stockholders as part of the Special Repurchase Offer to purchase up to 402,918 shares of the Company’s issued and outstanding Class A common stock, at a price equal to the net asset value per share determined as of October 8, 2019. The offer expired at 4:00 P.M., Eastern Time, on October 4, 2019 and a total of 34,489 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $9.46 per share for an aggregate purchase price of approximately $326,262.

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
On January 21, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The Tender Offer is for cash at a price equal to the net offering price per share determined as of February 21, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on February 19, 2020 and a total of 166,707 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 19,743 shares validly tendered and not withdrawn at a price equal to $10.70 per share for an aggregate purchase price of approximately $211,246.

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

Exhibit No.

3.1     Fourth Amended Articles of Incorporation(1)
3.2     Articles Supplementary(2)
3.3     Articles Supplementary(3)
3.4     Amended and Restated Bylaws(4)
3.5     Amendment No. 1 to Amended and Restated Bylaws of the Registrant(5)
4     Articles of Merger of the Registrant(6)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
________________________

*    Filed herewith.

(1)	Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.

(2)	Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016.

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2019.

(4)	Incorporated by reference to Exhibit 2(b) to the Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on March 15, 2013.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.

(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2020.

TP FLEXIBLE INCOME FUND, INC.

By: /s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer
(Principal Accounting and Financial Officer)