Form 10-K/A
period 2019-06-30
TP Flexible Income Fund, Inc.
filed 2020-06-19
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2019

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

The aggregate market value of common stock held by non-affiliates as of June 30, 2019 has not been provided because there is no established market for the Registrant’s shares of common stock.

As of June 19, 2020, there were 2,361,302 shares of the Registrant’s Class A common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE

TP Flexible Income Fund, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No.1”) to amend our Annual Report on Form 10-K for the year ended June 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2019 (the “Original Form 10-K”). The Company inadvertently omitted certain information from the certifications of its chief executive officer and its chief financial officer that were included with the Original Form 10-K. The Company is filing this Amendment No. 1 solely to include the revised certifications of the Company’s chief executive officer and chief financial officer.
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this amendment.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 2020.

TP FLEXIBLE INCOME FUND, INC.

By: /s/ M. GRIER ELIASEK
M. Grier Eliasek
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
Chairman of the Board, Chief Executive Officer and Director	Director
June 19, 2020	June 19, 2020

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
June 19, 2020	June 19, 2020

/s/ CRAIG FAGGEN	/s/ ANDREW C. COOPER
Craig Faggen	Andrew C. Cooper
Director	Director
June 19, 2020	June 19, 2020