Form 10-K
period 2020-06-30
Prospect Flexible Income Fund, Inc.
filed 2020-08-27
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
PROSPECT FLEXIBLE INCOME FUND, INC.
(Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, 42nd Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)
TP Flexible Income Fund, Inc.
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
(Title of class)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 27, 2020 was 2,367,478.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

PROSPECT FLEXIBLE INCOME FUND, INC. (FORMERLY KNOWN AS TP FLEXIBLE INCOME FUND, INC.)

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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and our prospectus, dated August 26, 2020, which was filed with the SEC on August 26, 2020, as supplemented from time to time by prospectus supplements filed with the SEC.
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
As a result of Pathway Capital Opportunity Fund, Inc. (“PWAY”) being the accounting survivor of the Merger (as defined herein), certain financial information and performance of operations regarding PWAY are discussed herein. Such information may contain forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and above for a discussion of the uncertainties, risks and assumptions associated with such statements. You should read this annual report on Form 10-K in conjunction with the financial statements and related notes and other financial information appearing elsewhere herein.

Item 1. Business

In this report, the terms “FLEX,” “we,” “us” and “our” mean Prospect Flexible Income Fund, Inc. (formerly known as TP Flexible Income Fund, Inc.) and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.

We were formed as a Maryland corporation on April 29, 2011. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the

Investment Company Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be taxed for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Prospect Flexible Income Management, LLC (the "Adviser") is registered as an investment adviser with the Securities and Exchange Commission, or SEC, under the Investment Advisers Act of 1940 (the "Advisers Act"). Our Adviser manages our portfolio and makes all investment decisions for us, subject to supervision by our board of directors. On June 25, 2014, we satisfied our minimum offering requirement of selling at least $2.5 million in common stock and on October 1, 2014, we commenced our investment operations.

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

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

Our principal focus is to invest primarily in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies in a broad range of industries. In addition, we expect to invest up to 30% of our portfolio of investments in other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans know as collateralized loan obligations, or "CLOs" which we referred to as "Subordinated Structured Notes" or "SSNs". The senior secured loans underlying our SSN investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.

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

We will be subject to certain regulatory restrictions in making our investments. On January 13, 2020, we received a co-investment exemptive order from the SEC (the “Order”) granting us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed or owned by our Adviser or certain affiliates, including Prospect Capital Corporation and Priority Income Fund, Inc., where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein. Under the terms of the Order, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with other funds managed or owned by our Adviser or certain affiliates in accordance with such Order and existing regulatory guidance.

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

Large Addressable Market. According to Leveraged Commentary & Data, institutional leveraged loan issuance (senior secured loans and second lien secured loans) remained strong in 2019 at approximately $490 billion. We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments.

Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.45 trillion as of December 2019, will continue to drive deal activity.

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

Investment Process

The investment professionals utilized by our Adviser have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

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

Evaluation

Initial review. In its initial review of an investment opportunity, our Adviser’s professionals examine information furnished by the target company and external sources, such as rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by our Adviser, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated research analyst, the results of which are available for the investment team to review. In the case of a primary or secondary transaction, our Adviser will conduct detailed due diligence investigations as necessary.

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

Post-Investment Monitoring

Portfolio Monitoring. Our Adviser monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, our Adviser expects to work closely with, as applicable, the lead equity sponsor, loan syndicator or agent bank, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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
We generally will not be required to pay corporate-level U.S. federal income taxes on income and capital gains distributed to stockholders. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we recognize from our investments and timely distribute to our stockholders as dividends. Furthermore, tax-exempt investors in our shares who do not finance their acquisition of our shares with indebtedness should not be required to recognize unrelated business taxable income, or “UBTI,” unlike certain direct investors in master limited partnerships (“MLPs”). We expect to form wholly owned taxable subsidiaries to make or hold certain investments in non-traded limited partnerships or other entities classified as partnership for U.S. federal tax purposes. Although, as a RIC, dividends received by us from taxable entities and distributed to our stockholders will not be subject to corporate-level U.S. federal income taxes, any taxable entities we own will generally be subject to federal and state income taxes on their income. As a result, the net return to us on such investments that are held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.

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
The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. We are currently selling our Class A Shares on a continuous basis at a price of $9.33 per share. To the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. The minimum permitted purchase is $5,000. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will appropriately publish the updated information.
Compensation of the Dealer Manager and Selected Broker-Dealers
Except as otherwise described in this annual report on Form 10-K, the Dealer Manager will receive an upfront sales load of up to 9.0% of the gross proceeds received on Class A Shares sold in our offering all or a portion of which may be paid to selected broker-dealers and financial representatives. The upfront sales load consists of upfront selling commissions of up to 6.0% of the gross proceeds of Class A Shares sold in our offering and a dealer manager fee of up to 3.0% of the gross offering proceeds of Class A Shares sold in our offering. The upfront selling commissions and dealer manager fees will not be paid in connection with purchases of shares pursuant to our distribution reinvestment plan. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay our Dealer Manager a fee (the “Additional Selling Commissions”) equal to no more than 1.0% of the net asset value per share per year. Our Dealer Manager will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Additional Selling Commissions will not be paid by our shareholders. The Adviser will cease making these payments to our Dealer Manager with respect to each share upon the earliest to occur of the following: (i) the date when the aggregate underwriting compensation would exceed that permitted under Conduct Rule 2310 of FINRA over the life of the offering, which equals 10% of the gross offering proceeds from the sale of shares in our offering (excluding shares purchased through our distribution reinvestment plan); (ii) the date of a liquidity event; (iii) the date that such share is redeemed or is no longer outstanding; (iv) the date when the aggregate upfront selling commission, dealer manager fees, and payments from the Adviser together equal 10% (or such other amount, as determined by the Adviser) of the actual price paid for such share; or (v) the date when Prospect Flexible Income Management, LLC no longer serves as our investment adviser.

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

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through August 27, 2020, we have sold 1,677,066 shares of our common stock for gross proceeds of approximately 24,070,384.

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

About Our Adviser
Prospect Flexible Income Management, LLC serves as our investment adviser.  Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of an investment advisory agreement between us and our Adviser, or the Investment Advisory Agreement.  Our Adviser’s investment activities are led by a team of investment professionals from the investment and operations team of Prospect Capital Management. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of PWAY prior to the Merger.  In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds,  Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $5.3 billion as of June 30, 2020, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

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

M. Grier Eliasek, the President and Chief Operating Officer of our Adviser, also serves as our Chairman, Chief Executive Officer and President. Mr. Eliasek has substantial investment and portfolio management experience. Mr. Eliasek served as the Chairman, Chief Executive Officer and President of PWAY until the Merger and is the President, Co-Founder and Chief Operating Officer of Prospect Capital Corporation. Mr. Eliasek is also the Chief Executive Officer and President of Priority Income Fund, Inc., an

externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

Our board of directors includes a majority of independent directors and oversees and monitors the activities of our Adviser as well as our investment portfolio and performance, and annually reviews the compensation paid to our Adviser. See “Investment Advisory Agreement” below. In addition to managing our portfolio, our Adviser provides on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance.  We have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice to our Adviser, and our Adviser has the right to terminate the Investment Advisory Agreement upon 120 days’ written notice to us.

Wuhan Virus

On March 11, 2020, the World Health Organization declared the coronavirus (“Wuhan Virus”) as a global pandemic and recommended containment and mitigation measures worldwide. As of June 30, 2020, and subsequent to June 30, 2020, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the Wuhan Virus pandemic on the markets.

The extent of the impact of the Wuhan Virus pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the Wuhan Virus pandemic, it may have a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies. See “Risk Factors.”

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding our offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

•	income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

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

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly-traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly-traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly.

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

The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We may fund distributions from the uninvested proceeds of our public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. If we borrow money to fund distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Therefore, portions of the distributions that we pay may represent a return of your capital rather than a return on your investment, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this annual report on Form 10-K. In particular, if the current period of market disruption and instability caused by the Wuhan Virus pandemic continues for an extended period of time, our ability to declare and pay distributions on our shares may be adversely impacted. Under such circumstances, our distributions may not be consistent with historical levels, may not grow over time, and may partially comprise a return of capital; and it is possible that investors may not receive distributions at all. For more information regarding the Wuhan Virus pandemic, see “— Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.” In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of U.S. federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, source-of-income and asset-diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “Business - Certain U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See “Risks Related to Debt Financing.”

•	The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining the management personnel we would employ. Currently, individuals utilized by our Adviser and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

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

In order to qualify for the tax benefits available to RICs and to eliminate our liability for U.S. federal income and excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income and capital gains, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. These requirements limit the amounts we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.

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

We entered into a non-exclusive, royalty-free license to use the “Prospect” name, which may be terminated if our Adviser or another affiliate of Prospect Capital Management is no longer our investment adviser.

We entered into a royalty-free license agreement with an affiliate of our Adviser, pursuant to which we were granted a non-exclusive license to use the “Prospect” name. Under this license agreement, we have the right to use the “Prospect.” name for so long as our Adviser or another affiliate of Prospect Capital Management is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

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

We will pay management and incentive fees to our Adviser based on our total assets, including indebtedness. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after payment of such fees and other expenses resulting in a lower rate of return than one might achieve through direct investments. Our base management fee is payable based upon our average total assets, which would include any borrowings. This may encourage our Adviser to use leverage to make additional investments and grow our asset base, which would involve the risks attendant to leverage discussed elsewhere in this annual report on Form 10-K. In addition, the incentive fee payable by us to our Adviser may create an incentive for it to use leverage and make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.

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

The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by it or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we holds. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Certain of our portfolio companies may be more likely to fail to satisfy financial or operating covenants under the market conditions caused by the Wuhan Virus pandemic, which continue for an extended period of time. For more information regarding the Wuhan Virus pandemic, see “ – Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.”

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

We will make investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, certain of our investments may be more difficult to dispose of at a favorable price under market conditions caused by the Wuhan Virus pandemic, which may continue for an extended period of time. For more information regarding the Wuhan Virus pandemic, see “— Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.”

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or the “BBA”, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under- reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

Under our investment strategy following completion of the Merger, we may invest up to 30% of our investment in CLOs, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a significant number of risks. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our investments in the equity and junior debt tranches of CLOs are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and it could lose all or part of our investment.

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

In addition, we will not be able to directly enforce any rights and remedies in the event of a default of a senior secured loan held by a CLO vehicle. In addition, the terms and conditions of the senior secured loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from senior secured loans could be modified, amended or waived in a manner contrary to our preferences.

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

Risks Relating to Economic Conditions

Disruptions or instability in capital markets, including as a result of the Wuhan Virus pandemic, could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, including as a result of the Wuhan Virus pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has now been declared a global pandemic. The Wuhan Virus pandemic has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty. As the potential impact on global markets from Wuhan Virus is difficult to predict, the extent to which the Wuhan Virus pandemic may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Wuhan Virus pandemic and the actions taken by authorities and other entities to contain the Wuhan Virus pandemic or treat its impact, all of which are beyond our control. Additionally, the Wuhan Virus outbreak may exacerbate other pre-existing political, social and economic risks in certain countries. The impact of the outbreak may be short term or may last for an extended period of time. These potential impacts, while uncertain, could adversely affect our operating results.

With respect to the U.S. credit markets (in particular for middle-market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things.

Additionally, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Current and future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the continued global market impacts of the Wuhan Virus pandemic, or the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time, could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. For a discussion of the risks involved with the reduction of our asset coverage requirement 150%, see “Risk Factors—Risks Related to Business Development Companies—Recent legislation may allow us to incur additional leverage.”

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

As of the date of this annual report on Form 10-K, there is an outbreak of a highly contagious form of a novel coronavirus, which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is or has been under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. This Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of the Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

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

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the Wuhan Virus, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of the Wuhan Virus or mitigating its economic effects;

•	limited availability of new investment opportunities;

•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;

•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and

•	general threats to the Company’s ability to operate successfully as a business development company.

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the date of this annual report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies, including for the reasons described in this annual report on Form 10-K. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

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

In response to the Wuhan Virus pandemic, our Adviser instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.

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

It is virtually impossible to determine the ultimate impact of the Wuhan Virus at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. Under current Prime Minister Boris Johnson, the House of Commons passed the Brexit deal on December 20, 2019 and the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, where agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Failure to come to terms on a free trade deal could result in checks and tariffs on U.K. goods traveling to the European Union and thus prolong the economic uncertainty. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the Wuhan Virus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of the Wuhan Virus may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Events outside of our control, including public health crises, may negatively affect our results of operations and financial performance.

Periods of market volatility may occur in response to pandemics or other events outside of our control. These types of events could adversely affect our results of operations and financial performance. For example, the Wuhan Virus pandemic has adversely affected global economic activity and greatly contributed to significant deterioration and volatility in financial markets across the world, including signals of an uptick in illiquid or inactive markets, which may cause a change in valuation methodology and/or technique as well as the observability of inputs to be used in valuation techniques. Depending on the severity and length of the outbreak, this pandemic could present material uncertainty and risk with respect to us, including an adverse effect on our portfolio companies’ operations and their financial condition, the ability of such portfolio companies to provide underlying financial information in a timely manner, expected declines in the valuation of our investments in the portfolio companies, collectability of amounts due from others, and our overall performance. The rapid development and fluidity of this situation precludes management from making an estimate as to the ultimate adverse impact of the pandemic on the value of our investments, liquidity, financial condition, and results of operations for fiscal year 2020.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. The Company is working to navigate the significant challenges created by the unprecedented Wuhan Virus pandemic. If adverse market conditions, including as a result of the Wuhan Virus pandemic, continue or increase in severity and duration, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we are currently seeking, and approval of the specific issuance by our board of directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Risks Relating to Our Offering and Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of our common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we not sell shares below net asset value.

Our shares are currently offered at an offering price of $9.33 per share, but may, to the extent permitted or required under the rules and regulations of the SEC, be sold at a price necessary to ensure that shares are not sold at a price per share, after deducting applicable upfront selling commissions and dealer manager fees, that is below our net asset value per share, if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of our registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in in our registration statement or any prospectus related thereto.

In general, we will not sell our shares at a net offering price below our net asset value per share unless we obtain the requisite approval from our stockholders. Our board of directors may change the offering price at any time such that the public offering price, net of sales load, is equal to or greater than net asset value per share when we sell shares of common stock. As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

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

We are conducting a “best efforts” offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

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

The price of shares of our common stock was established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our investments.

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

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in the timeframe contemplated by this annual report on Form 10-K.

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

We anticipate that, depending on market conditions, it generally will take us between 30-90 days for us to fully invest the initial proceeds we receive in connection with our offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. After your purchase in our offering, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to members of, or professionals utilized by, our Adviser or Administrator. To the extent we issue additional equity interests after your purchase in our offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

Through our wholly-owned financing subsidiary, Prospect Flexible Fund, Inc. (the “SPV”), we recently established a Credit Facility with RBC which we intend to use to make investments. The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV. The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders we, and therefore you, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to or Adviser.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $40.9 million in total assets, (ii) an average cost of funds of 3.19%, (iii) $21 million in debt outstanding and (iv) $19.6 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholder	(24.8)%	(14.1)%	(3.4)%	7.3%	18.0%

If we default under our Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

In connection with our Credit Facility with RBC, a significant portion of our assets have been assigned to the SPV and pledged as collateral under the Credit Facility. In the event that of a default under the Credit Facility or any other future borrowing facility, our business could be adversely affected as we (through our SPV) may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business”. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.

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

At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%, which will apply to the Company effective as of March 16, 2019, the day immediately after the 2019 Annual Meeting. As a result, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we are also required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters. At the discretion of our board of directors, we may use cash on hand, cash available from borrowings, cash available from the issuance of new shares and cash from the sale of our investments to fund the aggregate purchase price payable as a result of the repurchase offer. If a substantial number of Eligible Stockholders elect to participate in the special repurchase offers, our assets could be significantly depleted. In addition, payment for repurchasing shares may require us to liquidate our portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

We may be subject to certain corporate-level U.S. federal income taxes if we fail to qualify for taxation as a RIC.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, source-of-income and asset-diversification requirements. See “Business - Certain U.S. Federal Income Tax Considerations.”

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our total assets and we do not hold more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of any one issuer, of any two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business - Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

You may receive shares of our common stock as distributions, which could result in adverse tax consequences to you.

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a portion of a distribution in shares of our common stock instead of in cash. Based on certain guidance issued by the IRS, distributions from a publicly offered RIC that are payable in stock or cash at the election of shareholders will be treated as taxable dividends that may satisfy our minimum distribution requirements even if the total amount of cash to be distributed is limited, provided that at least 20% of such dividend is payable in cash. If too many shareholders elect to receive their distribution in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. taxable shareholder may be required to pay U.S. federal income tax with respect to such dividends in excess of any cash received.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, these expenses, referred to as miscellaneous itemized deductions, are currently not deductible (and beginning in 2026, will be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income), and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.

Our investments in CLO vehicles may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

The CLO vehicles in which we will invest generally will constitute PFICs. Because we will acquire investments in PFICs (including equity tranche investments or SSNs in CLO vehicles that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such investments even if such income is distributed as a taxable dividend by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC. If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments or SSNs in a CLO vehicle treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities in order to raise cash to make our required distributions. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Certain U.S. Federal Income Tax Considerations.”

If a CLO vehicle in which we invest fails to comply with certain U.S. tax disclosure requirements, such CLO may be subject to withholding requirements that could materially and adversely affect our operating results and cash flows.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” imposes a withholding tax of 30% on payments of U.S. source interest and dividends to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding our United States account holders and our United States owners. While existing U.S. Treasury regulations would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury Department has indicated in subsequent proposed regulations its intent to eliminate this requirement. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

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

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2020.

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

Continuous Public Offering of Common Stock

Through our Dealer Manager, we are conducting a continuous public offering of our shares of our common stock on a "best efforts" basis. On June 14, 2011, the Company filed its Registration Statement with the SEC to register its offering. The Registration Statement was declared effective by the SEC on September 4, 2012 and the Company commenced its initial offering. The Company's initial offering terminated on March 1, 2016 and it commenced the follow-on offering of our shares on March 17, 2016.

In our ongoing follow-on offering, we are currently offering our common stock at an offering price of $9.33 per share. However, if our net asset value increases, our offering price will be adjusted to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing of sales of our shares in our offering, our board of directors or a committee thereof is required within 48 hours of the time of such closing, to make the determination that we are not selling shares of our common stock at a price which, after deducting the sales load, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

As of June 30, 2020, 2,363,011 shares were outstanding, 18,968 of which are held by Craig Faggen, Director of the Company.

Holders

Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of August 27, 2020:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	2,367,478
Class T Common Stock	37,500,000	—	—

As of August 27, 2020, we had 1,037 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

Repurchase Program

We do not intend to list our shares on any securities exchange during our offering and for a substantial period thereafter and we do not expect a public market for our shares to develop in the foreseeable future, if ever. Therefore, stockholders should not expect to be able to sell their shares promptly or at a desired price. No stockholder will have the right to require us to repurchase any of his or her shares. Because no public market will exist for our shares, and none is expected to develop, stockholders will not be able to liquidate their investment prior to our listing, liquidation or other liquidity event, other than through our share repurchase program, or, in limited circumstances, as a result of transfers of shares to other eligible investors.

We commenced our share repurchase program in the second quarter of 2016 in our capacity as TPIC. Repurchases are made on such terms as may be determined by our board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of our board of directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution to stockholders, including pursuant to our share repurchase program, if, after giving effect to the distribution, (i) the corporation would not be able to pay its indebtedness in the ordinary course or (ii) the corporation’s total assets would be less than its total liabilities plus preferential amounts payable on dissolution with respect to preferred stock. We anticipate conducting such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase shares, we expect to conduct repurchases on the same date that we hold our closings for the sale of shares in our offering.

The board also will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	The effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	The liquidity of our assets (including fees and costs associated with disposing of assets);

•	Our investment plans and working capital requirements;

•	The relative economies of scale with respect to our size;

•	Our history in repurchasing shares or portions thereof; and

•	The condition of the securities markets.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased by applying the limitations on the number of shares to be repurchased, noted above. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the current net offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that you submit for repurchase. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you may not be able to dispose of your shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.

The board of directors will require that we repurchase shares or portions thereof from you pursuant to written tender offer materials only on terms they determine to be fair to us and to all of our stockholders. Repurchases of your shares by us will be paid in cash. Repurchases will be effective after receipt and acceptance by us of all eligible written submissions of shares from our stockholders. Our Adviser, our directors and their respective affiliates are prohibited from receiving a fee in any repurchase by us of our shares.

When the board of directors determines that we will offer to repurchase shares, we will furnish tender offer materials to you describing the terms of repurchase, and containing information you should consider in deciding whether and how to participate in the repurchase opportunity.

Any tender offer presented to our stockholders will remain open for a minimum of 20 business days following the commencement of the tender offer. In the materials that we will send to our stockholders, we will include the date that the tender offer will expire. All tenders for repurchase requests must be received prior to the expiration of the tender offer in order to be valid. If there are any material revisions to the tender offer materials (not including the price at which shares may be tendered) sent to our stockholders, we will send revised materials reflecting such changes and will extend the tender offer period by a minimum of an additional five business days. If the price at which shares may be tendered is changed, we will extend the tender offer period by a minimum of an additional ten business days.

In order to submit shares to be tendered, stockholders will be required to complete a letter of transmittal, which will be included in the materials sent to our stockholders, as well as any other documents required by the letter of transmittal. At any time prior to the expiration of the tender offer, stockholders may withdraw their tenders by submitting a notice of withdrawal to us. If shares have not been accepted for payment by us, tenders may be withdrawn any time prior to 40 business days following the expiration of the tender offer.

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

We intend to rely on an exemptive order from the SEC to provide relief from Rule 102 of Regulation M under the Exchange Act in connection with our proposed share repurchase program. If we modify any of the material terms of our proposed share repurchase program, including the price at which we would offer to make repurchases, we will reflect such revisions in a sticker supplement to the prospectus.

You have the option of placing a transfer on death, or “TOD,” designation on your shares purchased in our offering. A TOD designation transfers ownership of your shares to your designated beneficiary upon your death. This designation may only be made by individuals, not entities, who are the sole or joint owners with right of survivorship of the shares. However, this option is not available to residents of the states of Louisiana or North Carolina. If you would like to place a TOD designation on your shares, you must check the TOD box on the subscription agreement and you must complete and return the transfer on death form available upon request to us in order to effect the designation.

Since the Merger, we have completed two tender offers pursuant to our share repurchase program.

On January 21, 2020, under our share repurchase program, we made an offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we received from the issuance of shares under our distribution reinvestment plan prior to the expiration of the this tender offer. This tender offer was for cash at a price equal to the net offering price per share determined as of February 21, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on February 19, 2020 and a total of 166,707 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 19,743 shares validly tendered and not withdrawn at a price equal to $10.70 per share for an aggregate purchase price of approximately $211,246.

On June 9, 2020, under our share repurchase program, we made an offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we received from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. This tender offer was for cash at a price equal to the net offering price per share determined as of July 10, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on July 8, 2020 and a total of 65,266 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 28,786 shares validly tendered and not withdrawn at a price equal to $8.25 per share for an aggregate purchase price of approximately $237,488.

Special Repurchase Offer

At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. Because our securities are not listed on a national securities exchange, pursuant to the requirements of the SBCA we were required to commence four repurchase offers, which we refer to as the special repurchase offer, in accordance with the requirements of Section 61(a)(2)(D)(ii) of the 1940 Act, to allow all of the former stockholders of TPIC, as of March 15, 2019 (the date of the 2019 Annual Meeting) (the “Eligible Stockholders”) to tender to us up to 100% of their shares that were held as of that date. Former stockholders of PWAY and stockholders who purchased or acquired their shares after that date were not eligible to participate in the special repurchase offer. The special repurchase offer was separate and apart from our share repurchase program discussed below.

The special repurchase offer consisted of four quarterly tender offers. Each of the four tender offers that is part of the special repurchase offer allowed the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting.  The repurchase price for any shares tendered during the special repurchase offer was equal to the NAV per share of our common stock as of the date of each such repurchase. Each Eligible Stockholder had not less than 20 business days from the date of notice of such tender offer to elect to tender their shares back to us.

The following table summarizes the shares repurchased during each tender offer period of the special repurchase offer:

Special Repurchase Offer Tender Period	Shares Repurchased	Dollar Amount	Price Paid per Share
05/24/2019 – 06/24/2019	49,900	$495,506	$9.93
09/06/2019 – 10/04/2019	34,489	326,262	9.46
11/21/2019 – 12/24/2019	51,715	460,786	8.91
03/12/2020 – 04/09/2020	52,987	426,546	8.05
	189,091	$1,709,100

Completed Share Repurchases

As a result of PWAY being the accounting survivor of the Merger, PWAY and FLEX’s share repurchases for the most recent interim periods are disclosed below.

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2017
September 30, 2016	N/A	—	—%	$—	$—
December 31, 2016	January 25, 2017	772	100%	$14.00	$10,803
March 31, 2017	April 27, 2017	359	100%	$14.02	$5,034
Total for year ended June 30, 2017		1,131			$15,837

Year ended June 30, 2018
June 30, 2017	July 31, 2017	4,801	61%	$13.61	$65,335
September 30, 2017	October 30, 2017	5,246	81%	$13.57	$71,189
December 31, 2017	January 23, 2018	5,689	100%	$13.56	$77,152
March 31, 2018	April 30, 2018	22,245	100%	$13.03	$289,865
Total for year ended June 30, 2018		37,981			$503,541

Year ended June 30, 2019
June 30, 2018	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018	November 13, 2018	19,180	100%	Class A:$11.35	$217,695
December 31, 2018	February 15, 2019	17,749	100%	Class A:$10.80	$191,672
June 30, 2019(*)	June 27, 2019	49,916	100%	Class A:$9.93	$495,169
Total for year ended June 30, 2019		118,560			$1,306,385

Year ended June 30, 2020
September 30, 2019(*)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(*)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
March 31, 2020(*)	April 14, 2020	52,987	100%	$8.05	426,546
Total for year ended June 30, 2020		158,934			$1,424,840

(*)This represents a Special Repurchase Offer

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the year ended June 30, 2020.

Distributions

As a result of PWAY being the accounting survivor of the Merger, the distributions of FLEX and PWAY are discussed below.

General
Subject to our board of directors’ sole discretion and applicable legal restrictions, our board of directors authorizes and declares a monthly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., (i) paid from investment company taxable income, which is generally our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital gains, (ii) paid from net capital gain, which is our realized net long-term capital gains in excess of realized net-short term capital losses, and/or (iii) a return of paid-in capital surplus, which is generally a nontaxable distribution) will be mailed to our stockholders. We can offer no assurance that we will achieve results that will permit the payment of any distributions or that our board of directors will declare any distributions.

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

It is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of stockholders’ investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to our Adviser. Moreover, a return of capital will generally not be taxable, but will reduce each stockholder’s cost basis in our common stock, and will result in a higher reported capital gain or lower reported capital loss when the common stock on which such return of capital was received is sold. Stockholders will be notified of the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital). See “Business - Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Although distributions paid in the form of additional shares of common stock to stockholders who elect to participate in our dividend reinvestment plan will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, such stockholders will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock. If stockholders hold shares in the name of a broker or financial intermediary, they should contact such broker or financial intermediary regarding their option to elect to receive distributions in additional shares of our common stock under our distribution reinvestment plan in lieu of cash.

To maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our recognized capital gain in excess of recognized capital loss for the one-year period ending on October 31 of the calendar year and (3) any ordinary income or capital gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business - Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

The following tables reflect the cash distributions per share that were declared and paid on common stock by FLEX and PWAY during the fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively:

Fiscal year 2020
Record Date	Payment date	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount
July 5, 12, 19 and 26, 2019	July 29, 2019	0.05240	124,512
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	0.06550	156,184
September 6, 13, 20 and 27, 2019	October 3, 2019	0.05240	125,345
October 4, 11, 18 and 25, 2019	October 31, 2019	0.05240	124,308
November 1, 8, 15, 22 and 29, 2019	December 4, 2019	0.06550	155,217
December 6, 13, 20 and 27, 2019	January 3, 2020	0.05240	124,568
January 3, 10, 17, 24 and 31, 2020	February 7, 2020	0.06986	162,910
February 7, 14, 21 and 28, 2020	March 6, 2020	0.06112	143,127
March 6, 13, 20 and 27, 2020	April 3, 2020	0.06112	144,513
April 3, 10, 17 and 24, 2020	May 1, 2020	0.06112	146,195
May 1, 8, 15, 22 and 29, 2020	June 5, 2020	0.07640	179,431
June 5, 12, 19, and 26, 2020	July 6, 2020	0.04716	111,447
The following FLEX distributions were declared on May 14, 2020:

Record Date	Payment date	Amount per FLEX Class A Common Shares
July 6, 10, 17, 24 and 31, 2020	August 7, 2020	$0.05895
August 7, 14, 21 and 28, 2020	September 4, 2020	$0.04716

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

The following tables reflect the distributions per share that PWAY declared and paid or were payable to its stockholders during the fiscal years ended June 30, 2018. Stockholders of record as of each respective record date were entitled to receive he distribution.

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

For the tax year ending December 31, 2019, the tax character of dividends paid to shareholders through June 30, 2020 is expected to be $48,359 ordinary income and $1,335,076 return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2019.

Item 6. Selected Financial Data

The following selected financial data for the year ended June 30, 2020 reflects FLEX's financial data for the twelve months then ended. The following selected financial data for the year ended June 30, 2019 reflects nine month's of PWAY's financial data and three months of FLEX financial data. The following selected financial data for the years ended June 30, 2018, 2017, 2016 and 2015 is all derived from PWAY’s financial statements. PWAY has omitted selected financial data for the period from September 2, 2014 (date of effectiveness) to June 30, 2015 because PWAY had not met its minimum offering requirement and had not commenced investment operations during such period. PWAY is the accounting survivor in connection with the Merger and its historical financial statements will be included in the reports that FLEX files with the SEC following the Merger. PWAY’s fiscal year end was June 30 and as a result of it being the accounting survivor, FLEX’s fiscal year end is also June 30 following the Merger. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. Historical data is not necessarily indicative of the results to be expected for any future period.

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

	Year Ended June 30,
Statements of operations data:	2020	2019	2018	2017	2016
Total investment income	$3,342,618	$1,410,726	$1,298,317	$1,179,924	$536,609
Total operating expenses	3,484,040	2,943,931	1,984,880	1,655,397	1,318,664
Less: Expense reimbursement from sponsor	(708,464)	(309,881)	(1,205,356)	(865,348)	(1,196,002)
Waiver of organization costs paid by the Adviser	—	(1,492,252)	—	—	—
Net operating expenses	2,775,576	1,141,798	779,524	790,049	122,662
Net investment income (loss)	$567,042	$268,928	$518,793	$389,875	$413,947
Total net realized and unrealized gain (loss) on investments	$(2,884,692)	$(1,052,816)	$(523,918)	$375,807	$(9,428)
Net increase (decrease) in net assets resulting from operations	$(2,317,650)	$(783,888)	$(5,125)	$765,682	$404,519

Per share data (PWAY Class R, Class RIA and Class I)(5):
NAV (at period end)	N/A	N/A	N/A	$13.53	$12.81
Net investment income (loss)(1)	N/A	N/A	N/A	$0.71	$1.21
Net realized and unrealized (loss) gain (1)	N/A	N/A	N/A	$0.68	$(0.03)
Net increase in net assets resulting from operations (1)	N/A	N/A	N/A	$1.39	$1.18
Return of capital distributions to stockholders(2)	N/A	N/A	N/A	$(0.92)	$(0.75)
Offering costs(1)	N/A	N/A	N/A	$0.03	$(0.62)
Other(3)	N/A	N/A	N/A	$0.22	$(0.8)

Per share data (PWAY Class A)(5)(6):
NAV (at period end)	N/A	N/A	$12.71	N/A	N/A
Net investment income (loss)(1)	N/A	N/A	$0.79	N/A	N/A
Net realized and unrealized (loss) gain (1)	N/A	N/A	$(0.80)	N/A	N/A
Net increase in net assets resulting from operations (1)	N/A	N/A	$(0.01)	N/A	N/A

Return of capital distributions to stockholders(2)	N/A	N/A	$(0.86)	N/A	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	N/A	$0.05	N/A	N/A

Per share data (PWAY Class I)(5)(6):
NAV (at period end)	N/A	N/A	$12.73	N/A	N/A
Net investment income (loss)(1)	N/A	N/A	$0.81	N/A	N/A
Net realized and unrealized (loss) gain (1)	N/A	N/A	$(0.79)	N/A	N/A
Net increase in net assets resulting from operations (1)	N/A	N/A	$0.02	N/A	N/A
Return of capital distributions to stockholders(2)	N/A	N/A	$(0.86)	N/A	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	N/A	$0.04	N/A	N/A

Per share data (FLEX Class A)(8):
NAV (at period end)	$8.28	$9.88	N/A	N/A	N/A
Net investment income (loss)(1)	$0.24	$0.91	N/A	N/A	N/A
Net realized and unrealized (loss) gain (1)	$(1.22)	$(1.11)	N/A	N/A	N/A
Net increase in net assets resulting from operations (1)	$(0.98)	$(0.20)	N/A	N/A	N/A
Return of capital distributions to stockholders(2)	$(0.57)	$(0.54)	N/A	N/A	N/A
Dividends from net investment income(2)	$(0.15)	$(0.03)
Offering costs(1)	$—	$0.61	N/A	N/A	N/A
Other(3)	$0.10	$0.15	N/A	N/A	N/A

Statements of Assets and Liabilities data:
Total investment portfolio	$36,663,703	$24,019,563	$10,940,179	$12,060,436	$8,378,866
Total assets	41,900,953	33,058,837	11,921,182	13,074,666	8,865,053
Credit Facility payable	21,000,000	5,500,000	1,350,000	2,625,000	1,250,000
Total liabilities	22,342,553	9,648,122	3,568,018	4,668,922	2,888,698
Total net assets	$19,558,400	$23,410,715	$8,353,164	$8,405,744	$5,976,355

Other data:
Total return for PWAY Class R, RIA and I(4)(7)	N/A	N/A	N/A	13.2%	(1.75)%
Total return for PWAY Class A(4)(5)(6)	N/A	N/A	0.18%	N/A	N/A
Total return for PWAY Class I(4)(5)(6)	N/A	N/A	0.33%	N/A	N/A
Total return for FLEX Class A(8)		7.52%	N/A	N/A	N/A

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K (the "Annual Report"). In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part I, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.

The terms “FLEX,” “the Company,” “we,” “us” and “our” mean Prospect Flexible Income Fund, Inc. (formerly known as TP Flexible Income Fund, Inc.) unless the context specifically requires otherwise.

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

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

We have engaged Triton Pacific Securities, LLC (the "Dealer Manager") to serve as the dealer manager for our offering. The dealer manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered.

We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $9.03 per Class A Share. As of August 27, 2020, we have sold a total of 2,367,478 shares of common stock, including 198,792 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,652,992, including the reduction due to ($2,761,851) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “Former Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the Wuhan Virus a global pandemic and recommended containment and mitigation measures worldwide. As of the year ended June 30, 2020, and subsequent to June 30, 2020, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the Wuhan Virus pandemic on the markets.

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

Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and twelve months ended June 30, 2020, we purchased investment securities (excluding short-term securities) of $1,675,000 and $23,678,340, respectively. During the same three month and twelve month period, sales and redemptions of investment securities (excluding short-term securities) were $2,286,635 and $8,271,306, respectively, resulting in a total net portfolio decline of ($611,634) for the three months ended June 30, 2020 and a total net portfolio growth of $15,407,034 for the twelve months ended June 30, 2020.
Debt Issuances and Redemptions
During the three months and twelve months ended June 30, 2020, we drew an additional $0 and $15,500,000, respectively, on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of June 30, 2020. See "Credit Facility".
On March 12, 2020, we made an offer to the Eligible Stockholders as part of the Special Repurchase Offer (the "Offer") to purchase up to 402,917.5 shares of the Company’s issued and outstanding Class A common stock, par value $0.001 per share, at a price equal to the net asset value per share determined as of April 14, 2020.  The Offer expired at 4:00 P.M., Eastern Time, on April 9, 2020 and a total of 52,987 shares were validly tendered and not withdrawn pursuant to the Offer. In accordance with the terms of the Offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $8.05 per share for an aggregate purchase price of approximately $426,546.
On June 9, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The Tender Offer is for cash at a price equal to the net offering price per share determined as of July 10, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on July 8, 2020 and a total of 65,266 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 28,786 shares validly tendered and not withdrawn at a price equal to $8.25 per share for an aggregate purchase price of approximately $237,488.
Equity Issuances
As part of the dividend reinvestment plan, we issued 7,087, 7,095 and 11,449 shares of our common stock on April 3, 2020, May 1, 2020 and June 5, 2020, respectively. On July 6, 2020 we issued 7,120 shares of our common stock in connection with the dividend reinvestment plan for June 2020 distributions.
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
Merger
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed Prospect Flexible Income Fund, Inc. (formerly known as TP Flexible Income Fund, Inc.) As a result of the Merger the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.
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
Portfolio and Investment Activity
During the three months and twelve months ended June 30, 2020, we purchased investment securities (excluding short-term securities) of $1,675,000 and $23,678,340, respectively. During the same three month and twelve month period, sales and redemptions of investment securities (excluding short-term securities) were $2,286,635 and $8,271,306, respectively, resulting in a total net portfolio decline of ($611,634) for the three months ended June 30, 2020 and a total net portfolio growth of $15,407,034 for the twelve months ended June 30, 2020. As of June 30, 2020, our investment portfolio, with a total fair value of $36,663,703, consisted of interests in 54 investments (82% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 14% in CLO - subordinated notes). During the three months and twelve months ended June 30, 2020, the investment activity continued to focus on repositioning the portfolio as a result of the Merger.
During the year ended June 30, 2020, the U.S. loan market exhibited a heightened level of volatility. While U.S. loan prices remained relatively stable throughout February 2020, the increasingly negative sentiment associated with the economic ramifications of the rapid spread of Wuhan Virus led to a precipitous decline in U.S. loan prices in the quarter ended March 31, 2020. During quarter end June 30, 2020, U.S. loan prices rebounded and as a result, our portfolio increased in value during the three months ended June 30, 2020.

During the fiscal year ended June 30, 2019, purchases of investment securities (excluding short-term securities) were $12,454,720. During the same period, sales and redemptions of investment securities (excluding short-term securities) were $9,854,278. As of June 30, 2019, our investment portfolio, with a total fair value of $24,019,563, consisted of interests in 53 investment companies (76% in senior secured bonds, 2% in senior secured notes, 2% in equity/other and 20% in CLO - subordinated notes). In connection with the Merger, the Company expected to have its portfolio repositioned, including by selling portfolio investments that were not “qualifying assets” under the 1940 Act, for cash and re-investing such proceeds in assets that were “qualifying assets” under the 1940 Act and consistent with the Company’s investment strategy. As of June 30, 2019, a substantial amount of such portfolio repositioning had been completed by the Company.
Portfolio Holdings
As of June 30, 2020, our investment portfolio, with a total fair value of $36,663,703, consisted of interests in 27 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2020 and June 30, 2019:

	As of June 30, 2020			As of June 30, 2019
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%	2,790,577	2,505,227	10%
Equity/Other	681,111	786,988	2%	681,111	570,816	2%
Senior Secured Notes	955,986	811,267	2%	444,957	402,163	2%
Structured subordinated notes	6,372,119	5,198,739	14%	5,070,436	4,715,487	20%
Total	$38,874,913	$36,663,703	100%	$24,898,370	$24,019,563	100%

Number of portfolio companies	27			36
Number of Structured subordinated notes	24			17

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	7%			11%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			12%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	16%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	8%			11%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and June 30, 2019:

	June 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,372,119	16%	$5,198,739	14%
Healthcare & Pharmaceuticals	4,559,170	12%	4,911,755	13%
Services: Consumer	4,684,684	12%	4,589,768	13%
High Tech Industries	4,552,866	12%	4,508,948	12%
Telecommunications	3,747,852	10%	3,580,442	10%
Media: Broadcasting & Subscription	2,193,588	6%	2,031,588	6%
Services: Business	1,980,964	5%	1,960,850	5%
Wholesale	1,965,137	5%	1,807,778	5%
Construction & Building	1,730,600	4%	1,644,070	5%
Media: Diversified and Production	1,574,165	4%	1,644,000	4%
Transportation: Cargo	1,469,043	4%	1,469,647	4%
Financial	955,986	2%	811,267	2%
Consumer goods: Durable	736,490	2%	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%	663,305	2%
Beverage, Food & Tobacco	480,744	1%	436,673	1%
Energy: Oil & Gas	495,843	1%	365,000	1%
Media: Advertising, Printing & Publishing	493,860	1%	332,812	1%
Retail	218,497	1%	1,774	0%
Total	$38,874,913	100%	$36,663,703	100%

	June 30, 2019
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,070,436	20%	$4,715,487	20%
High Tech Industries	3,978,294	16%	3,960,671	15%
Healthcare & Pharmaceuticals	2,896,431	12%	2,975,996	12%
Services: Business	2,800,945	11%	2,780,788	12%
Media: Broadcasting & Subscription	1,718,609	7%	1,675,694	7%
Hotel, Gaming & Leisure	1,329,626	5%	1,138,341	5%
Services: Consumer	1,079,941	4%	1,100,093	5%
Media: Advertising, Printing & Publishing	976,509	4%	947,142	4%
Retail	1,146,377	5%	905,020	4%
Beverage, Food & Tobacco	483,971	2%	498,688	2%
Transportation: Cargo	496,276	2%	497,181	2%
Automotive	493,911	2%	496,226	2%
Consumer	500,000	2%	496,134	2%
Media: Diversified & Production	489,513	2%	489,685	2%
Telecommunications	497,513	2%	479,004	2%
Energy: Oil & Gas	495,061	2%	461,250	2%
Financial	444,957	2%	402,163	2%
Total	$24,898,370	100%	$24,019,563	100%
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

The following table shows the composition of our investment portfolio by level of control as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$472,357	1%	$786,988	2%	$472,357	2%	$570,816	2%
Non-Control/Non-Affiliate	38,402,556	99%	35,876,715	98%	24,426,013	98%	23,448,747	98%
Total Investments	$38,874,913	100%	$36,663,703	100%	$24,898,370	100%	$24,019,563	100%

(1) As of June 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Valuation of Portfolio Investments”.

Results of Operations
Investment Income
For the years ended June 30, 2020, 2019 and 2018 we generated $3,342,618, $1,410,726 and $1,298,317, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the year ended June 30, 2020, PIK interest included in interest income totaled $10,273. There was no PIK interest for the years ended June 30, 2019 and 2018. Investment income for the years ended June 30, 2020 and 2019, increased due to the increase in assets and investments as a result of the Merger.
Operating Expenses
Total operating expenses before expense limitation support and waiver of offering costs totaled $3,484,040, $2,943,931 and $1,984,880 for the years ended June 30, 2020, 2019 and 2018 respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense.
The base management fees for the years ended June 30, 2020, 2019 and 2018 respectively, were $708,464, $281,078 and $264,101. The base management fees for the the years ended June 30, 2020 and 2019, increased as a result of the increase in assets as a result of the Merger.
The interest and credit facility expense for the years ended June 30, 2020, 2019 and 2018 respectively, were $603,263, $58,638 and $67,195.
The amortization of offering costs for the years ended June 30, 2020, 2019 and 2018 respectively, were $575,073, $165,517 and $358,608. The increase in offering costs was driven by the increased marketing efforts as a result of the Merger.
The Adviser shared service expense for the years ended June 30, 2020, 2019 and 2018 respectively, were $0, $19,028 and $216,184.
The legal expenses for the years ended June 30, 2020, 2019 and 2018 respectively, were $175,811, $833,849 and $49,565. The legal expenses for the year ended June 30, 2019 were higher due to the costs incurred in order to close the Merger.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(708,464), $(309,881) and $(748,696) for the years ended June 30, 2020, 2019 and 2018 respectively.

Net Investment Income
Our net investment income totaled $567,042, $268,928 and $518,793 for the years ended June 30, 2020, 2019 and 2018 respectively.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2020, 2019 and 2018 respectively, we received proceeds from sales and repayments on unaffiliated investments of $8,271,306, $9,854,278 and $5,320,764, from which we realized gains (losses) of $(1,552,290), $(1,202,884) and $181,008.

Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2020, 2019 and 2018 respectively, net change in unrealized gains (losses) totaled $(1,332,402), $150,069 and $(704,926), respectively. For the year ended June 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic and its effect on market yields and fundamental portfolio company performance. For more information, see “Valuation of Portfolio Investments”.
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
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price is effective for all closings occurring on or after May 15, 2020. We will sell our shares on a continuous basis at a price of $8.78 per share. On August 12, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $8.78 per share to $9.03 per share. The change in the public offering price will be effective as of August 12, 2020 and first applied to subscriptions in good order received on or after August 12, 2020. In addition, on August 26, 2020, the Company increased its offering price from $9.03 per share to $9.33 per share. The increase in the offering price is effective for all closings occurring on or after August 26, 2020. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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
On March 31, 2019, we entered into the Administration Agreement with Prospect Administration, which was amended and restated effective as of June 17, 2019, pursuant to which Prospect Administration furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement with Prospect Administration initially became effective upon consummation of the Merger. We reimburse Prospect Administration for its allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and its allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff. We have engaged Bank of New York Mellon and affiliated entities to act as our custodian. We have also contracted with Phoenix American Financial Services to act as our transfer agent, plan administrator, distribution paying agent and registrar.
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

Credit Facility

On May 16, 2019, we established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank (“RBC”), acting as administrative agent. In connection with the credit facility, our wholly owned financing subsidiary, Prospect Flexible Funding, LLC (the "SPV"), as borrower, and each of the other parties thereto, entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”). The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV.

The Credit Facility matures on May 21, 2029 and generally bears an interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on August 27, 2020 and notes the following:
Name Change

Effective August 5, 2020, we amended our articles of incorporation to change our name to Prospect Flexible Income Fund, Inc. In addition, on August 5, 2020, we amended and restated our bylaws to reflect the change of our corporate name.

Dealer Manager Agreement

On August 6, 2020, we amended our dealer manager agreement with our dealer manager to reflect a change to the upfront sales load paid to our dealer manager in connection with the sale of our Class A Shares. Under the amended dealer manager agreement, we will pay our dealer manager an upfront sales load of up to 9% of the gross proceeds received on Class A Shares sold in our offering all or a portion of which may be paid to selected broker-dealers and financial representatives. The upfront sales load consists of upfront selling commissions of up to 6.0% of the gross proceeds of Class A Shares sold in our offering and a dealer manager fee of up to 3.0% of the gross offering proceeds of Class A Shares sold in our offering. The amended dealer manager agreement became effective on August 26, 2020.

License Agreement

On August 4, 2020, we entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of Prospect Capital Management is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.
Sales of Common Stock
For the period beginning July 1, 2020 and ending August 27, 2020, the Company sold 17,295 shares of its common stock for gross proceeds of $156,000 and issued 15,959 shares pursuant to its distribution reinvestment plan in the amount of $131,658.
Investment Activity

During the period beginning July 1, 2020 and ending August 27, 2020, the Company made 2 investments totaling $1,189,063. During the period beginning July 1, 2020 and ending August 27, 2020, the Company sold 1 investment totaling $446,250.

On August 14, 2020, the Company funded $45,455 of the total $85,227 delayed draw term loan commitment for our investment in Amerilife Holdings, LLC portfolio company.

Offering Price

On August 12, 2020, the Company increased its offering price from $8.78 per share to $9.03 per share. The increase in the offering price is effective for all closings occurring on or after August 12, 2020. In addition, on August 26, 2020, the Company increased its offering price from $9.03 per share to $9.33 per share. The increase in the offering price is effective for all closings occurring on or after August 26, 2020.
Repurchase Offer
On June 9, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The Tender Offer is for cash at a price equal to the net offering price per share determined as of July 10, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on July 8, 2020 and a total of 65,266 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 28,786 shares validly tendered and not withdrawn at a price equal to $8.25 per share for an aggregate purchase price of approximately $237,488.
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
Related Party Transactions
License Agreement

We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of Prospect Capital Management is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.
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

Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC, an affiliate of the Adviser and in which certain members of our senior management hold an equity interest and act as principals. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2020, 2019 and 2018 administrative costs incurred by the Company and PWAY to the Administrator were $596,030, $442,047 and $357,995, respectively. As of June 30, 2020 and June 30, 2019, $122,384 and $341,235, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by Priority Income Fund, Inc. ("PRIS"), which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, PRIS incurred $77,212, $61,311 and $60,004, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $13,516 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, PSEC incurred $9,065, $9,390 and $10,162, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $0 and $2,348 was due to PSEC, respectively.

The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, the Company incurred $0, $11,058 and $23,603, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2020. The officers do not receive any direct compensation from the Company.
Dealer Manager Agreement

The Company and its Adviser have entered into a dealer manager agreement with Triton Pacific Securities, LLC pursuant to which the Company will pay the Dealer Manager a fee of up to 9.0% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay the Dealer Manager a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. The Dealer Manager will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Dealer Manager is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.

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
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
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

Below is the asset coverage for the twelve month ended June 30, 2020 and the year ended June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect Flexible Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
We follow guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which classifies the inputs used to measure fair values into the following hierarchy:
Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2. Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in an inactive market, or other observable inputs other than quoted prices.
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
Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. As a result of the volatility and disruption to the global economy from the Wuhan Virus pandemic (as further discussed in Note 8 to the consolidated financial statements), certain market quotations were not deemed to represent fair value.
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
Our investments in bonds and loans are classified as Level 3 fair value measured securities under ASC 820.
The types of factors that are taken into account in fair value determination include, as relevant, market changes in expected returns for similar investments, performance improvement or deterioration, security covenants, call protection provisions, and information rights, the nature and realizable value of any collateral, the issuer’s ability to make payments and its earnings and cash flows, the principal markets in which the issuer does business, publicly available financial ratios of peer companies, comparisons to traded securities, enterprise values, and other relevant factors.
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

Impact of the novel coronavirus (the "Wuhan Virus") pandemic

During the first quarter of 2020, our operating results were negatively impacted by the uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. For the year ended June 30, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Revenue Recognition
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2020, the Company did not have any loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
Interest income from investments in Structured Subordinated Notes (typically preferred shares, income notes or subordinated notes of CLO funds) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows in accordance with ASC 325-40, Beneficial Interest in the Securitized Financial Assets. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
Due from and to Adviser

Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due from and due to Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of June 30, 2020 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due from and to the Adviser are settled quarterly.
Paid-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2020 and 2019, PIK interest included in interest income totaled $10,273 and $166, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Financing Costs
We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 to the consolidated financial statements for further discussion).
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of June 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2020.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2020:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$945,884	$630,000	$315,884
Up 200 basis points	$630,590	$420,000	$210,590
Up 100 basis points	$315,295	$210,000	$105,295
Down 100 basis points	$(52,450)	$—	$(52,450)
Down 200 basis points	$(67,529)	$—	$(67,529)
Down 300 basis points	$(67,529)	$—	$(67,529)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
TP Flexible Income Fund, Inc. (now known as Prospect Flexible Income Fund, Inc.)
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of TP Flexible Income Fund, Inc. (now known as Prospect Flexible Income Fund, Inc.) and its subsidiary (the “Company”), including the consolidated schedules of investments, as of June 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2020 and 2019, by correspondence with the custodians, our brokers or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York

August 27, 2020

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets	June 30, 2020	June 30, 2019
Investments at fair value:
Affiliate investments (amortized cost of $472,357 and $472,357, respectively)	$786,988	$570,816
Non-control/non-affiliate investments (amortized cost of $38,402,556 and $24,426,013, respectively)	35,876,715	23,448,747
Total investments (amortized cost of $38,874,913 and $24,898,370, respectively)	36,663,703	24,019,563
Cash	3,602,662	6,730,743
Deferred financing costs (Note 11)	522,163	457,651
Prepaid expenses and other assets	385,597	427,944
Receivable for investments sold	381,075	952,631
Deferred offering costs	281,203	292,429
Interest receivable	64,550	46,887
Due from Adviser (Note 4)	—	128,852
Due from Affiliate (Note 4)	—	2,137
Total Assets	41,900,953	33,058,837

Liabilities
Revolving Credit Facility (Note 11)	21,000,000	5,500,000
Payable for investments purchased	690,000	1,961,399
Accrued audit fees	178,550	369,762
Due to Administrator (Note 4)	122,384	341,235
Dividends payable	111,447	126,128
Due to Affiliates (Note 4)	94,975	54,205
Interest payable	61,627	28,063
Accrued legal fees	55,241	486,537
Accrued expenses	28,329	157,873
Payable for shares repurchased	—	495,506
Due to Adviser (Note 4)	—	127,414
Total Liabilities	22,342,553	9,648,122
Commitments and Contingencies (Note 10)	—	—
Net Assets	$19,558,400	$23,410,715

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,363,011 and 2,370,011 shares issued and outstanding, respectively) (Note 3)	$2,363	$2,370
Paid-in capital in excess of par (Note 3)	27,133,944	30,105,995
Total distributable earnings (loss) (Note 6)	(7,577,907)	(6,697,650)
Net Assets	$19,558,400	$23,410,715
Net Asset Value Per Share (Note 12)	$8.28	$9.88

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019(1)	2018(1)
Investment Income
Interest income from non-control/non-affiliate investments	$2,344,372	$808,522	$823,444
Interest income from structured credit securities	998,246	602,204	474,873
Total Investment Income	3,342,618	1,410,726	1,298,317

Operating Expenses
Base management fees (Note 4)	708,464	281,078	264,101
Interest expense and credit facility expenses (Note 11)	603,263	58,638	67,195
Administrator costs (Note 4)	596,030	442,047	357,995
Amortization of offering costs	575,073	165,517	358,608
Audit and tax expense	260,398	599,126	178,947
Legal expense	175,811	833,849	49,565
Transfer agent’s fees and expenses	167,781	96,630	132,577
Insurance expense	157,910	103,804	111,403
Valuation services	129,710	155,788	145,457
General and administrative	109,600	155,450	27,620
Adviser shared service expense (Note 4)	—	19,028	216,184
Report and notice to shareholders	—	5,333	56,160
Miscellaneous expense	—	27,643	—
Due diligence expense	—	—	16,463
Shareholder fees	—	—	11,382
Excise taxes	—	—	(8,777)
Total Operating Expenses	3,484,040	2,943,931	1,984,880
Waiver of offering costs (Note 4)(2)	—	(1,492,252)	—
Expense support reimbursement (Note 4)(2)	—	—	(456,660)
Expense limitation payment (Note 4)(3)	(708,464)	(309,881)	(748,696)
Total Net Operating Expenses	2,775,576	1,141,798	779,524
Net Investment Income	567,042	268,928	518,793

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	(1,552,290)	(1,202,885)	181,008
Net realized gains (losses)	(1,552,290)	(1,202,885)	181,008
Net change in unrealized gains (losses):
Non-control/non-affiliate investments	(1,548,574)	87,240	(704,926)
Affiliate investments	216,172	62,829	—
Net change in unrealized gains (losses)	(1,332,402)	150,069	(704,926)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	(2,884,692)	(1,052,816)	(523,918)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,317,650)	$(783,888)	$(5,125)
Net increase (decrease) in net assets resulting from operations per share (Note 12)(4)	$(0.98)	$(0.20)	$(0.01)
Distributions declared per share	$0.72	$0.57	$0.86
(1) See Notes 1 and 9.
(2) This balance relates to organization and offering costs that were no longer reimbursable to PWAY's former investment adviser, Pathway Capital Opportunity Fund Management, LLC, as a result of the Merger.

(3) For the nine months ended June 30, 2019 and the year ended June 30, 2018, this amount relates to fees waived and/or expenses that were paid or absorbed by the former investment adviser to PWAY under the PWAY Expense Limitation Agreement as well as fees waived by the Investment Adviser under the Expense Limitation Agreement. Refer to Note 4.

(4) For the years ended June 30, 2020, 2019 and 2018, the weighted average common shares outstanding were 2,366,005, 1,297,582 and 622,683, respectively.
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	567,042	567,042
Net realized gains (losses) on investments	—	—	—	(1,552,290)	(1,552,290)
Net change in unrealized gains (losses) on investments	—	—	—	(1,332,402)	(1,332,402)
Distributions to Shareholders (Note 5)
Distributions from earnings-FLEX Class A common shares	—	—	—	(346,714)	(346,714)
Return of capital distributions -FLEX Class A common shares	—	—	(1,351,043)	—	(1,351,043)
Capital Transactions
Shares issued	65,395	65	734,355	—	734,420
Commissions and fees on shares issued	—	—	(44,423)	—	(44,423)
Shares issued through reinvestment of dividends	86,539	87	897,848	—	897,935
Repurchase of common shares	(158,934)	(159)	(1,424,681)	—	(1,424,840)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,664,822)	1,664,822	—
Total Increase (Decrease) for the year ended June 30, 2020	(7,000)	$(7)	$(2,852,766)	$(999,542)	$(3,852,315)
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164
Net decrease in net assets resulting from operations
Net investment income	—	—	—	268,928	268,928
Net realized gains (losses) on investments	—	—	—	(1,202,885)	(1,202,885)
Net change in unrealized gains (losses) on investments	—	—	—	150,069	150,069
Distributions to Shareholders (Note 5)
Distributions from earnings -PWAY Class A (Previously Class R)	—	—	—	(22,485)	(22,485)
Distributions from earnings -PWAY Class I (Previously Class RIA and I)	—	—	—	(1,247)	(1,247)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(285,101)	—	(285,101)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(15,806)	—	(15,806)
Return of capital distributions -FLEX Class A common shares	—	—	(410,967)	—	(410,967)
Capital Transactions
Shares issued	2,530	3	28,077	—	28,080
Commissions and fees on shares sold	—	—	(1,010)	—	(1,010)
Shares issued through reinvestment of dividends	28,585	159	320,674	—	320,833
Repurchase of common shares	(118,560)	(736)	(1,305,649)	—	(1,306,385)
Offering costs (Note 4)	—	—	482,981	—	482,981
Tax Reclassification of Net Assets	—	—	899,819	(899,819)	—
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,533,550	(4,477,374)	17,052,546
Total Increase (Decrease) for the year ended June 30, 2019	1,712,641	$(4,204)	$21,246,568	$(6,184,813)	$15,057,551
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2018	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2017	621,376	$6,214	$8,457,153	$(57,623)	$8,405,744
Net decrease in net assets resulting from operations
Net investment income	—	—	—	518,793	518,793
Net realized gains (losses) on investments			—	181,008	181,008
Net change in unrealized gains (losses) on investments	—	—	—	(704,926)	(704,926)
Distributions to Shareholders (Note 5)
Distributions from earnings -PWAY Class A (Previously Class R)	—	—	—	(153,615)	(153,615)
Distributions from earnings -PWAY Class I (Previously Class RIA and I)	—	—	—	(8,138)	(8,138)
Return of capital distributions -PWAY Class A (Previously Class R)	—	—	(383,567)	—	(383,567)
Return of capital distributions -PWAY Class I (Previously Class RIA and I)	—	—	(20,199)	—	(20,199)
Capital Transactions
Shares issued	52,780	528	789,372	—	789,900
Commissions and fees on shares sold	—	—	(51,969)	—	(51,969)
Shares issued through reinvestment of dividends	21,195	212	283,462	—	283,674
Repurchase of common shares	(37,981)	(380)	(503,161)	—	(503,541)
Tax Reclassification of Net Assets	—	—	288,336	(288,336)	—
Total Increase (Decrease) for the year ended June 30, 2018	35,994	$360	$402,274	$(455,214)	$(52,580)
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Year Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,317,650)	$(783,888)	$(5,125)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	575,073	165,517	358,608
Purchases of investments	(23,678,340)	(12,454,720)	(4,551,898)
Repayments and sales of portfolio investments	8,271,306	9,854,278	5,230,764
Net change in unrealized gains (losses) on investments	1,332,402	(150,069)	704,926
Net realized loss on investments	1,552,290	1,202,884	(181,008)
Accretion of purchase discount on investments, net	(111,531)	(100,517)	—
Amortization of fixed income premium or discounts	—	—	(82,530)
Waiver of offering costs	—	(1,975,233)	—
Amortization of deferred financing costs	60,488	5,704	—
Paid-in-kind interest	(10,273)	—	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	571,556	(952,631)	—
Interest receivable	(17,663)	166,691	(5,413)
Due from Adviser (Note 4)	128,852	(10,743)	(118,109)
Deferred offering costs (Note 4)	(563,847)	—	(227,362)
Prepaid expenses	42,347	(42,950)	4,473
Due from Affiliate (Note 4)	2,137	12,017	(12,018)
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(127,414)	126,874	119,558
Accrued expenses	(129,544)	104,298	6,298
Accrued legal fees	(431,296)	486,537	—
Accrued audit fees	(191,212)	254,239	33,025
Due to Administrator (Note 4)	(218,851)	295,402	13,302
Payable for investments purchased	(1,271,399)	1,961,399	—
Due to Affiliates (Note 4)	40,770	33,253	13,744
Interest payable	33,564	22,955	116
Net cash provided by (used in) operating activities	(16,458,235)	(1,778,703)	1,301,351
Cash flows from investing activities:
Cash acquired in connection with merger (Note 9)	—	5,055,456	—
Net cash provided by (used in) investing activities	—	5,055,456	—
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	734,420	28,080	809,900
Commissions and fees on shares issued	(44,423)	(1,010)	(52,366)
Distributions paid to stockholders	(814,497)	(331,213)	(293,792)
Repurchase of common shares	(1,920,346)	(810,879)	(503,541)
Financing costs paid and deferred	(125,000)	(463,355)	—
Borrowings under Revolving Credit Facility (Note 11)	15,500,000	5,500,000	325,000
Repayments under Revolving Credit Facility (Note 11)	—	(1,350,000)	(1,600,000)
Offering costs	—	482,981	—
Offering costs paid and deferred	—	(188,336)	—
Net cash provided by (used in) financing activities	13,330,154	2,866,268	(1,314,799)
Net increase (decrease) in cash	(3,128,081)	6,143,021	(13,448)
Cash at beginning of year	6,730,743	587,722	601,170
Cash at end of year	$3,602,662	$6,730,743	$587,722
Supplemental disclosures:
Cash paid for interest	$509,211	$29,979	$67,079
Purchases of investments settled net of proceeds from sale of investments	$(15,407,034)	$(2,600,442)	$678,866
Non-cash financing activities:
Value of shares issued through reinvestment of dividends	$897,935	$320,833	$283,674
Net assets (exclusive of cash) of $11,997,090 acquired as a result of recapitalization and merger (Note 9)	$—	$11,997,090	$—
See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	June 30, 2020 Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(j)(l)(n)
Amerilife Holdings, LLC (Delayed Draw - $85,227 Commitment) (g)(m)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.00%)	—	3/18/2027	$—	$—	$—	—%
Amerilife Holdings, LLC (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.17%)	—	3/18/2027	664,773	$663,305	663,305	3.39%
CareerBuilder (g)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	901,368	880,423	4.50%
Correct Care Solutions Group Holdings, LLC (g)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.67%)	—	10/1/2025	2,075,793	2,035,345	2,048,026	10.47%
Digital Room Holdings, Inc(g)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (6.45%)	—	5/21/2026	1,980,000	1,952,387	1,871,800	9.57%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (7.94%)	1.00	1/20/2021	118,125	117,703	84,164	0.43%
Global Tel*Link Corporation (g)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.43%)	—	11/28/2025	1,977,393	1,921,693	1,846,242	9.44%
Help/Systems Holdings, Inc. (g)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,496,250	1,482,527	1,482,957	7.58%
Janus International Group, LLC (g)(k)	Construction & Building	7/9/2019	6ML+4.50% (5.57%)	1.00	2/12/2025	1,730,600	1,730,600	1,644,070	8.41%
Keystone Acquisition Corp. (g)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,076,742	2,051,467	2,076,741	10.62%
McAfee LLC (g)	High Tech Industries	9/17/2017	1ML+3.75% (3.93%)	—	9/30/2024	240,445	238,500	234,868	1.20%
The Octave Music Group, Inc.(g)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	743,534	736,490	705,287	3.61%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%)	1.00	9/29/2023	706,546	702,636	706,546	3.61%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (7.31%)	—	3/21/2025	488,812	480,745	436,673	2.23%
Research Now Group, Inc. & Survey Sampling International LLC (g)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,980,964	1,980,964	1,960,850	10.03%
Rocket Software, Inc. (g)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.42%)	—	11/28/2025	2,075,854	2,059,014	2,038,281	10.42%
Securus Technologies Holdings, Inc.(g)(k)	Telecommunications	7/31/2019	1ML+4.50% (5.50%)	1.00	11/1/2024	1,979,695	1,826,159	1,734,200	8.87%
Shutterfly, Inc.(g)(k)	Media: Diversified and Production	11/14/2019	3ML+6.00% (6.31%)	—	9/25/2026	1,741,935	1,574,165	1,644,000	8.41%
Sorenson Communications, LLC (g)(k)	Services: Consumer	4/26/2019	3ML+6.50% (6.81%)	—	4/29/2024	1,357,940	1,343,057	1,347,829	6.89%
Staples, Inc.(g)(k)	Wholesale	11/18/2019	1ML+5.00% (6.31%)	—	4/16/2026	1,989,950	1,965,138	1,807,778	9.24%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	6ML+3.75% (4.82%)	1.00	10/7/2024	1,486,294	1,469,043	1,469,647	7.51%
Upstream Newco, Inc.(g)	Services: Consumer	10/24/2019	1ML+4.50% (4.68%)	—	11/20/2026	1,745,625	1,737,622	1,654,970	8.46%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	3ML+6.25% (6.61%)	—	8/16/2024	340,436	337,697	314,904	1.61%
Total Senior Secured Loans-First Lien							$29,307,625	$28,653,561	146.50%

Senior Secured Loans-Second Lien(j)(l)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$495,842	$365,000	1.87%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	11,825	9,742	1,774	0.01%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.19%)	1.00	1/21/2022	125,000	123,498	75,624	0.39%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	6ML+8.00% (9.07%)	1.00	5/1/2025	500,000	493,860	332,812	1.70%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (9.50%)	1.00	9/29/2025	437,500	435,130	437,938	2.24%
Total Senior Secured Loans-Second Lien							$1,558,072	$1,213,148	6.21%

Senior Secured Notes (a)(j)(l)
Ace Cash Express, Inc.(k)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$955,986	$811,267	4.15%
Total Senior Secured Notes							$955,986	$811,267	4.15%

Structured Subordinated Notes (a)(e)(j)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	20.83%	N/A	10/20/2030	$250,000	$158,111	$144,237	0.74%
Apidos CLO XXVI	Structured Finance	7/25/2019	20.52%	N/A	7/18/2029	250,000	176,714	171,189	0.88%

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	June 30, 2020 Fair Value (c)	% of Net Assets
California CLO IX, Ltd.	Structured Finance	12/13/2019	23.03%	N/A	7/16/2032	500,000	183,350	219,316	1.12%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.89%	N/A	7/15/2030	250,000	183,549	152,090	0.78%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.44%	N/A	1/22/2030	500,000	480,053	388,680	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	15.57%	N/A	7/24/2030	250,000	172,025	107,770	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	14.57%	N/A	10/29/2029	250,000	192,349	132,052	0.68%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	21.73%	N/A	4/22/2030	250,000	174,573	163,995	0.84%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.66%	N/A	10/22/2030	250,000	183,577	141,354	0.72%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	15.14%	N/A	7/16/2029	850,000	540,175	412,590	2.11%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.90%	N/A	7/19/2030	500,000	284,052	261,483	1.34%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	13.69%	N/A	2/14/2031	387,538	233,443	161,650	0.83%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	12.72%	N/A	3/17/2030	475,000	439,458	338,256	1.73%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	30.01%	N/A	7/20/2030	250,000	150,012	142,543	0.73%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	24.76%	N/A	4/15/2031	500,000	405,831	366,602	1.87%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	23.29%	N/A	10/21/2030	250,000	188,817	176,010	0.90%
OZLM XII, Ltd.	Structured Finance	1/17/2017	0.33%	N/A	4/30/2027	275,000	197,010	117,712	0.60%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	15.39%	N/A	1/26/2031	1,500,000	870,827	675,904	3.45%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.90%	N/A	10/23/2031	150,000	60,832	51,653	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	14.01%	N/A	1/21/2031	250,000	236,191	204,742	1.05%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	9.84%	N/A	7/22/2030	325,000	241,512	145,769	0.75%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.97%	N/A	10/15/2031	250,000	212,471	195,325	1.00%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	8.67%	N/A	10/15/2030	278,312	190,763	136,471	0.70%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	15.31%	N/A	1/21/2031	250,000	216,424	191,346	0.97%
Total Structured Subordinated Notes(e)							$6,372,119	$5,198,739	26.58%

Equity/Other(a)(j)(l)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$38,402,556	$35,876,715	183.44%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(l)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$786,988	4.02%
Total Equity/Other							$472,357	$786,988	4.02%

Total Affiliate Investments							$472,357	$786,988	4.02%

Total Portfolio Investments							$38,874,913	$36,663,703	187.46%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2020, 16% are non-qualifying assets as a percentage of total assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which reset monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.

(c)	Fair value is determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

(e)
The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations (“CLOs”), which is referred to as "Subordinated Structured Notes", or "SSN". The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

payments to debt holders and fund expenses. The current estimated yield is calculated using amortized cost based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(f)	This investment has contractual payment-in-kind (“PIK”) interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.

(g)
Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at  June 30, 2020 and June 30, 2019 were $29,705,147 and $15,859,230, respectively, representing 81% and 66% of our total investments, respectively.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at June 30, 2020 represented 4.02% of the Company’s net assets. Fair value as of June 30, 2020 along with transactions during the year ended June 30, 2020 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at June 30, 2020	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$570,816	$—	$—	$216,172	—	$786,988	$—
Total		$570,816	$—	$—	$216,172	$—	$786,988	$—
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
(i) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.

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

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Secured Notes	7/15/2019	$493,625
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Sorenson Communications, LLC	Senior Secured Loans-First Lien	5/27/2020	985,000
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/2017, 7/1/2019	20,584

(l)	None of the investments qualify as restricted securities.

(m)
Delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of June 30, 2020, we had $85,227 of delayed draw term loan commitments to our portfolio companies. There were no delayed draw term loan commitments as of June 30, 2019.

(n)	Syndicated investments which were originated by a financial institution and broadly distributed.

(o)	Investment on non-accrual status as of the reporting date (see Note 2).

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	June 30, 2019 Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)(m)
LSF9 Atlantis Holdings, LLC (g)	Retail	4/21/2017	1ML+6.00% (8.42%)	1.00	5/1/2023	$475,000	$470,292	$446,597	1.91%
California Pizza Kitchen, Inc. (g)	Hotel, Gaming & Leisure	8/19/2016	6ML+6.00% (8.53%)	1.00	8/23/2022	340,375	337,013	333,568	1.42%
CareerBuilder (g)	Services: Consumer	7/27/2017	3ML+6.75% (9.08%)	1.00	7/31/2023	356,625	346,152	355,734	1.52%
Correct Care Solutions Group Holdings, LLC (g)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (7.94%)	—	10/1/2025	1,246,867	1,203,024	1,206,500	5.15%
Deluxe Entertainment Services Group, Inc.	Services: Business	10/24/2016	3ML+5.50% (8.08%)	1.00	2/28/2020	326,662	317,103	292,362	1.25%
Digital Room Holdings, Inc	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (7.40%)	—	5/21/2026	1,500,000	1,477,879	1,477,350	6.31%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (8.33%)	1.00	1/20/2021	119,375	118,197	101,469	0.43%
Global Tel*Link Corporation (g)	Telecommunications	4/5/2019	1ML+4.25% (6.65%)	—	11/29/2025	498,747	497,513	479,004	2.05%
GoWireless Holdings, Inc. (g)	Retail	12/21/2017	1ML+6.50% (8.94%)	1.00	12/22/2024	462,500	457,874	450,746	1.93%
Help/Systems Holdings, Inc. (g)	High Tech Industries	4/2/2019	3ML+3.75% (6.08%)	—	3/28/2025	997,481	983,926	991,247	4.23%
InfoGroup Inc. (g)	Media: Advertising, Printing & Publishing	3/28/2017	3ML+5.00% (7.33%)	1.00	4/3/2023	488,750	483,922	477,142	2.04%
J.D Power and Associates (g)	Automotive	4/2/2019	1ML+3.75% (6.19%)	1.00	9/7/2023	498,719	493,911	496,226	2.12%
Keystone Acquisition Corp. (g)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (7.58%)	1.00	5/1/2024	748,096	737,058	731,264	3.12%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (6.15%)	1.00	9/30/2024	242,892	240,488	242,930	1.04%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (7.66%)	1.00	9/29/2020	744,359	733,789	744,359	3.18%
Prospect Medical Holdings, Inc. (g)	Healthcare & Pharmaceuticals	2/16/2018	1ML+5.50% (7.94%)	1.00	2/22/2024	493,750	483,992	467,416	2.00%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (9.40%)	1.00	3/21/2025	493,750	483,971	498,688	2.13%
SCS Holdings I Inc. (g)	Services: Business	5/22/2019	3ML+4.25% (6.57%)	—	7/1/2026	1,250,000	1,246,875	1,250,256	5.34%
Research Now Group, Inc. (g)	Services: Business	4/2/2019	3ML+5.50% (8.08%)	1.00	12/20/2024	748,101	748,101	748,101	3.20%
Rocket Software, Inc. (g)	High Tech Industries	4/2/2019	1ML+4.25% (6.69%)	—	11/28/2025	1,246,875	1,240,028	1,221,938	5.22%
SESAC Holdco II LLC (g)	Media: Diversified & Production	4/16/2019	1ML+3.25% (5.40%)	1.00	2/23/2024	498,724	489,513	489,685	2.09%
Sorenson Communications, LLC	Consumer	4/26/2019	3ML+6.50% (8.83%)	1.00	4/29/2024	500,000	500,000	496,134	2.12%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	1ML+3.75% (6.15%)	1.00	10/5/2024	498,737	496,276	497,181	2.12%
Travel Leaders Group, LLC (g)	Hotel, Gaming & Leisure	1/19/2017	1ML+4.00% (6.38%)	1.00	1/25/2024	495,000	495,029	496,648	2.12%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	1ML+4.50% (6.90%)	1.00	8/16/2024	343,901	340,497	343,256	1.47%
Wirepath LLC (g)	Services: Business	7/31/2017	1ML+4.00% (6.44%)	1.00	8/5/2024	491,297	488,866	490,069	2.09%
Total Senior Secured Loans-First Lien							$15,911,289	$15,825,870	67.6%

Senior Secured Loans-Second Lien(k)(m)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (9.19%)	1.00	10/29/2025	$500,000	$495,061	$461,250	1.97%
FullBeauty Brands Holding(l)	Retail	2/7/2019	7.00%	—	1/31/2025	11,127	9,457	7,677	0.03%
GK Holdings, Inc.	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.58%)	1.00	1/21/2022	125,000	122,533	96,875	0.41%
Inmar (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (10.60%)	1.00	5/1/2025	500,000	492,587	470,000	2.01%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (10.90%)	1.00	9/29/2025	437,500	434,677	444,154	1.90%
Neustar, Inc. (g)	High Tech Industries	3/2/2017	1ML+8.00% (10.44%)	1.00	8/8/2025	749,792	738,678	717,146	3.06%

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	June 30, 2019 Fair Value (c)	% of Net Assets
NPC International, Inc. (g)	Hotel, Gaming & Leisure	3/30/2017	1ML+7.50% (9.94%)	1.00	4/18/2025	500,000	497,584	308,125	1.32%
Total Senior Secured Loans-Second Lien							$2,790,577	$2,505,227	10.7%

Senior Secured Notes (a)(j)
Ace Cash Express, Inc.	Financial	12/15/2017	12.00%	N/A	12/15/2022	$450,000	$444,957	$402,163	1.72%
Total Senior Secured Notes							$444,957	$402,163	1.72%

Structured subordinated notes (a)(e)(f)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.23%	N/A	10/20/2030	$250,000	$156,400	$162,383	0.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/12/2017	21.64%	N/A	7/15/2030	250,000	170,233	179,108	0.77%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	1/30/2018	17.03%	N/A	1/22/2030	500,000	493,001	466,165	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/8/2016	14.11%	N/A	7/24/2030	250,000	170,747	128,700	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/27/2017	15.39%	N/A	10/29/2029	250,000	188,924	154,057	0.66%
Madison Park Funding XIII, Ltd.	Structured Finance	11/12/2015	22.24%	N/A	4/22/2030	250,000	178,423	182,950	0.78%
Madison Park Funding XIV, Ltd.	Structured Finance	11/19/2015	16.25%	N/A	10/22/2030	250,000	188,558	180,119	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/6/2017	18.01%	N/A	7/16/2029	850,000	556,194	479,186	2.05%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	22.82%	N/A	7/19/2030	500,000	270,348	297,326	1.27%
Octagon Investment Partners XXI, Ltd.	Structured Finance	1/13/2016	16.05%	N/A	2/14/2031	387,538	223,038	206,601	0.88%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/21/2017	16.18%	N/A	3/17/2030	475,000	456,377	405,248	1.73%
OZLM XII, Ltd.	Structured Finance	1/20/2017	10.59%	N/A	4/30/2027	275,000	219,453	171,524	0.73%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	20.73%	N/A	1/26/2031	1,500,000	902,022	881,608	3.77%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	19.05%	N/A	1/21/2031	250,000	245,476	246,338	1.05%
Voya IM CLO 2013-1, Ltd.	Structured Finance	6/14/2016	14.81%	N/A	10/15/2030	278,312	188,161	159,683	0.68%
Voya CLO 2016-1, Ltd.	Structured Finance	2/25/2016	20.38%	N/A	1/21/2031	250,000	217,902	221,741	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/3/2017	12.4%	N/A	7/30/2030	325,000	245,179	192,750	0.82%
Total Structured subordinated notes(e)(f)							$5,070,436	$4,715,487	20.14%

Equity/Other(a)(k)
FullBeauty Brands Holding, Common Stock(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$24,426,013	$23,448,747	100.16%

Total Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(k)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$570,816	2.44%
Total Equity/Other							$472,357	$570,816	2.44%

Total Affiliate Investments							$472,357	$570,816	2.44%

Total Portfolio Investments							$24,898,370	$24,019,563	102.6%

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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS

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

(f)	All structured subordinated notes are co-investments with other entities managed by an affiliate of the Adviser (see Note 4).

(g)	The senior structured loan is held as collateral at the SPV, Prospect Flexible Funding, LLC as of June 30, 2019.

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
(m) Syndicated investments which were originated by a financial institution and broadly distributed.

See notes to consolidated financial statements.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 1 - NATURE OF OPERATIONS
TP Flexible Income Fund, Inc. (f/k/a Triton Pacific Investment Corporation, Inc.) (the “Company”, "FLEX", “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. (the “Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Fourth Articles of Amendment and Restatement, as amended and supplemented. Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, which was declared effective on June 24, 2020 (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.
On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC (the "Adviser"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC, an affiliate of the Adviser, became our administrator. Although PWAY merged into us in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report. The Company adopted PWAY’s fiscal year end of June 30.
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

On May 16, 2019, we formed a wholly-owned subsidiary TP Flexible Funding, LLC (the “SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at the SPV. This subsidiary has been consolidated since operations commenced. On and effective August 5, 2020, the Company changed the name of the SPV to Prospect Flexible Funding, LLC.
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of FLEX and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2020.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

Cash. All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation. Cash held at financial institutions, at times, may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit.
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
We follow guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which classifies the inputs used to measure fair values into the following hierarchy:
Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2. Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in an inactive market, or other observable inputs other than quoted prices.
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
Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. As a result of the volatility and disruption to the global economy from the Wuhan Virus pandemic (as further discussed in Note 8), certain market quotations were not deemed to represent fair value.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
Our investments in bonds and loans are classified as Level 3 fair value measured securities under ASC 820.
The types of factors that are taken into account in fair value determination include, as relevant, market changes in expected returns for similar investments, performance improvement or deterioration, security covenants, call protection provisions, and information rights, the nature and realizable value of any collateral, the issuer’s ability to make payments and its earnings and cash flows, the principal markets in which the issuer does business, publicly available financial ratios of peer companies, comparisons to traded securities, the principal market, enterprise values, and other relevant factors.
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
Valuation of Other Financial Assets and Financial Liabilities. ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 11 for the disclosure of the fair value of our outstanding debt and the market observable inputs used in determining fair value.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 83.78% and 82.79%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2020, the Company did not have any loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
Interest income from investments in Structured Subordinated Notes (typically preferred shares, income notes or subordinated notes of CLO funds) is recorded based on an estimation of an effective yield to expected maturity utilizing assumed future cash flows in accordance with ASC 325-40, Beneficial Interest in the Securitized Financial Assets. The Company monitors the expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due from and due to Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of June 30, 2020 and are presented gross on the Consolidated Statements of Assets and Liabilities as of June 30, 2019. All balances due from and to the Adviser are settled quarterly.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

Paid-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2020 and 2019, PIK interest included in interest income totaled $10,273 and $166, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. In accordance with ASC 946, convertible securities are not considered in the calculation of net asset value per share. As of June 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2020.

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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the year ended June 30, 2020:

	Year Ended June 30,2020
	FLEX Class A Common Shares
	Shares	Amount
Shares issued	65,395	$734,420
Shares issued through reinvestment of distributions	86,539	897,935
Repurchase of common shares	(158,934)	(1,424,840)
Net increase (decrease) from capital transactions	(7,000)	207,515
Below is a summary of transactions with respect to shares of common stock of PWAY and FLEX during the year ended June 30, 2019:

	FLEX- Class A Shares		PWAY- Class A Shares(1)		PWAY-Class I Shares(1)		Total
Year Ended June 30, 2019	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	2,530	$28,080	—	$—	—	$—	2,530	$28,080
Shares issued through reinvestment of distributions	14,048	150,562	14,376	168,381	161	1,890	28,585	320,833
Repurchase of common shares	(49,916)	(495,169)	(68,301)	(806,866)	(343)	(4,350)	(118,560)	(1,306,385)
Recapitalization and merger (Refer to Note 9)(1)	775,193	8,123,135	(570,431)	(7,679,839)	(32,834)	(443,296)	171,928	—
Net increase (decrease) from capital transactions	741,855	$7,806,608	(624,356)	$(8,318,324)	(33,016)	$(445,756)	84,483	$(957,472)

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist (Refer to Note 9).

Below is a summary of transactions with respect to shares of common stock of PWAY during the year ended June 30, 2018:

	PWAY - Class R Shares		PWAY - Class RIA Shares		PWAY - Class A Shares		PWAY - Class I Shares		Total
Year Ended June 30, 2018	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	41,068	$629,900	—	$—	11,712	$160,000	—	$—	52,780	$789,900
Shares issued through reinvestment of distributions	9,224	124,160	94	1,264	11,752	156,592	125	1,658	21,195	283,674
Repurchase of common shares	(10,046)	(136,524)	—	—	(27,935)	(367,017)	—	—	(37,981)	(503,541)
Transfer of shares (out)(1)	(628,825)	(8,501,714)	(6,454)	(87,258)	—	—	(26,437)	(357,428)	(661,716)	(8,946,400)
Transfer of shares in(1)	—	—	—	—	628,825	8,501,714	32,891	444,686	661,716	8,946,400
Net increase (decrease) from capital transactions	(588,579)	$(7,884,178)	(6,360)	$(85,994)	624,354	$8,451,289	6,579	$88,916	35,994	$570,033

(1) This represents the transfer of shares that occurred as pat of the conversion to an interval fund.
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The tables above are presented gross of selling commissions and dealer manager fees for the years ended June 30, 2020, 2019 and 2018.
The net increase (decrease) from capital transactions during the years ended June 30, 2020, 2019 and 2018 also includes reinvested stockholder distributions as noted in the tables above.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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
Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the current net offering price on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.
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

In connection with each tender offer that was part of the Special Repurchase Offer, we provided notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

whether to tender their shares to us in the Special Repurchase Offer. These documents are available on our website at www.flexbdc.com. Each Eligible Stockholder had not less than 20 business days from the date of that notice to elect to tender their shares back to us.

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for the year ended June 30, 2019		118,560			$1,306,385

Year ended June 30, 2018(2)
June 30, 2017(3)	July 31, 2017	4,801	61%	Class R: $13.61	$65,335
September 30, 2017(3)	October 30, 2017	5,246	81%	Class R: $13.57	71,189
December 31, 2017	January 23, 2018	5,689	100%	Class A: $13.56	77,152
March 31, 2018	April 30, 2018	22,245	100%	Class A: $13.03	289,865
Total for year ended June 30, 2018		37,981			$503,541

(1)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

(2)
As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

(3) On October 31, 2017, PWAY converted to an interval fund. As such, all Class R shares were converted to PWAY Class A shares.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
On September 2, 2014, PWAY entered into an administration agreement with Prospect Administration LLC (the “Administrator”), an affiliate of the Adviser. Pursuant to the agreement and plan of merger as amended and restated, between TPIC and PWAY, Prospect Administration LLC became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2020, 2019 and 2018 administrative costs incurred by the Company and PWAY to the Administrator were $596,030, $442,047 and $357,995, respectively. As of June 30, 2020 and June 30, 2019, $122,384 and $341,235, respectively, was payable to the Administrator by the Company.
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
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. Prior to the Merger, PWAY paid a base management fee to its investment adviser of 2% annually. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines. For the the years ended June 30, 2019 and 2018, PWAY paid routine non-compensation overhead expenses of its investment adviser in an amount up to 0.0625% per quarter (0.25% annualized) of PWAY's average total assets which totaled $19,028 and $216,184, respectively, which is presented as adviser shared service expense on the Consolidated Statement of Operations. Adviser shared service expense is no longer in effect post Merger.
The total base management fee incurred by the Adviser was $708,464 and $128,852 during the the years ended June 30, 2020 and 2019, respectively, which was waived by the Adviser. The total base management fee incurred to the favor of PWAY’s investment adviser was $152,226 and $264,101 during the years ended June 30, 2019 and 2018. After the waiver, there were $0 and $1,438 in base management fees due to the Adviser as of June 30, 2020 and June 30, 2019.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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
There were no incentive fees payable as of June 30, 2020 or June 30, 2019. During the years ended June 30, 2020, 2019 and 2018, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, PRIS incurred $77,212, $61,311 and $60,004, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $13,516 and $32,314, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, PSEC incurred $9,065, $9,390 and $10,162, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $0 and $2,348 was due to PSEC, respectively.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2020, 2019 and 2018, the Company incurred $0, $11,058 and $23,603, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2020 and June 30, 2019, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2020. The officers do not receive any direct compensation from the Company.
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
PWAY’s Expense Support and Expense Limitation Agreement
PWAY entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with Pathway Capital Opportunity Fund Management, LLC (the “PWAY Adviser”), whereby the PWAY Adviser agreed to reimburse PWAY for operating expenses in an amount equal to the difference between distributions to its stockholders for which a record date occurred in each quarter less the sum of PWAY's net investment income, the net realized capital gains/losses and dividends and other distributions paid to PWAY from its portfolio investments during such period (“Expense Support Reimbursement”). To the extent that there were no dividends or other distributions to PWAY's stockholders for which a record date had occurred in any given quarter, then the Expense Payment for such quarter was equal to such amount necessary in order for available operating funds for the quarter to equal zero. PWAY had a conditional obligation to reimburse the PWAY Adviser for any amounts funded by the PWAY Adviser under the Expense Support Agreement. Following any calendar quarter in which Available Operating Funds in such calendar quarter exceeded the cumulative distributions to stockholders for which a record date occurred in such calendar quarter (“Excess Operating Funds”) on a date mutually agreed upon by the PWAY Adviser and PWAY (each such date, a “Reimbursement Date”), PWAY paid such Excess Operating Funds, or a portion thereof, to the extent that PWAY had cash available for such payment, to the PWAY Adviser until such time as all Expense Payments made by the PWAY Adviser to PWAY had been reimbursed; provided that (i) the operating expense ratio as of such Reimbursement Date was equal to or less than the operating expense ratio as of the Expense Payment Date attributable to such specified Expense Payment; (ii) the annualized distribution rate, which included all regular cash distributions paid and excluded special distributions or the effect of any stock dividends paid, as of such Reimbursement Date was equal to or greater than the annualized distribution rate as of the Expense Payment Date attributable to such specified Expense Payment; and (iii) such specified Expense Payment Date was not earlier than three years prior to the Reimbursement Date. PWAY received $456,660 in Expense Support Reimbursement for the year ended June 30, 2018. The Expense Support Agreement including any amendments, terminated on October 31, 2017.
The PWAY Adviser and PWAY entered into an Expense Limitation Agreement on October 31, 2017 under which the PWAY Adviser agreed contractually to waive its fees and to pay or absorb the operating expenses of PWAY, including offering expenses, any shareholder servicing fees, and other expenses described in the Investment Advisory Agreement of PWAY, but not including any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, distribution fees, extraordinary expenses and acquired fund fees and expenses, to the extent that they exceeded the expense limitation per class on a per annum basis of PWAY’s average weekly net assets, through October 31, 2018 (the “Expense Limitation”). In consideration of the PWAY Adviser’s agreement to limit PWAY’s expenses, PWAY agreed to repay the PWAY Adviser in the amount of any

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

fees waived and PWAY expenses paid or absorbed, subject to the limitations that: (1) the reimbursement was made only for fees and expenses incurred not more than three years following the end of the fiscal quarter in which they were incurred; and (2) the reimbursement was not made if it would cause the Expense Limitation, or any lower limit had been put in place, to be exceeded. PWAY received Expense Limitation payments from the PWAY adviser of $309,881 and $748,696, respectively, for the years ended June 30, 2019 and 2018. On October 31, 2018, the Expense Limitation Agreement expired.
On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering costs in the amount of $1,975,233 of which $1,492,252 is presented as a reduction to expenses on the Consolidated Statements of Operations for the year ended June 30, 2019 and $482,981 is presented as an increase to paid-in capital on the Consolidated Statements of Changes in Net Assets for the year ended June 30, 2019.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $708,464 and $281,078 for the years ended June 30, 2020 and 2019, respectively.
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
An ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. To the extent the Company books accruals for any such reimbursements, such accruals shall be booked in accordance with GAAP.  In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	$182,915	$—	$182,915	3.76%	7.00%	June 30, 2023
Total	$837,316		$837,316
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
For the the years ended June 30, 2020 and 2019, TPS incurred offering expenses of $208,228 and $52,440, respectively. As of June 30, 2020 and June 30, 2019, the Company owes TPS $798 and $20,718, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $80,661 as of June 30, 2020 are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 5 - DISTRIBUTIONS
As of June 30, 2020 and June 30, 2019, dividend payable is $111,447 and $126,128, respectively, which is presented as dividends payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company and PWAY declared and paid on its common stock during the years ended June 30, 2020, 2019 and 2018:

	Distributions
For the Year Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
June 30, 2020
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	$0.05240	$124,568
January 3, 10, 17, 24 and 31, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	$0.06112	$144,513
April 3, 10, 17 and 24, 2020	$0.06112	$146,195
May 1, 8, 15, 22 and 29, 2020	$0.07640	$179,431
June 5, 12, 19, and 26, 2020	$0.04716	$111,447
Total for the Year Ended June 30, 2020		$1,697,757

June 30, 2019
April 5, 12, 19 and 26, 2019	$0.05260	$126,413
May 3, 10, 17, 24 and 31, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	$0.05240	$126,128
Total for the Year Ended June 30, 2019		$410,967

	Distributions
For the Year Ended	PWAY Class A Common Shares, per share(1)	PWAY Class A Common Shares, Amount Distributed
June 30, 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180
September 6, 13, 20 and 27, 2018	$0.06076	$36,312
October 4, 11, 19 and 26, 2018	$0.05960	$35,707
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900
December 6, 14, 21 and 28, 2018	$0.05460	$31,826
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431
February 1, 8, 15 and 22, 2019	$0.05300	$30,573
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658
Total for the Year Ended June 30, 2019		$307,596

June 30, 2018
July 7, 14, 21 and 28, 2017 (2)	$0.07088	$42,199
August 4, 11, 18 and 25, 2017 (2)	$0.07088	$42,647
September 1, 8, 15, 22 and 29, 2017 (2)	$0.08860	$54,052
October 6, 13, 20 and 27, 2017 (2)	$0.07088	$44,531

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

November 2, 9, 16 and 25, 2017	$0.07088	$44,571
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$49,546
January 4, 11, 18 and 25, 2018	$0.06224	$39,547
February 1, 8, 15 and 22, 2018	$0.06880	$43,520
March 1, 8, 15, 22 and 29, 2018	$0.08365	$53,290
April 5, 12, 19 and 26, 2018	$0.06580	$42,342
May 3, 10, 17 and 24, 2018	$0.06500	$40,483
May 31, 2018, June 7, 14, 21 and 28, 2018	$0.06475	$40,427
Total for the Year Ended June 30, 2018		$537,155

	Distributions
For the Year Ended	PWAY Class I Common Shares, per share(1)	PWAY Class I Common Shares, Amount Distributed
June 30, 2019
July 5, 12, 19 and 26, 2018	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05314	$1,744
March 7, 14, 21 and 27, 2019	$0.05400	$1,772
Total for the Year Ended June 30, 2019		$17,075

June 30, 2018
July 7, 14, 21 and 28, 2017 (3)	$0.07088	$2,326
August 4, 11, 18 and 25, 2017 (3)	$0.07088	$2,327
September 1, 8, 15, 22 and 29, 2017 (3)	$0.08860	$2,911
October 6, 13, 20 and 27, 2017 (3)	$0.07088	$2,330
November 2, 9, 16 and 25, 2017	$0.07088	$2,331
November 30, 2017, December 7, 14, 21 and 28, 2017	$0.07825	$2,575
January 4, 11, 18 and 25, 2018	$0.06224	$2,303
February 1, 8, 15 and 22, 2018	$0.06880	$2,266
March 1, 8, 15, 22 and 29, 2018	$0.08370	$2,759
April 5, 12, 19 and 26, 2018	$0.06585	$2,172
May 3, 10, 17 and 24, 2018	$0.06510	$2,149
May 31, 2018, June 7, 14, 21 and 28, 2018	$0.06485	$2,141
Total for the Year Ended June 30, 2018		$28,590

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

(2) These amounts represent the distributions paid to PWAY Class R which converted into PWAY Class A.
(3) These amounts represent the distributions paid to PWAY Class I & RIA which converted into PWAY Class I.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

The following FLEX distributions were previously declared and have record dates subsequent to June 30, 2020:

Record Date	Payment date	FLEX Class A Common Shares, per share
July 6, 10, 17, 24 and 31, 2020	August 7, 2020	$0.05895
August 7, 14, 21 and 28, 2020	September 4, 2020	$0.04716
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
During the the years ended June 30, 2020 and 2019, the Company's officers and directors did not purchase any shares of our stock.
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

For the tax year ending December 31, 2019, the tax character of dividends paid to shareholders is expected to be $48,359 ordinary income and $1,335,076 return of capital. However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2019.

The estimated tax character of dividends paid to the Company's shareholders during the six months ended June 30, 2020 is expected to be as follows:

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

Unaudited FLEX January 1, 2020 - June 30, 2020
Ordinary income	$346,714
Return of capital	540,910
Total	$887,624
However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2020.

The Company's cost basis of investments as of June 30, 2020 for tax purposes was $37,805,562, resulting in an estimated net unrealized loss of $1,141,859. The gross unrealized gains and losses as of June 30, 2020 were $679,115 and $1,820,974, respectively.

The Company's cost basis of investments as of June 30, 2019 for tax purposes was $24,475,896, resulting in an estimated net unrealized loss of $459,480. The gross unrealized gains and losses as of June 30, 2019 were $406,188 and $865,668, respectively.

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

	Unaudited TPIC January 1, 2019 - March 31, 2019	Unaudited FLEX April 1, 2019 - December 31, 2019	Unaudited Twelve Months Ended December 31, 2019
Net increase in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized loss on investments	(1,672)	1,880,542	1,878,870
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,283)	(468,283)
Permanent differences	659,270	372,911	1,032,181
Taxable income before deductions for distributions	$(56,925)	$(575,716)	$(632,641)

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the tax year ended December 31, 2019, we increased total distributable earnings (loss) by $1,664,822 and decreased additional paid in capital by $1,664,822.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 7 - INVESTMENT PORTFOLIO
At June 30, 2020, we had investments in 51 long-term portfolio investments and CLOs, which had an amortized cost of $38,874,913 and a fair value of $36,663,703. At June 30, 2019, we had investments in 53 long-term portfolio investments and CLOs, which had an amortized cost of $24,898,370 and a fair value of $24,019,563.

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $23,678,340 and $12,454,720 during the years ended June 30, 2020 and June 30, 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $8,271,306 and $9,854,278 were received during the years ended June 30, 2020 and June 30, 2019, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2020 and June 30, 2019:

	June 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%
Senior Secured Notes	955,986	811,267	2%
Structured Subordinated Notes	6,372,119	5,198,739	14%
Equity/Other	681,111	786,988	2%
Total Portfolio Investments	$38,874,913	$36,663,703	100%

	June 30, 2019
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$15,911,289	$15,825,870	66%
Senior Secured Loans-Second Lien	2,790,577	2,505,227	10%
Senior Secured Notes	444,957	402,163	2%
Structured Subordinated Notes	5,070,436	4,715,487	20%
Equity/Other	681,111	570,816	2%
Total Portfolio Investments	$24,898,370	$24,019,563	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and June 30, 2019:

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,198,739	14%
Healthcare & Pharmaceuticals	4,911,755	13%
Services: Consumer	4,589,768	13%
High Tech Industries	4,508,948	12%
Telecommunications	3,580,442	10%
Media: Broadcasting & Subscription	2,031,588	6%
Services: Business	1,960,850	5%
Wholesale	1,807,778	5%
Construction & Building	1,644,070	5%
Media: Diversified and Production	1,644,000	4%
Transportation: Cargo	1,469,647	4%
Financial	811,267	2%
Consumer goods: Durable	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%
Beverage, Food & Tobacco	436,673	1%
Energy: Oil & Gas	365,000	1%
Media: Advertising, Printing & Publishing	332,812	1%
Retail	1,774	0%
Total	$36,663,703	100%

	June 30, 2019
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,715,487	20%
High Tech Industries	3,960,671	15%
Healthcare & Pharmaceuticals	2,975,996	12%
Services: Business	2,780,788	12%
Media: Broadcasting & Subscription	1,675,694	7%
Hotel, Gaming & Leisure	1,138,341	5%
Services: Consumer	1,100,093	5%
Media: Advertising, Printing & Publishing	947,142	4%
Retail	905,020	4%
Beverage, Food & Tobacco	498,688	2%
Transportation: Cargo	497,181	2%
Automotive	496,226	2%
Consumer	496,134	2%
Media: Diversified & Production	489,685	2%
Telecommunications	479,004	2%
Energy: Oil & Gas	461,250	2%
Financial	402,163	2%
Total	$24,019,563	100%

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2020 and June 30, 2019, respectively:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,653,561	$28,653,561
Senior Secured Loans-Second Lien	—	—	1,213,148	1,213,148
Equity/Other	—	—	786,988	786,988
Senior Secured Notes	—	—	811,267	811,267
Structured Subordinated Notes	—	—	5,198,739	5,198,739
Total Portfolio Investments	$—	$—	$36,663,703	$36,663,703

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$15,825,870	$15,825,870
Senior Secured Loans-Second Lien	—	—	2,505,227	2,505,227
Equity/Other	—	—	570,816	570,816
Senior Secured Notes	—	402,163	—	402,163
Structured Subordinated Notes	—	—	4,715,487	4,715,487
Total Portfolio Investments	$—	$402,163	$23,617,400	$24,019,563

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the prices of indices and securities underlying our CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the CLOs’ underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value.
An increase in LIBOR would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018.
At this time, it is not possible to predict the effect of the FCA Announcement, the Federal Reserve Board Notice, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.
We hold more than a 10% interest in certain foreign corporations that are treated as controlled foreign corporations (“CFC”) for U.S. federal income tax purposes (including our residual interest tranche investments in CLOs). Therefore, we are treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporations in an amount equal to our pro rata share of the corporation’s income for that tax year (including both ordinary earnings and capital gains). We are required to include such deemed distributions from a CFC in our taxable income and we are required to distribute at least 90% of such income to maintain our RIC status, regardless of whether or not the CFC makes an actual distribution during such year.
If we acquire shares in “passive foreign investment companies” (“PFICs”) (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.
Legislation enacted in 2010 imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid after December 31, 2013, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to residual interest and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices management would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.
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

The significant unobservable input used to value our investments based on the yield technique and discounted cash flow technique is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firms consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA, net income, or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow technique. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as net income or book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple would result in an increase or decrease, respectively, in EV which would result in an increase or decrease in the fair value measurement of the debt of controlled companies and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the capital asset pricing model may be utilized.
Changes in market yields, discount rates, EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.
As of June 30, 2020, $35,065,448 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% to 1.0%. As of June 30, 2020, $1,598,255 of our loans to portfolio companies, at fair value, bear interest at fixed ranging from 0.0% to 12.0%. As of June 30, 2019, $23,046,584 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 1.0%. As of June 30, 2019, $972,979 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 0.0% to 12.0%.

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

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after June 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the years ended June 30, 2020 and 2019, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(903,927)	(648,363)	—	—	—	(1,552,290)
Net change in unrealized gains (losses) on investments	(436,619)	(59,603)	(47,354)	—	(818,431)	(1,362,007)
Net realized and unrealized gains (losses) on investments	(1,340,546)	(707,966)	(47,354)	—	(818,431)	(2,914,297)
Purchases of investments	20,839,017	—	—	—	1,355,698	22,194,715
Payment-in-kind interest	10,186	87	—	—	—	10,273
Accretion (amortization) of purchase discount and premium, net	133,212	5,654	8,921	—	(54,015)	93,772
Repayments and sales of portfolio investments	(7,671,388)	(589,854)	—	—	—	(8,261,242)
Transfers within Level 3(1)	—	—	—	—	—	—
Transfers into Level 3(1)	4,166,783	—	849,700	—	—	5,016,483
Transfers out of Level 3(1)	(3,309,573)	—	—	—	—	(3,309,573)
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$—	$5,198,739	$35,876,715

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the year	$(634,998)	$(267,241)	$(47,354)	$—	$(818,431)	$(1,768,024)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 during the quarter ended December 31, 2019 were due to increased quantity and reliability of broker quotes. Transfers into Level 3 were due to decreased observability of the inputs and decreased quantity and reliability of broker quotes during the quarter ended March 31, 2020. There were no changes in the observability of the inputs during the quarter ended June 30, 2020.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2019	$570,816	$570,816
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	216,172	216,172
Net realized and unrealized gains (losses) on investments	216,172	216,172
Fair Value at June 30, 2020	$786,988	$786,988

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$216,172	$216,172

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 during the quarter ended December 31, 2019 were due to increased observability of the inputs. Transfers into Level 3 were due to decreased observability of the inputs during the quarter ended March 31, 2020. There were no changes in the observability of the inputs during the quarter ended June 30, 2020.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2018	$—	$—	$—	$3,127,896	$3,127,896
Net realized (losses) on investments	(331,840)	(59,082)	—	(16,627)	(407,549)
Net change in unrealized gains (losses) on investments	247,240	(176,660)	—	(19,976)	50,604
Net realized and unrealized gains (losses) on investments	(84,600)	(235,742)	—	(36,603)	(356,945)
Purchases of investments	10,880,621	—	—	1,574,100	12,454,721
Distributions received from investments	—	—	—	(56,437)	(56,437)
Payment-in-kind interest	—	166	—	—	166
Accretion (amortization) of purchase discount and premium, net	(20,009)	3,626	—	106,531	90,148
Repayments and sales of portfolio investments	(1,571,761)	(1,564,458)	—	—	(3,136,219)
Assets acquired via merger (Note 9)	6,621,618	4,301,635	—	—	10,923,253
Transfers within Level 3(1)	—	—	—	—	—
Transfers in out of Level 3(1)	—	—	—	—	—
Fair Value at June 30, 2019	$15,825,869	$2,505,227	$—	$4,715,487	$23,046,583

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—	$—	$(37,682)	$(37,682)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the year ended June 30, 2019.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2018	$—	$—
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	62,829	62,829
Net realized and unrealized gains (losses) on investments	62,829	62,829
Purchases of investments	—	—
Repayments and sales of portfolio investments	—	—
Accretion (amortization) of purchase discount and premium, net	—	—
Assets acquired via merger (Note 9)	507,988	507,988
Transfers within Level 3(1)	—	—
Transfers in (out) of Level 3(1)	—	—
Fair Value at June 30, 2019	$570,817	$570,817

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the year ended June 30, 2019.
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2020:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$3,595,102	Market quotes	Indicative dealer quotes	71.25%-97.68%	92.69%
Senior Secured First Lien Debt	25,058,459	Discounted Cash Flow (Yield Analysis)	Market Yield	4.38%-12.50%	7.22%
Senior Secured Second Lien Debt	1,213,148	Market quotes	Indicative dealer quotes	15.00%-100.10%	80.15%
Senior Secured Notes	811,267	Discounted Cash Flow (Yield Analysis)	Market Yield	21.48%-22.64%	22.06%
Equity/Other	786,988	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-7.50x	7.50x
Subordinated Structured Notes	5,198,739	Discounted Cash Flow	Discount Rate	17.83%- 32.90%(1)	24.13%(1)
	36,663,703
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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

For the years ended June 30, 2020 and 2019, there were structuring fees of $1,875 and $0, respectively, as part of interest income on the Consolidated Statements of Operations. For the years ended June 30, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $41,689 and $0, respectively.
NOTE 9 - MERGER
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc. As a result of the Merger, the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired. On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. (the “Name Change”) by filing Articles of Amendment (the “Articles of Amendment”) to its Fourth Articles of Amendment and Restatement, as amended and supplemented.
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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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

As of June 30, 2020, the Company had an unfunded commitment relating to Amerilife Holdings, LLC for $85,227.
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
During the year ended June 30, 2019, PWAY recorded $24,871 of interest expense related to PWAY's Revolving Credit Facility.
During the period from July 1, 2018 through March 22, 2019 (the last day PWAY's Revolving Credit Facility was outstanding), the average stated interest rate (i.e., the rate in effect plus the spread) was 3.75% for PWAY's Revolving Credit Facility. During the period from July 1, 2018 through March 22, 2019 (the last day PWAY's Revolving Credit Facility was outstanding), average outstanding borrowings was approximately $912,000 for PWAY's Revolving Credit Facility.

As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility at fair value. The fair value of the Revolving Credit Facility was $0 as of June 30, 2019 since there was no amount outstanding.

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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
As of June 30, 2020 and June 30, 2019, we had $21,000,000 and $5,500,000, respectively outstanding on our Credit Facility. As of June 30, 2020 and June 30, 2019, the investments used as collateral for the Credit Facility had an aggregate fair value of $29,705,147 and $15,859,230, respectively, which represents 81% and 90%, respectively, of our total investments. As permitted by ASC 825-10-25, we have not elected to value our Credit Facility which is categorized as Level 2 under ASC 820 as of June 30, 2020.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2020 and June 30, 2019, $522,163 and $457,651, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the year ended June 30, 2020, we recorded $603,263 of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the year ended June 30, 2020, the average stated interest rate (i.e., rate in effect plus the spread) was 3.19%. For the year ended June 30, 2020, average outstanding borrowings for Credit Facility was $17,267,760. From May 16, 2019 (the date the Company entered into the Credit Facility) to June 30, 2019, the average stated interest rate (i.e., rate in effect plus the spread) was 3.99% and the average outstanding borrowings for Credit Facility was $5,500,000.

As permitted by ASC 825-10-25, we have not elected to value our Credit Facility at fair value. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of June 30, 2020.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

NOTE 12- FINANCIAL HIGHLIGHTS

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2020	June 30, 2019(e)	June 30, 2018	June 30, 2018
			Class A	Class I
Per Share Data(a):
Net asset value at beginning of period	9.88	$9.89	$13.53	$13.53
Net investment income	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.57)	(0.54)	(0.62)	(0.62)
Dividends from net investment income	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs		0.61	—	—
Other (c)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,558,402	$23,410,715	$7,933,028	$420,136
Average net assets	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	13.07%	9.11%	8.91%	8.73%
Net investment income	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	24.56%	93.42%	37.42%	37.42%

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

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

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

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected financial data for each quarter within the year ended June 30, 2020.

	Investment Income				Net Investment Income
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2017	$306,555	0.48(3)	N/A	N/A	$141,664	0.22(3)	N/A	N/A
December 31, 2017	344,359	N/A	0.52	0.52	111,885	N/A	0.17	0.17
March 31, 2018	322,245	N/A	0.48	0.48	127,841	N/A	0.19	0.19
June 30, 2018	325,158	N/A	0.49	0.49	137,402	N/A	0.21	0.21

September 30, 2018	314,140	N/A	0.49	0.49	(279,116)	N/A	(0.43)	(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	0.23	N/A	N/A	(709,296)	(0.30)	N/A	N/A

September 30, 2019	748,644	0.31	N/A	N/A	150,724	0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A
June 30, 2020	839,755	0.35	N/A	N/A	145,913	0.06	N/A	N/A

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Data presented for December 31, 2017-March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger.
(3)	The financial data for the period ended September 30, 2017 is presented before the conversion to the an interval fund where there was only one class outstanding.

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

	Net Realized and Unrealized (Losses) Gains				Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2017	$70,258	0.11(3)	N/A	N/A	$211,922	0.33(3)	N/A	N/A
December 31, 2017	(91,732)	N/A	(0.14)	(0.14)	20,154	N/A	0.03	0.04
March 31, 2018	(199,405)	N/A	(0.30)	(0.30)	(71,564)	N/A	(0.11)	(0.11)
June 30, 2018	(303,039)	N/A	(0.46)	(0.46)	(165,637)	N/A	(0.25)	(0.25)

September 30, 2018	(142,584)	N/A	(0.22)	(0.23)	(421,700)	N/A	(0.65)	(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	(0.10)	N/A	N/A	(947,463)	(0.40)	N/A	N/A

September 30, 2019	(744,821)	(0.31)	N/A	N/A	(594,097)	(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A
June 30, 2020	773,450	0.32	N/A	N/A	919,363	0.38	N/A	N/A

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
NOTE 14 - NET INCREASE IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2020, 2019 and 2018.

	Year Ended June 30,
	2020	2019	2018
Net increase in net assets resulting from operations	(2,317,650)	(783,888)	(5,125)
Weighted average common shares outstanding	2,366,005	1,297,582	622,683
Net increase (decrease) in net assets resulting from operations per share	(0.98)	(0.20)	(0.01)

NOTE 15 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on August 27, 2020 and notes the following:
Name Change
Effective August 5, 2020, we amended our articles of incorporation to change our name to Prospect Flexible Income Fund, Inc. In addition, on August 5, 2020, we amended and restated our bylaws to reflect the change of our corporate name.

Dealer Manager Agreement

TP FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT FLEXIBLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2020

On August 6, 2020, we amended our dealer manager agreement with our dealer manager to reflect a change to the upfront sales load paid to our dealer manager in connection with the sale of our Class A Shares. Under the amended dealer manager agreement, we will pay our dealer manager an upfront sales load of up to 9% of the gross proceeds received on Class A Shares sold in our offering all or a portion of which may be paid to selected broker-dealers and financial representatives. The upfront sales load consists of upfront selling commissions of up to 6.0% of the gross proceeds of Class A Shares sold in our offering and a dealer manager fee of up to 3.0% of the gross offering proceeds of Class A Shares sold in our offering. The amended dealer manager agreement became effective on August 26, 2020.

License Agreement

On August 4, 2020, we entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of Prospect Capital Management is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.
Sales of Common Stock
For the period beginning July 1, 2020 and ending August 27, 2020, the Company sold 17,295 shares of its common stock for gross proceeds of $156,000 and issued 15,959 shares pursuant to its distribution reinvestment plan in the amount of $131,658.
Investment Activity

During the period beginning July 1, 2020 and ending August 27, 2020, the Company made 2 investments totaling $1,189,063. During the period beginning July 1, 2020 and ending August 27, 2020, the Company sold 1 investment totaling $446,250.

On August 14, 2020, the Company funded $45,455 of the total $85,227 delayed draw term loan commitment for our investment in Amerilife Holdings, LLC portfolio company.

Offering Price

On August 12, 2020, the Company increased its offering price from $8.78 per share to $9.03 per share. The increase in the offering price is effective for all closings occurring on or after August 12, 2020. In addition, on August 26, 2020, the Company increased its offering price from $9.03 per share to $9.33 per share. The increase in the offering price is effective for all closings occurring on or after August 26, 2020.
Repurchase Offer
On June 9, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The Tender Offer is for cash at a price equal to the net offering price per share determined as of July 10, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on July 8, 2020 and a total of 65,266 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 28,786 shares validly tendered and not withdrawn at a price equal to $8.25 per share for an aggregate purchase price of approximately $237,488.

On August 25, 2020, our Board of Directors declared a series of distributions for the months of September through November
2020 reflected in the following table. Common stockholders of record as of each respective record date will be entitled to receive the distribution.

Monthly Cash Shareholder Distribution	Record Dates	Payment Date	Total Amount ($ per share)
September 2020	September 4, 11, 18 and 25, 2020	October 2, 2020	$0.05012
October 2020	October 2, 9, 16, 23 and 30, 2020	November 6, 2020	$0.06265
November 2020	November 6, 13, 20 and 27, 2020	December 4, 2020	$0.05012
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2020 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2020, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement.

Code of Ethics
We, Prospect Flexible Income Management, LLC and Prospect Administration, LLC have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I of this annual report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements - Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)
Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.

(3)	Exhibits - The below provides a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated into this report by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

a.     Financial Statements - See the Index to Consolidated Financial Statements in Item 8 of this report.
b.     Exhibit No. - The following exhibits are filed or incorporated as part of this report.

Exhibit No.    Description

3.1     Fourth Amended Articles of Incorporation(1)
3.2     Articles Supplementary(2)
3.3     Articles Supplementary(3)
3.4    Articles of Merger of the Registrant(4)
3.5    Articles of Amendment(5)
3.6     Second Amended and Restated Bylaws(6)
4    Description of Securities *

10.1	Investment Advisory Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Flexible Income Management, LLC(7)

10.2	Expense Limitation Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Flexible Income Management, LLC(8)
10.3    Distribution Reinvestment Plan(9)

10.4	Amended and Restated Dealer Manager Agreement, by and between Prospect Flexible Income Fund, Inc. and Triton Pacific Securities, LLC(10)

10.5	Global Custody Agreement between the Registrant and The Bank of New York Mellon Trust Company, National Association(11)

10.6	First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect Administration LLC(12)

10.7	Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity Fund, Inc.(13)

10.8	Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway Capital Opportunity Fund, Inc.(14)

10.9
Revolving Loan Agreement, dated as of May 16, 2019, by and among TP Flexible Funding, LLC, as borrower; Prospect Flexible Income Management, LLC, as collateral manager; the Lenders from time to time party thereto; Royal Bank of Canada, as administrative agent; and US Bank National Association, as collateral custodian and document custodian(15)

10.10	License Agreement between the Registrant and Prospect Capital Investment Management, LLC(16)

14	Amended Code of Ethics(17)

21	Subsidiary of the Registrant: Prospect Flexible Funding, LLC (Delaware)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
________________________

*    Filed herewith.

(1)	Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.

(2)	Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016.

(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2019.

(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.

(5)
Incorporated by reference to Exhibit 2(a)(4) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.

(6)
Incorporated by reference to Exhibit 2(b)(1) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2019.

(9)	Incorporated by reference to Exhibit 2(e) to the Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on July 8, 2013.

(10)	Incorporated by reference to Exhibit 2(h) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.

(11)	Incorporated by reference to Exhibit 2(j) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on April 3, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2019.

(13)	Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018.

(14)	Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on February 13, 2019.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2019.

(16)
Incorporated by reference to Exhibit 2(k)(5) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.

(17)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.

Item 16. Form 10-K summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC. (FORMERLY KNOWN AS TP FLEXIBLE INCOME FUND, INC.)

By: /s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer
(Principal Accounting and Financial Officer)