Form 10-Q
period 2020-09-30
Prospect Flexible Income Fund, Inc.
filed 2020-11-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 12, 2020 was 2,376,931.

PROSPECT FLEXIBLE INCOME FUND, INC.

Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•
the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus (“Wuhan Virus”) pandemic, on our and our portfolio companies’ business and the global economy;

•	uncertainty surrounding the financial stability of the United States, Europe, and China;

•	the ability of our portfolio companies to achieve their objectives;

•
difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;

•	a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and

•
authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K and our prospectus, dated October 27, 2020, which was filed with the SEC on October 27, 2020, as supplemented from time to time by prospectus supplements filed with the SEC.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

PART I
Item 1. Financial Statements

Assets	September 30, 2020	June 30, 2020
	(unaudited)	(audited)
Investments at fair value:
Affiliate investments (amortized cost of $472,357 and $472,357, respectively)	$867,914	$786,988
Non-control/non-affiliate investments (amortized cost of $39,124,370 and $38,402,556, respectively)	36,982,186	35,876,715
Total investments (amortized cost of $39,596,727 and $38,874,913, respectively)	37,850,100	36,663,703
Cash	2,672,194	3,602,662
Deferred financing costs (Note 11)	507,345	522,163
Prepaid expenses and other assets	352,367	385,597
Deferred offering costs	267,074	281,203
Interest receivable	142,158	64,550
Receivable for investments sold	—	381,075
Total Assets	$41,791,238	$41,900,953

Liabilities
Revolving Credit Facility (Note 11)	$21,000,000	$21,000,000
Accrued audit fees	246,850	178,550
Due to Administrator (Note 4)	225,651	122,384
Distributions payable	119,151	111,447
Due to Affiliates (Note 4)	101,000	94,975
Accrued legal fees	91,126	55,241
Accrued expenses	63,991	28,329
Interest payable	59,767	61,627
Payable for investments purchased	—	690,000
Total Liabilities	$21,907,536	$22,342,553
Commitments and Contingencies (Note 10)	—	—
Net Assets	$19,883,702	$19,558,400

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,384,793 and 2,363,011 shares issued and outstanding, respectively) (Note 3)	$2,385	$2,363
Paid-in capital in excess of par (Note 3)	26,970,191	27,133,944
Total distributable earnings (loss) (Note 6)	(7,088,874)	(7,577,907)
Net Assets	$19,883,702	$19,558,400
Net Asset Value Per Share (Note 12)	$8.34	$8.28

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2020	2019
Investment Income
Interest income from non-control/non-affiliate investments	$565,925	$513,909
Interest income from structured credit securities	282,120	234,735
Total Investment Income	848,045	748,644

Operating Expenses
Allocation of overhead from Prospect Administration (Note 4)	224,993	163,793
Base management fees (Note 4)	183,386	157,409
Amortization of offering costs	147,743	120,606
Interest expense and credit facility expenses (Note 11)	146,648	100,170
Audit and tax expense	72,800	55,833
Legal expense	72,417	25,358
Insurance expense	43,104	38,462
General and administrative	41,223	39,580
Transfer agent’s fees and expenses	35,014	30,553
Valuation services	32,628	23,565
Total Operating Expenses	999,956	755,329
Expense limitation payment (Note 4)	(183,386)	(157,409)
Total Net Operating Expenses	816,570	597,920
Net Investment Income	31,475	150,724

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	11,050	(264,029)
Net realized gains (losses)	11,050	(264,029)
Net change in unrealized gains (losses):
Non-control/non-affiliate investments	383,657	(503,390)
Affiliate investments	80,926	22,598
Net change in unrealized gains (losses)	464,583	(480,792)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	475,633	(744,821)
Net Increase (Decrease) in Net Assets Resulting from Operations	$507,108	$(594,097)
Net increase (decrease) in net assets resulting from operations per share (Note 12)(1)	$0.21	$(0.25)
Distributions declared per share	$0.16	$0.17

(1) For the three months ended September 30, 2020 and 2019, the weighted average common shares outstanding were 2,364,156 and 2,382,257, respectively.
See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
For the Thee Months Ended September 30, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400
Net increase in net assets resulting from operations
Net investment income	—	—	—	31,475	31,475
Net realized gains (losses) on investments	—	—	—	11,050	11,050
Net change in unrealized gains (losses) on investments	—	—	—	464,583	464,583
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(18,437)	(18,437)
Return of capital distributions	—	—	(351,166)	—	(351,166)
Capital Transactions
Shares issued	27,815	28	250,972	—	251,000
Commissions and fees on shares issued	—	—	(15,059)	—	(15,059)
Shares issued through reinvestment of dividends	22,753	23	189,321	—	189,344
Repurchase of common shares	(28,786)	(29)	(237,459)	—	(237,488)
Tax Reclassification of Net Assets (Note 6)	—	—	(362)	362	—
Total Increase (Decrease) for the three months ended September 30, 2020	21,782	22	(163,753)	489,033	325,302
Balance as of September 30, 2020	2,384,793	$2,385	$26,970,191	$(7,088,874)	$19,883,702

	Common Stock
For the Three Months Ended September 30, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	150,724	150,724
Net realized gains (losses) on investments	—	—	—	(264,029)	(264,029)
Net change in unrealized gains (losses) on investments	—	—	—	(480,792)	(480,792)
Distributions to Shareholders (Note 5)
Return of capital distributions	—	—	(406,041)	—	(406,041)
Capital Transactions
Shares issued	2,197	2	24,998	—	25,000
Commissions and fees on shares sold	—	—	(1,857)	—	(1,857)
Shares issued through reinvestment of dividends	19,932	20	213,273	—	213,293
Total Increase (Decrease) for the three months ended September 30, 2019	22,129	22	(169,627)	(594,097)	(763,702)
Balance as of September 30, 2019	2,392,140	$2,392	$29,936,368	$(7,291,747)	$22,647,013

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$507,108	$(594,097)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	147,743	120,606
Purchases of investments	(1,234,517)	(10,434,610)
Repayments and sales of portfolio investments	691,385	1,622,438
Net change in unrealized (gains) losses on investments	(464,583)	480,792
Net realized (gains) losses on investments	(11,050)	264,029
Accretion of purchase discount on investments, net	(160,125)	(47,101)
Amortization of deferred financing costs	14,818	12,817
Payment-in-kind interest	(7,507)	(29)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	381,075	456,406
Interest receivable	(77,608)	(16,263)
Due from Adviser (Note 4)	—	(28,557)
Deferred offering costs (Note 4)	(133,614)	(142,144)
Prepaid expenses and other assets	33,230	40,759
Due from Affiliate (Note 4)	—	—
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	—	29,995
Accrued expenses	35,662	(117,041)
Accrued legal fees	35,885	(213,657)
Accrued audit fees	68,300	44,423
Due to Administrator (Note 4)	103,267	4,140
Payable for investments purchased	(690,000)	(1,961,399)
Due to Affiliates (Note 4)	6,025	8,281
Interest payable	(1,860)	26,914
Net cash provided by (used in) operating activities	(756,366)	(10,443,298)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	251,000	25,000
Commissions and fees on shares issued	(15,059)	(1,857)
Distributions paid to stockholders	(172,555)	(193,525)
Repurchase of common shares	(237,488)	(495,506)
Financing costs paid and deferred	—	(125,000)
Borrowings under Revolving Credit Facility (Note 11)	—	10,000,000
Net cash provided by (used in) financing activities	(174,102)	9,209,112
Net increase (decrease) in cash	(930,468)	(1,234,186)
Cash at beginning of period	3,602,662	6,730,743
Cash at end of period	$2,672,194	$5,496,557
Supplemental disclosures:
Cash paid for interest	$133,690	$60,439
Non-cash financing activities:
Value of shares issued through reinvestment of dividends	$189,344	$213,293
See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (unaudited)

						September 30, 2020 (Unaudited)
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(j)(l)(n)
Amerilife Holdings, LLC (Delayed Draw - $39,773 Commitment) (g)(m)	Banking, Finance, Insurance & Real Estate	2/6/2020	—	—	3/18/2027	$—	$—	$—	—%
Amerilife Holdings, LLC (Delayed Draw) (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.15%)	—	3/18/2027	45,341	45,341	45,341	0.23%
Amerilife Holdings, LLC (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.15%)	—	3/18/2027	663,111	661,826	661,826	3.33%
CareerBuilder (g)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	906,072	900,211	4.53%
Correct Care Solutions Group Holdings, LLC (g)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.72%)	—	10/1/2025	2,070,525	2,032,015	2,070,525	10.41%
Digital Room Holdings, Inc(g)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (5.27%)	—	5/21/2026	1,975,000	1,948,568	1,926,200	9.69%
First Brands, LLC (f/k/a Trico Group, LLC)(g)(k)	Automotive	7/23/2020	3ML+7.50% (8.50%)	1.00	2/2/2024	1,242,188	1,183,437	1,210,101	6.08%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (9.00%)	1.00	1/20/2021	117,813	117,581	64,797	0.32%
Global Tel*Link Corporation (g)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.40%)	—	11/28/2025	1,973,637	1,920,528	1,893,013	9.52%
Help/Systems Holdings, Inc. (g)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,492,500	1,479,318	1,492,500	7.51%
Janus International Group, LLC (g)(k)	Construction & Building	7/9/2019	6ML+4.50% (5.50%)	1.00	2/12/2025	1,726,219	1,726,219	1,700,325	8.55%
Keystone Acquisition Corp. (g)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,071,403	2,047,788	2,047,788	10.30%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+3.75% (3.90%)	—	9/30/2024	239,833	238,003	238,535	1.20%
The Octave Music Group, Inc.(g)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	737,069	730,386	707,045	3.56%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%)	1.00	9/29/2023	653,387	649,780	649,780	3.27%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	487,563	479,926	453,433	2.28%
Research Now Group, Inc. & Survey Sampling International LLC (g)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,975,885	1,975,885	1,954,348	9.83%
Rocket Software, Inc. (g)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.40%)	—	11/28/2025	2,070,598	2,054,542	2,045,958	10.29%
Securus Technologies Holdings, Inc.(g)(k)	Telecommunications	7/31/2019	1ML+4.50% (5.50%)	1.00	11/1/2024	1,974,619	1,829,995	1,796,781	9.04%
Shutterfly, Inc.(g)(k)	Media: Diversified and Production	11/14/2019	3ML+6.00% (7.00%)	1.00	9/25/2026	1,741,935	1,580,941	1,656,200	8.33%
Sorenson Communications, LLC (g)(k)	Services: Consumer	4/26/2019	3ML+6.50% (6.72%)	—	4/29/2024	1,248,450	1,234,546	1,248,450	6.28%
Staples, Inc.(g)(k)	Wholesale	11/18/2019	1ML+5.00% (5.25%)	—	4/16/2026	1,984,925	1,961,599	1,875,111	9.43%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	6ML+3.75% (4.75%)	1.00	10/7/2024	1,482,714	1,466,482	1,466,482	7.37%
Upstream Newco, Inc.(g)	Services: Consumer	10/24/2019	1ML+4.50% (4.65%)	—	11/20/2026	1,741,250	1,733,563	1,700,788	8.55%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	3ML+6.25% (6.51%)	—	8/16/2024	339,570	336,998	335,166	1.68%
Total Senior Secured Loans-First Lien							$30,341,339	$30,140,704	151.58%

Senior Secured Loans-Second Lien(j)(l)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$496,040	$401,875	2.02%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	11,825	9,742	7,982	0.04%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (13.25%)	1.00	1/21/2022	125,000	123,740	37,500	0.19%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	6ML+8.00% (9.00%)	1.00	5/1/2025	500,000	494,179	365,548	1.84%
Total Senior Secured Loans-Second Lien							$1,123,701	$812,905	4.09%

Senior Secured Notes (a)(j)(l)
Ace Cash Express, Inc.(k)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$960,495	$846,716	4.26%
Total Senior Secured Notes							$960,495	$846,716	4.26%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (unaudited)

						September 30, 2020 (Unaudited)
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(e)(j)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.29%	N/A	10/20/2030	$250,000	$161,596	$141,513	0.71%
Apidos CLO XXVI	Structured Finance	7/25/2019	21.66%	N/A	7/18/2029	250,000	181,731	171,935	0.86%
California CLO IX, Ltd.	Structured Finance	12/13/2019	24.93%	N/A	7/16/2032	500,000	194,477	223,340	1.12%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.20%	N/A	7/15/2030	250,000	191,148	158,177	0.79%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.26%	N/A	1/22/2030	500,000	489,886	387,564	1.95%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	17.28%	N/A	7/24/2030	250,000	175,897	108,669	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	16.19%	N/A	10/29/2029	250,000	195,907	133,541	0.67%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	25.17%	N/A	4/22/2030	250,000	179,259	166,785	0.84%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	17.43%	N/A	10/22/2030	250,000	190,000	142,411	0.72%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	17.31%	N/A	7/16/2029	850,000	556,473	401,301	2.02%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	21.38%	N/A	7/19/2030	500,000	290,911	273,933	1.38%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	15.74%	N/A	2/14/2031	387,538	234,284	161,164	0.81%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	14.28%	N/A	3/17/2030	475,000	442,616	339,622	1.71%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	32.74%	N/A	7/20/2030	250,000	155,941	147,466	0.74%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	26.24%	N/A	4/15/2031	500,000	418,475	361,499	1.82%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	25.32%	N/A	10/21/2030	250,000	193,956	178,068	0.89%
OZLM XII, Ltd.(p)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	190,362	116,595	0.59%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	16.70%	N/A	1/26/2031	1,500,000	871,438	649,000	3.26%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	21.54%	N/A	10/23/2031	150,000	61,521	49,281	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	15.17%	N/A	1/21/2031	250,000	236,401	200,299	1.01%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	12.84%	N/A	7/22/2030	325,000	249,415	156,263	0.79%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	19.95%	N/A	10/15/2031	250,000	215,206	193,154	0.97%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	9.02%	N/A	10/15/2030	278,312	195,135	131,653	0.66%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	15.21%	N/A	1/21/2031	250,000	218,046	188,628	0.95%
Total Structured Subordinated Notes(e)							$6,490,081	$5,181,861	26.06%

Equity/Other(a)(j)(l)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$39,124,370	$36,982,186	185.99%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(l)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$867,914	4.37%
Total Equity/Other							$472,357	$867,914	4.37%

Total Affiliate Investments							$472,357	$867,914	4.37%

Total Portfolio Investments							$39,596,727	$37,850,100	190.36%

(a)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2020, 15% are non-qualifying assets as a percentage of total assets.

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.

(c)	Fair value is determined by the Company’s board of directors (see Note 2).

(d)	See Note 6 for a discussion of the tax cost of the portfolio.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (unaudited)

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

(g)
Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at  September 30, 2020 and June 30, 2020 were $30,843,330 and $29,705,147, respectively, representing 81% of our total investments for each period.

(h)
Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at September 30, 2020 represented 4.37% of the Company’s net assets. Fair value as of September 30, 2020 along with transactions during the three months ended September 30, 2020 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2020	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at September 30, 2020	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$786,988	$—	$—	$80,926	—	$867,914	$—
Total		$786,988	$—	$—	$80,926	$—	$867,914	$—
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

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Secured Notes	7/15/2019	$493,625
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
First Brands, LLC (f/k/a Trico Group, LLC)	Senior Secured Loans-First Lien	7/28/2020	750,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Sorenson Communications, LLC	Senior Secured Loans-First Lien	5/27/2020	985,000
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/2017, 7/1/2019	20,584

(l)	None of the investments qualify as restricted securities in accordance with Rule 12-12 of Regulation S-X.

(m)
Delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of September 30, 2020, we had $39,773 of delayed draw term loan commitments to our portfolio companies.

(n)	Syndicated investments which were originated by a financial institution and broadly distributed.

(o)	Investment on non-accrual status as of the reporting date (see Note 2).

(p)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2020

						June 30, 2020 (Audited)
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(j)(l)(n)
Amerilife Holdings, LLC (Delayed Draw - $85,227 Commitment) (g)(m)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.00%)	—	3/18/2027	$—	$—	$—	—%
Amerilife Holdings, LLC (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.17%)	—	3/18/2027	664,773	663,305	663,305	3.39%
CareerBuilder (g)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	901,368	880,423	4.50%
Correct Care Solutions Group Holdings, LLC (g)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.67%)	—	10/1/2025	2,075,793	2,035,345	2,048,026	10.47%
Digital Room Holdings, Inc(g)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (6.45%)	—	5/21/2026	1,980,000	1,952,387	1,871,800	9.57%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (7.94%)	1.00	1/20/2021	118,125	117,703	84,164	0.43%
Global Tel*Link Corporation (g)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.43%)	—	11/28/2025	1,977,393	1,921,693	1,846,242	9.44%
Help/Systems Holdings, Inc. (g)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,496,250	1,482,527	1,482,957	7.58%
Janus International Group, LLC (g)(k)	Construction & Building	7/9/2019	6ML+4.50% (5.57%)	1.00	2/12/2025	1,730,600	1,730,600	1,644,070	8.41%
Keystone Acquisition Corp. (g)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,076,742	2,051,467	2,076,741	10.62%
McAfee LLC (g)	High Tech Industries	9/17/2017	1ML+3.75% (3.93%)	—	9/30/2024	240,445	238,500	234,868	1.20%
The Octave Music Group, Inc.(g)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	743,534	736,490	705,287	3.61%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%)	1.00	9/29/2023	706,546	702,636	706,546	3.61%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (7.31%)	1.00	3/21/2025	488,812	480,745	436,673	2.23%
Research Now Group, Inc. & Survey Sampling International LLC (g)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,980,964	1,980,964	1,960,850	10.03%
Rocket Software, Inc. (g)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.42%)	—	11/28/2025	2,075,854	2,059,014	2,038,281	10.42%
Securus Technologies Holdings, Inc.(g)(k)	Telecommunications	7/31/2019	1ML+4.50% (5.50%)	1.00	11/1/2024	1,979,695	1,826,159	1,734,200	8.87%
Shutterfly, Inc.(g)(k)	Media: Diversified and Production	11/14/2019	3ML+6.00% (6.31%)	1.00	9/25/2026	1,741,935	1,574,165	1,644,000	8.41%
Sorenson Communications, LLC (g)(k)	Services: Consumer	4/26/2019	3ML+6.50% (6.81%)	—	4/29/2024	1,357,940	1,343,057	1,347,829	6.89%
Staples, Inc.(g)(k)	Wholesale	11/18/2019	1ML+5.00% (6.31%)	—	4/16/2026	1,989,950	1,965,138	1,807,778	9.24%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	6ML+3.75% (4.82%)	1.00	10/7/2024	1,486,294	1,469,043	1,469,647	7.51%
Upstream Newco, Inc.(g)	Services: Consumer	10/24/2019	1ML+4.50% (4.68%)	—	11/20/2026	1,745,625	1,737,622	1,654,970	8.46%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	3ML+6.25% (6.61%)	—	8/16/2024	340,436	337,697	314,904	1.61%
Total Senior Secured Loans-First Lien							$29,307,625	$28,653,561	146.50%

Senior Secured Loans-Second Lien(j)(l)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$495,842	$365,000	1.87%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	11,825	9,742	1,774	0.01%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.19%)	1.00	1/21/2022	125,000	123,498	75,624	0.39%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	6ML+8.00% (9.07%)	1.00	5/1/2025	500,000	493,860	332,812	1.70%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (9.50%)	1.00	9/29/2025	437,500	435,130	437,938	2.24%
Total Senior Secured Loans-Second Lien							$1,558,072	$1,213,148	6.21%

Senior Secured Notes (a)(j)(l)
Ace Cash Express, Inc.(k)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$955,986	$811,267	4.15%
Total Senior Secured Notes							$955,986	$811,267	4.15%

Structured Subordinated Notes (a)(e)(j)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	20.83%	N/A	10/20/2030	$250,000	$158,111	$144,237	0.74%
Apidos CLO XXVI	Structured Finance	7/25/2019	20.52%	N/A	7/18/2029	250,000	176,714	171,189	0.88%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2020

						June 30, 2020 (Audited)
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
California CLO IX, Ltd.	Structured Finance	12/13/2019	23.03%	N/A	7/16/2032	500,000	183,350	219,316	1.12%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.89%	N/A	7/15/2030	250,000	183,549	152,090	0.78%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.44%	N/A	1/22/2030	500,000	480,053	388,680	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	15.57%	N/A	7/24/2030	250,000	172,025	107,770	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	14.57%	N/A	10/29/2029	250,000	192,349	132,052	0.68%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	21.73%	N/A	4/22/2030	250,000	174,573	163,995	0.84%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.66%	N/A	10/22/2030	250,000	183,577	141,354	0.72%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	15.14%	N/A	7/16/2029	850,000	540,175	412,590	2.11%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.90%	N/A	7/19/2030	500,000	284,052	261,483	1.34%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	13.69%	N/A	2/14/2031	387,538	233,443	161,650	0.83%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	12.72%	N/A	3/17/2030	475,000	439,458	338,256	1.73%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	30.01%	N/A	7/20/2030	250,000	150,012	142,543	0.73%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	24.76%	N/A	4/15/2031	500,000	405,831	366,602	1.87%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	23.29%	N/A	10/21/2030	250,000	188,817	176,010	0.90%
OZLM XII, Ltd.	Structured Finance	1/17/2017	0.33%	N/A	4/30/2027	275,000	197,010	117,712	0.60%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	15.39%	N/A	1/26/2031	1,500,000	870,827	675,904	3.45%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.90%	N/A	10/23/2031	150,000	60,832	51,653	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	14.01%	N/A	1/21/2031	250,000	236,191	204,742	1.05%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	9.84%	N/A	7/22/2030	325,000	241,512	145,769	0.75%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.97%	N/A	10/15/2031	250,000	212,471	195,325	1.00%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	8.67%	N/A	10/15/2030	278,312	190,763	136,471	0.70%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	15.31%	N/A	1/21/2031	250,000	216,424	191,346	0.97%
Total Structured Subordinated Notes(e)							$6,372,119	$5,198,739	26.58%

Equity/Other(a)(j)(l)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$38,402,556	$35,876,715	183.44%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(l)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$786,988	4.02%
Total Equity/Other							$472,357	$786,988	4.02%

Total Affiliate Investments							$472,357	$786,988	4.02%

Total Portfolio Investments							$38,874,913	$36,663,703	187.46%

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

(b)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2020

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

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Secured Notes	7/15/2019	$493,625
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Sorenson Communications, LLC	Senior Secured Loans-First Lien	5/27/2020	985,000
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/2017, 7/1/2019	20,584

(l)	None of the investments qualify as restricted securities in accordance with Rule 12-12 of Regulation S-X.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 1 - NATURE OF OPERATIONS
Prospect Flexible Income Fund, Inc. (formerly known as Triton Pacific Investment Corporation, Inc. and TP Flexible Income Fund, Inc.) (the “Company”, "FLEX", “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company is currently offering for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, that is dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow.
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

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of FLEX and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2020.
Management Estimates and Assumptions. The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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

Our non-CLO investments are classified as Level 3 fair value measured securities under ASC 820 and are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 84.88% and 83.78%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2020 and June 30, 2020, the Company had two loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due from and due to Adviser balances are presented net on the Consolidated Statements of Assets and Liabilities as of September 30, 2020 and as of June 30, 2020. All balances due from and to the Adviser are settled quarterly.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2020 and 2019, PIK interest included in interest income totaled $7,507 and $29, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of September 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures.

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “TaxAct”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions.We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However,our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation and taxation. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such additional guidance is issued.
NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months ended September 30, 2020 and 2019:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	27,815	$251,000	2,197	$25,000
Shares issued through reinvestment of distributions	22,753	189,344	19,932	213,293
Repurchase of common shares	(28,786)	(237,488)	—	—
Net increase from capital transactions	21,782	$202,856	22,129	$238,293
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The tables above are presented gross of selling commissions and dealer manager fees for the three months ended September 30, 2020 and 2019.
The net increase (decrease) from capital transactions during the three months ended September 30, 2020 and 2019 also includes reinvested stockholder distributions as noted in the tables above.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended September 30, 2020
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
Total for the three months ended September 30, 2020		28,786			$237,488

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for the year ended June 30, 2019		118,560			$1,306,385

(1)	Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

(2)
As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, Prospect Administration LLC (the "Administrator"), an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $224,993 and $163,793, respectively. As of September 30, 2020 and June 30, 2020, $225,651 and $122,384, respectively, was payable to the Administrator by the Company.
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
The total base management fee incurred by the Adviser was $183,386 and $157,409 during the three months ended September 30, 2020 and 2019, respectively, which was waived by the Adviser. After the waiver, there were $0 in base management fees due to the Adviser as of September 30, 2020 and June 30, 2020.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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
There were no incentive fees payable as of September 30, 2020 or June 30, 2020. During the three months ended September 30, 2020 and 2019, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2020 and 2019, PRIS incurred $13,138 and $20,793, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Consolidated Statements of Operations. As of September 30, 2020 and June 30, 2020, $26,654 and $13,516, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2020 and 2019, PSEC incurred $0 and $2,351, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2020 and June 30, 2020, $0 was due to PSEC.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2020. The officers do not receive any direct compensation from the Company.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merges with and into another company, or (y) sells all or substantially all of its assets to one or more third parties, or (ii) liquidates its assets and dissolves in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering costs in the amount $482,981 which is presented as an increase to paid-in capital on the Consolidated Statements of Changes in Net Assets for the year ended June 30, 2019.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. As part of the ELA, our Adviser waived its investment advisory fees of $183,386 and $157,409 for the three months ended September 30, 2020 and 2019, respectively.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	$182,915	$—	$182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	$183,386	$—	$183,386	4.33%	7.00%	September 30, 2023
Total	$1,020,702		$1,020,702
Dealer Manager Agreement
The Company and its Adviser have entered into a dealer manager agreement, as amended, with Triton Pacific Securities, LLC ("TPS") pursuant to which the Company will pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which will be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser may pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS will reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Former Adviser and is partially owned by one of our directors, Craig Faggen.
For the three months ended September 30, 2020 and 2019, TPS incurred offering expenses of $0 and $33,597, respectively. As of September 30, 2020 and June 30, 2020, the Company owes TPS $798 related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $73,548 and $80,661 as of September 30, 2020 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 5 - DISTRIBUTIONS
As of September 30, 2020 and June 30, 2020, distributions payable is $119,151 and $111,447, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended September 30, 2020 and 2019:

	Distributions
For the Three Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
September 30, 2020
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
Total for the Three Months Ended September 30, 2020		$369,603

September 30, 2019
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	$0.05240	$125,345
Total for the Three Months Ended September 30, 2019		$406,041

The following FLEX distributions were previously declared and have record dates subsequent to September 30, 2020:

Record Date	Payment date	FLEX Class A Common Shares, per share
October 2, 9, 16, 23 and 30, 2020	November 6, 2020	$0.06265
November 6, 13, 20 and 27, 2020	December 4, 2020	$0.05012
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
During the three months ended September 30, 2020 and 2019, the Company's officers and directors did not purchase any shares of our stock.
NOTE 6 - INCOME TAXES
On March 31, 2019, in connection with the Merger, PWAY’s outstanding shares were cancelled and retired in exchange for TPIC common stock. The Merger should qualify as a “tax-free reorganization” within the meaning of Section 368(a) of the Code, and the merger agreement constituted a “plan of reorganization” for such purposes. As such, this transaction was intended to qualify as a nontaxable merger under Section 368 of the Code. Due to this transaction, PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY filed a final tax return for the nine-month period ended March 31, 2019. The Company continued to file its income tax returns using a calendar year end. The Company reflected all items of income, deduction, gain, and loss generated from the assets obtained from the merger transaction beginning on April 1, 2019. Former PWAY shareholders received a final Form 1099-DIV for the 2019 year reflecting the character of PWAY’s distributions made between January 1, 2019 and March 31, 2019. The Company’s shareholders received a Form 1099-DIV for the 2019 calendar year reflecting TPIC’s distributions

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

made between January 1, 2019 and March 31, 2019 and FLEX’s distributions made between April 1, 2019 and December 31, 2019.

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax year ended December 31, 2019 was as follows:

	Unaudited TPIC January 1, 2019 - March 31, 2019	FLEX April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	1,221,101	1,335,076
Total distributions paid to stockholders	$162,334	$1,221,101	$1,383,435

The estimated tax character of dividends paid to the Company's shareholders during the nine months ended September 30, 2020 is expected to be as follows:

Unaudited FLEX January 1, 2020 - September 30, 2020
Ordinary income	$365,151
Return of capital	892,075
Total distributions paid to stockholders	$1,257,226
However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2020.

The Company's cost basis of investments as of September 30, 2020 for tax purposes was $38,366,928, resulting in an estimated net unrealized loss of $516,829. The gross unrealized gains and losses as of September 30, 2020 were $846,298 and $1,363,128, respectively.

The Company's cost basis of investments as of June 30, 2020 for tax purposes was $37,805,562, resulting in an estimated net unrealized loss of $1,141,859. The gross unrealized gains and losses as of June 30, 2020 were $679,115 and $1,820,974, respectively.

Taxable income generally differs from net decrease in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following illustrates the net decrease in net assets resulting from operations to taxable income, which were included as part of our tax return for the tax year ended December 31, 2019.

	Unaudited TPIC January 1, 2019 - March 31, 2019	FLEX April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized (gains) losses on investments	(1,672)	1,880,543	1,878,871
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,645)	(468,645)
Permanent differences	659,270	372,911	1,032,181
Taxable income (loss) before deductions for distributions	$(56,925)	$(576,077)	$(633,002)

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2019, we had capital loss carryforwards of approximately $3,339,662 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the tax year ended December 31, 2019, we increased total distributable earnings (loss) by $1,665,184 and decreased additional paid in capital by $1,665,184. Initially when the Company filed it's audited financial statements, we increased total distributable earnings (loss) by $1,664,822 and decreased additional paid in capital by $1,664,822. The $362 difference is adjusted for the three months ended September 30, 2020.
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

The tax character of distributions declared and paid to PWAY's shareholders during the nine months ended March 31, 2019 was as follows:

Nine Months Ended March 31, 2019(1)
Ordinary income	$23,732
Return of capital	300,907
Total distributions paid to stockholders	$324,639
(1)PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY filed a final tax return for the nine-month period ended March 31, 2019.
The character of distributions declared and paid to PWAY's shareholders during the year ended June 30, 2018 was as follows:

Year Ended June 30, 2018
Capital gain	$161,753
Return of capital	403,766
Total distributions paid to stockholders	$565,519

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

the net decrease in net assets resulting from operations to taxable income for the tax years ended June 30, 2018 and the nine months ended March 31, 2019.

	Nine Months Ended March 31, 2019	Year Ended June 30, 2018
Net increase (decrease) in net assets resulting from operations	$163,573	$(5,126)
Net realized (gain) loss on investments	45,453	(181,007)
Net unrealized (gain) losses on investments	769,197	704,925
Other temporary book-to-tax differences	(83,713)	(230,457)
Permanent differences	(899,819)	(855,526)
Taxable income before deductions for distributions	$(5,309)	$(567,191)
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 7 - INVESTMENT PORTFOLIO
At September 30, 2020, we had investments in 55 long-term portfolio investments and CLOs, which had an amortized cost of $39,596,727 and a fair value of $37,850,100. At June 30, 2020, we had investments in 51 long-term portfolio investments and CLOs, which had an amortized cost of $38,874,913 and a fair value of $36,663,703.

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,242,024 and $10,434,639 during the three months ended September 30, 2020 and 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $691,385 and $1,622,438 were received during the three months ended September 30, 2020 and 2019, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2020 and June 30, 2020:

	September 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,341,339	$30,140,704	80%
Senior Secured Loans-Second Lien	1,123,701	812,905	2%
Senior Secured Notes	960,495	846,716	2%
Structured Subordinated Notes	6,490,081	5,181,861	14%
Equity/Other	681,111	867,914	2%
Total Portfolio Investments	$39,596,727	$37,850,100	100%

	June 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%
Senior Secured Notes	955,986	811,267	2%
Structured Subordinated Notes	6,372,119	5,198,739	14%
Equity/Other	681,111	786,988	2%
Total Portfolio Investments	$38,874,913	$36,663,703	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and June 30, 2020:

	September 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,181,861	14%
Healthcare & Pharmaceuticals	4,986,227	13%
Services: Consumer	4,499,229	12%
High Tech Industries	4,112,159	11%
Telecommunications	3,689,794	10%
Media: Broadcasting & Subscription	2,028,497	5%
Services: Business	1,954,348	5%
Wholesale	1,875,111	5%
Construction & Building	1,700,325	4%
Media: Diversified and Production	1,656,200	4%
Transportation: Cargo	1,466,482	4%
Automotive	1,210,101	3%
Financial	846,716	2%
Banking, Finance, Insurance & Real Estate	707,167	2%
Consumer goods: Durable	707,045	2%
Beverage, Food & Tobacco	453,433	1%
Energy: Oil & Gas	401,875	1%
Media: Advertising, Printing & Publishing	365,548	1%
Retail	7,982	1%
Total	$37,850,100	100%

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,198,739	14%
Healthcare & Pharmaceuticals	4,911,755	13%
Services: Consumer	4,589,768	13%
High Tech Industries	4,508,948	12%
Telecommunications	3,580,442	10%
Media: Broadcasting & Subscription	2,031,588	6%
Services: Business	1,960,850	5%
Wholesale	1,807,778	5%
Construction & Building	1,644,070	5%
Media: Diversified and Production	1,644,000	4%
Transportation: Cargo	1,469,647	4%
Financial	811,267	2%
Consumer goods: Durable	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%
Beverage, Food & Tobacco	436,673	1%
Energy: Oil & Gas	365,000	1%
Media: Advertising, Printing & Publishing	332,812	1%
Retail	1,774	0%
Total	$36,663,703	100%

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2020 and June 30, 2020, respectively:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$30,140,704	$30,140,704
Senior Secured Loans-Second Lien	—	—	812,905	812,905
Senior Secured Notes	—	—	846,716	846,716
Structured Subordinated Notes	—	—	5,181,861	5,181,861
Equity/Other	—	—	867,914	867,914
Total Portfolio Investments	$—	$—	$37,850,100	$37,850,100

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,653,561	$28,653,561
Senior Secured Loans-Second Lien	—	—	1,213,148	1,213,148
Senior Secured Notes	—	—	811,267	811,267
Structured Subordinated Notes	—	—	5,198,739	5,198,739
Equity/Other	—	—	786,988	786,988
Total Portfolio Investments	$—	$—	$36,663,703	$36,663,703

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for equity investments of portfolio companies , the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the prices of indices and securities underlying our CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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
As of September 30, 2020 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $241,321 and $241,201, respectively, with fair value of $102,297 and $159,788, respectively. The fair values of these investments represent approximately 0.2% and 0.4% of our total assets at fair value as of September 30, 2020 and June 30, 2020, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic
The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (the "Wuhan Virus") surfaced in Wuhan, China. The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic rescission.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the three months ended September 30, 2020 and 2019, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated Notes	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$—	$5,198,739	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	453,431	34,126	30,940	—	(134,840)	383,657
Net realized and unrealized gains (losses) on investments	453,431	45,176	30,940	—	(134,840)	394,707
Purchases of investments	1,234,517	—	—	—	—	1,234,517
Payment-in-kind interest	7,507	—	—	—	—	7,507
Accretion (amortization) of purchase discount and premium, net	36,823	831	4,509	—	117,962	160,125
Repayments and sales of portfolio investments	(245,135)	(446,250)	—	—	—	(691,385)
Transfers within Level 3(1)	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at September 30, 2020	$30,140,704	$812,905	$846,716	$—	$5,181,861	$36,982,186

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$453,431	$36,934	$30,940	$—	$(134,840)	$386,465

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the period ended September 30, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	80,926	80,926
Net realized and unrealized gains (losses) on investments	80,926	80,926
Fair Value at September 30, 2020	$867,914	$867,914

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$80,926	$80,926

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(264,029)	—	—	—	(264,029)
Net change in unrealized gains (losses) on investments	(157,812)	(317,167)	—	(111,199)	(586,178)
Net realized and unrealized gains (losses) on investments	(421,841)	(317,167)	—	(111,199)	(850,207)
Purchases of investments	9,502,125	—	—	438,860	9,940,985
Payment-in-kind interest	—	29	—	—	29
Accretion (amortization) of purchase discount and premium, net	33,389	1,512	—	8,250	43,151
Repayments and sales of portfolio investments	(1,622,438)	—	—	—	(1,622,438)
Transfers within Level 3(1)	—	—	—	—	—
Transfers in out of Level 3(1)	—	—	—	—	—
Fair Value at September 30, 2019	$23,317,105	$2,189,601	$—	$5,051,398	$30,558,104

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(197,337)	$(317,138)	$—	$(111,199)	$(625,674)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. There were no transfers in or out of Level 3 during the period ended September 30, 2019.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2019	$570,816	$570,816
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	22,598	22,598
Net realized and unrealized gains (losses) on investments	22,598	22,598
Fair Value at September 30, 2019	$593,414	$593,414

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$22,598	$22,598
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2020:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$5,738,425	Market quotes	Indicative dealer quotes	53.17%-99.76%	96.69%
Senior Secured First Lien Debt	24,402,279	Discounted Cash Flow (Yield Analysis)	Market Yield	4.78%-10.52%	6.89%
Senior Secured Second Lien Debt	812,905	Market quotes	Indicative dealer quotes	25.00%-81.50%	74.66%
Senior Secured Notes	846,716	Discounted Cash Flow (Yield Analysis)	Market Yield	20.61%-21.73%	21.17%
Equity/Other	867,914	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-7.50x	7.50x
Subordinated Structured Notes	5,181,861	Discounted Cash Flow	Discount Rate	20.51%- 36.54%(1)	27.29%(1)
	$37,850,100
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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
	$36,663,703
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

For the three months ended September 30, 2020 and 2019, there were no structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months ended September 30, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $0 and $18,969, respectively.
NOTE 9 - MERGER
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc. As a result of the Merger, the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired. On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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
Purchase Price Allocation
PWAY as the accounting acquiror acquired 32% of the voting interests of TPIC. The below summarized the purchase price allocation from TPIC:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

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

As of September 30, 2020 and June 30, 2020, the Company had an unfunded commitment relating to Amerilife Holdings, LLC for $39,773 and $85,227, respectively. The fair value of our delayed draw term loans was zero as of September 30, 2020 and June 30, 2020.
NOTE 11 - REVOLVING CREDIT FACILITY

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
As of September 30, 2020 and June 30, 2020, we had $21,000,000 outstanding on our Credit Facility. As of September 30, 2020 and June 30, 2020, the investments used as collateral for the Credit Facility had an aggregate fair value of $30,843,330 and $29,705,147, respectively, which represents 81% of our total investments for each period. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of September 30, 2020.
In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2020 and June 30, 2020, $507,345 and $522,163, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2020 and 2019, we recorded $146,648 and $100,170, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended September 30, 2020 and 2019,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.45% and 3.75%, respectively. For the three months ended September 30, 2020 and 2019, average outstanding borrowings for Credit Facility was $21,000,000 and $9,190,217, respectively.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended September 30, 2020 and 2019 :

	Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$8.28	$9.88
Net investment income	0.01	0.06
Net realized and change in unrealized gains (losses) on investments	0.20	(0.31)
Net increase (decrease) in net assets resulting from operations	0.21	(0.25)
Distributions(b)
Return of capital distributions	(0.15)	(0.17)
Dividends from net investment income	(0.01)	—
Total Distributions	(0.16)	(0.17)
Other (c)	0.01	0.01
Net asset value at end of period	$8.34	$9.47
Total return based on net asset value (d)	2.62%	(2.64)%

Supplemental Data:
Net assets at end of period	$19,883,702	$22,647,013
Average net assets	$19,721,052	$23,028,864
Average shares outstanding	2,364,156	2,382,257
Ratio to average net assets:
Total annual expenses	20.28%	13.12%
Total annual expenses (after expense limitation agreement)	16.56%	10.39%
Net investment income (loss)	0.64%	2.62%

Portfolio Turnover	1.86%	1.95%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.

(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive effects from the sales of the Company’s shares and the effects of share repurchases during the period.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2020	June 30, 2019(e)	June 30, 2018(f)	June 30, 2018(f)
			PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of period	9.88	$9.89	$13.53	$13.53
Net investment income	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.57)	(0.54)	(0.62)	(0.62)
Dividends from net investment income	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs		0.61	—	—
Other (c)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,558,402	$23,410,715	$7,933,028	$420,136
Average net assets	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	13.07%	9.11%	8.91%	8.73%
Net investment income	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	24.56%	93.42%	37.42%	37.42%

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

(e) Data presented for the year ended June 30, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger and conversion into shares of the Company. The net asset value per share at beginning of year has been adjusted by the exchange ratio used in the Merger.

(f)The per share data and total return include the shareholder activity prior to PWAY’s conversion to an interval fund. PWAY Class A Shares include the activity for Class R shares prior to such conversion and PWAY Class I Shares include activity for PWAY Class I Shares and Class RIA shares prior to such conversion.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

	Year Ended	Period Ended
	June 30, 2017	June 30, 2016 (a)
	PWAY Class R, RIA and I	PWAY Class R, RIA and I
Per Share Data(b):
Net asset value, beginning of year or period	$12.81	$13.80
Net investment income	0.71	1.21
Net realized and unrealized gains (losses) on investments	0.68	(0.03)
Net increase in net assets resulting from operations	1.39	1.18
Return of capital distributions(c)	(0.92)	(0.75)
Offering costs	0.03	(0.62)
Other(d)	0.22	(0.80)
Net asset value, end of year or period	$13.53	$12.81
Total return, based on NAV(e)	13.20%	(1.75)%

Supplemental Data:
Net assets, end of year or period	$8,405,744	$5,976,355
Average net assets	$7,508,410	$3,597,990
Average shares outstanding	550,843	341,596
Ratio to average net assets:
Expenses without expense support payment	22.05%	36.65%
Expenses after expense support payment	10.52%	3.41%
Net investment income	5.19%	11.50%

Portfolio turnover	27.54%	4.27%

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(2) This column is inapplicable.
NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income				Net Investment Income
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$314,140	N/A	$0.49	$0.49	$(279,116)	N/A	$(0.43)	$(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	$0.23	N/A	N/A	(709,296)	$(0.30)	N/A	N/A

September 30, 2019	$748,644	$0.31	N/A	N/A	$150,724	$0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A
June 30, 2020	839,755	0.35	N/A	N/A	145,913	0.06	N/A	N/A

September 30, 2020	$848,045	$0.36	N/A	N/A	$31,475	$0.01	N/A	N/A

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Data presented for September 30, 2018-March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

	Net Realized and Unrealized (Losses) Gains				Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$(142,584)	N/A	$(0.22)	$(0.23)	$(421,700)	N/A	$(0.65)	$(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	$(0.10)	N/A	N/A	(947,463)	$(0.40)	N/A	N/A

September 30, 2019	$(744,821)	$(0.31)	N/A	N/A	$(594,097)	$(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A
June 30, 2020	773,450	0.32	N/A	N/A	919,363	0.38	N/A	N/A

September 30, 2020	$475,633	$0.20	N/A	N/A	$507,108	$0.21	N/A	N/A

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Data presented for September 30, 2018-March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the merger.
NOTE 14 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Net increase (decrease) in net assets resulting from operations	$507,108	$(594,097)
Weighted average common shares outstanding	2,364,156	2,382,257
Net increase (decrease) in net assets resulting from operations per share	$0.21	$(0.25)

NOTE 15 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 12, 2020 and notes the following:
Sales of Common Stock
For the period beginning October 1, 2020 and ending November 12, 2020, the Company sold 2,769 shares of its common stock for gross proceeds of $25,000 and issued 16,355 shares pursuant to its distribution reinvestment plan in the amount of $138,858.

Investment Activity

On October 1, 2020, the Company funded the outstanding $39,773 of the delayed draw term loan commitment for our investment in Amerilife Holdings, LLC portfolio company.

Offering Price

On November 6, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $9.33 per share to $9.40 per share. The change in the public offering price became effective as of November

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) September 30, 2020

12, 2020 and first applied to subscriptions in good order received on or after November 9, 2020.
Repurchase Offer
On September 17, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $229,113. The Tender Offer is for cash at a price equal to the net offering price per share determined as of October 20, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.

Revolving Credit Facility

Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021.  As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021.

Distributions

On November 6, 2020, the Board of Directors declared distributions for the months of December 2020, January 2021 and February 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current offering price. The distributions have weekly record dates as of the close of business of each week in December 2020, January 2021 and February 2021 and equal a weekly amount of $0.01262 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
December 4, 11, 18 and 25, 2020	January 4, 2021	$0.05048
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	$0.06310
February 5, 12, 19 and 26, 2021	March 5, 2021	$0.05048

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

We are offering for sale a maximum amount of $300,000,000 our shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $9.40 per Class A Share. As of November 12, 2020, we have sold a total of 2,376,931 shares of common stock, including 221,942 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,740,423, including the reduction due to ($2,990,965) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “Former Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the Wuhan Virus a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended September 30, 2020, and subsequent to September 30, 2020, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the Wuhan Virus pandemic on the markets.

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
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2020, we purchased investment securities (excluding short-term securities) of $1,234,517. During the same three month period, sales and redemptions of investment securities (excluding short-term securities) were $691,385, resulting in a total net portfolio growth of $543,132 for the three months ended September 30, 2020.
Debt Issuances and Redemptions
During the three months ended September 30, 2020, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of September 30, 2020. See "Credit Facility".
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
On September 17, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $229,113. The Tender Offer is for cash at a price equal to the net offering price per share determined as of October 20, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.
Equity Issuances
As part of the dividend reinvestment plan, we issued 7,120, 8,839 and 6,794 shares of our common stock on July 6, 2020, August 8, 2020 and September 4, 2020, respectively. On October 2, 2020, we issued 7,247 of our common stock in connection with the dividend reinvestment plan for September 2020 distributions. On November 6, 2020, we issued 9,108 shares of our common stock in connection with the dividend reinvestment plan for October 2020 distributions.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Prospect Capital Management, has access to 93 professionals, 40 of whom perform investment advisory functions.

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
Merger
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc., which was subsequently changed to Prospect Flexible Income Fund, Inc. on August 5, 5050, as discussed above. As a result of the Merger the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.
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
Portfolio and Investment Activity
During the three months ended September 30, 2020, we purchased investment securities (excluding short-term securities) of $1,234,517. During the same three month, sales and redemptions of investment securities (excluding short-term securities) were $691,385, resulting in a total net portfolio growth of $543,132 for the three months ended September 30, 2020. As of September 30, 2020, our investment portfolio, with a total fair value of $37,850,100, consisted of interests in 55 investments (82% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 14% in CLO - subordinated notes).
During the three months ended September 30, 2020, the U.S. loan market exhibited a heightened level of volatility. As of September 30, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. During quarter end September 30, 2020, U.S. loan prices rebounded and as a result, our portfolio increased in value during the three months ended September 30, 2020.

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
Portfolio Holdings
As of September 30, 2020, our investment portfolio, with a total fair value of $37,850,100, consisted of interests in 28 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2020 and June 30, 2020:

	As of September 30, 2020			As of June 30, 2020
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$30,341,339	$30,140,704	80%	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,123,701	812,905	2%	1,558,072	1,213,148	4%
Equity/Other	681,111	867,914	2%	681,111	786,988	2%
Senior Secured Notes	960,495	846,716	2%	955,986	811,267	2%
Structured subordinated notes	6,490,081	5,181,861	14%	6,372,119	5,198,739	14%
Total	$39,596,727	$37,850,100	100%	$38,874,913	$36,663,703	100%

Number of portfolio companies	28			27
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	18%			16%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	8%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and June 30, 2020:

	September 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,490,081	16%	$5,181,861	14%
Healthcare & Pharmaceuticals	4,552,160	12%	4,986,227	13%
Services: Consumer	4,523,961	11%	4,499,229	12%
High Tech Industries	4,108,861	10%	4,112,159	11%
Telecommunications	3,750,523	10%	3,689,794	10%
Media: Broadcasting & Subscription	2,189,889	6%	2,028,497	5%
Services: Business	1,975,885	5%	1,954,348	5%
Wholesale	1,961,599	5%	1,875,111	5%
Construction & Building	1,726,219	4%	1,700,325	4%
Media: Diversified and Production	1,580,941	4%	1,656,200	4%
Transportation: Cargo	1,466,482	4%	1,466,482	4%
Automotive	1,183,437	3%	1,210,101	3%
Financial	960,495	2%	846,716	2%
Banking, Finance, Insurance & Real Estate	707,167	2%	707,167	2%
Consumer goods: Durable	730,386	2%	707,045	2%
Beverage, Food & Tobacco	479,926	1%	453,433	1%
Energy: Oil & Gas	496,039	1%	401,875	1%
Media: Advertising, Printing & Publishing	494,179	1%	365,548	1%
Retail	218,497	1%	7,982	1%
Total	$39,596,727	100%	$37,850,100	100%

	June 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,372,119	16%	$5,198,739	14%
Healthcare & Pharmaceuticals	4,559,170	12%	4,911,755	13%
Services: Consumer	4,684,684	12%	4,589,768	13%
High Tech Industries	4,552,866	12%	4,508,948	12%
Telecommunications	3,747,852	10%	3,580,442	10%
Media: Broadcasting & Subscription	2,193,588	6%	2,031,588	6%
Services: Business	1,980,964	5%	1,960,850	5%
Wholesale	1,965,137	5%	1,807,778	5%
Construction & Building	1,730,600	4%	1,644,070	5%
Media: Diversified and Production	1,574,165	4%	1,644,000	4%
Transportation: Cargo	1,469,043	4%	1,469,647	4%
Financial	955,986	2%	811,267	2%
Consumer goods: Durable	736,490	2%	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%	663,305	2%
Beverage, Food & Tobacco	480,744	1%	436,673	1%
Energy: Oil & Gas	495,843	1%	365,000	1%
Media: Advertising, Printing & Publishing	493,860	1%	332,812	1%
Retail	218,497	1%	1,774	0%
Total	$38,874,913	100%	$36,663,703	100%
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
The following table shows the composition of our investment portfolio by level of control as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$472,357	1%	$867,914	2%	$472,357	1%	$786,988	2%
Non-Control/Non-Affiliate	39,124,370	99%	36,982,186	98%	38,402,556	99%	35,876,715	98%
Total Investments	$39,596,727	100%	$37,850,100	100%	$38,874,913	100%	$36,663,703	100%

(1) As of September 30, 2020 and June 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Valuation of Portfolio Investments”.

Net Asset Value
During the three months ended September 30, 2020, our net asset value increased by $325,302, or $0.06 per share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $475,633, or $0.20 per weighted average share. The increase was primarily offset by $0.14 of dilution per share related to distributions exceeding our net investment income of $31,475. The following table shows the calculation of net asset value per share as of September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
Net assets	$19,883,702	$19,558,400
Shares of common stock issued and outstanding	2,384,793	2,363,011
Net asset value per share	$8.34	$8.28
Results of Operations
Investment Income
For the three months ended September 30, 2020 and 2019 we generated $848,045 and $748,644, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the three months ended September 30, 2020 and 2019, PIK interest included in interest income totaled $7,507 and $29, respectively. Investment income for the three months ended September 30, 2020 and 2019, increased due to the increase in assets and investments as a result of the Merger.
Operating Expenses
Total operating expenses before expense limitation support totaled $999,956 and $755,329 for the three months ended September 30, 2020 and 2019 respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense.
The base management fees for the three months ended September 30, 2020 and 2019 respectively, were $183,386 and $157,409.
The interest and credit facility expense for the three months ended September 30, 2020 and 2019 respectively, were $146,648 and $100,170.
The amortization of offering costs for the three months ended September 30, 2020 and 2019 respectively, were $147,743 and $120,606.
The legal expenses for the three months ended September 30, 2020 and 2019 respectively, were $72,417 and $25,358. The legal expenses for the three months ended September 30, 2020 were higher due to the costs incurred for additional SEC filings.

Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(183,386) and $(157,409) for the three months ended September 30, 2020 and 2019 respectively.

Net Investment Income
Our net investment income totaled $31,475 and $150,724 for the three months ended September 30, 2020 and 2019 respectively.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2020 and 2019 respectively, we received proceeds from sales and repayments on unaffiliated investments of $691,385 and $1,622,438, from which we realized gains (losses) of $11,050 and $(264,029).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2020 and 2019 respectively, net change in unrealized gains (losses) totaled $464,583 and $(480,792), respectively. For the three months ended September 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic and its effect on market yields and fundamental portfolio company performance. For more information, see “Valuation of Portfolio Investments”.
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
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price was effective for all closings occurring on or after May 15, 2020. On August 12, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $8.78 per share to $9.03 per share. The change in the public offering price was effective as of August 12, 2020 and first applied to subscriptions in good order received on or after August 12, 2020. In addition, on August 26, 2020, the Company increased its offering price from $9.03 per share to $9.33 per share. The increase in the offering price was effective for all closings occurring on or after August 26, 2020. On November 6, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $9.33 per share to $9.40 per share. The change in the public offering price became effective as of November 12, 2020 and first applied to subscriptions in good order received on or after November 9, 2020. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 12, 2020 and notes the following:
Sales of Common Stock
For the period beginning October 1, 2020 and ending November 12, 2020, the Company sold 2,769 shares of its common stock for gross proceeds of $25,000 and issued 16,355 shares pursuant to its distribution reinvestment plan in the amount of $138,858.
Investment Activity

On October 1, 2020, the Company funded the outstanding $39,773 of the delayed draw term loan commitment for our investment in Amerilife Holdings, LLC portfolio company.

Offering Price

On November 6, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $9.33 per share to $9.40 per share. The change in the public offering price became effective as of November 12, 2020 and first applied to subscriptions in good order received on or after November 9, 2020.
Repurchase Offer
On September 17, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $229,113. The Tender Offer is for cash at a price equal to the net offering price per share determined as of October 20, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.

Revolving Credit Facility

Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021.  As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021.

Distributions

On November 6, 2020, the Board of Directors declared distributions for the months of December 2020, January 2021 and February 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current offering price. The distributions have weekly record dates as of the close of business of each week in December 2020, January 2021 and February 2021 and equal a weekly amount of $0.01262 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
December 4, 11, 18 and 25, 2020	January 4, 2021	$0.05048
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	$0.06310
February 5, 12, 19 and 26, 2021	March 5, 2021	$0.05048
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

Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, Prospect Administration LLC (the "Administrator"), an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $224,993 and $163,793, respectively. As of September 30, 2020 and June 30, 2020, $225,651 and $122,384, respectively, was payable to the Administrator by the Company.

Allocation of Expenses

The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2020 and 2019, PRIS incurred $13,138 and $20,793, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of valuation services on the Consolidated Statements of Operations. As of September 30, 2020 and June 30, 2020, $26,654 and $13,516, respectively, of expense is due to PRIS, which is presented as part of due to affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software is initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2020 and 2019, PSEC incurred $0 and $2,351, respectively in expenses related to the filing services that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2020 and June 30, 2020, $0 was due to PSEC.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the three months ended September 30, 2020 and 2019, the Company incurred $0 in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2020 and June 30, 2020, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2020. The officers do not receive any direct compensation from the Company.
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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Impact of the novel coronavirus (the "Wuhan Virus") pandemic

As of September 30, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended September 30, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Due from and to Adviser
Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. The due from and due to Adviser balances are presented net on the Consolidated Statements of Assets and

Liabilities as of September 30, 2020 and are presented net on the Consolidated Statements of Assets and Liabilities as of June 30, 2020. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2020 and 2019, PIK interest included in interest income totaled $7,507 and $29, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of September 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures.

Tax Cuts and Jobs Act

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “TaxAct”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions.We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However,our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation and taxation. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such additional guidance is issued.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2020:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$964,494	$630,000	$334,494
Up 200 basis points	$642,996	$420,000	$222,996
Up 100 basis points	$321,498	$210,000	$111,498
Down 100 basis points	$(31,008)	$(49,115)	$18,107

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2020.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have,a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”). The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic rescission.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of the Company to accurately or reliably value its portfolio;

•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;

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

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at September 30,

2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The volatility and disruption to the global economy from the Wuhan Virus pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the Wuhan Virus pandemic, Prospect Capital Management L.P. instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the Wuhan Virus pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

It is virtually impossible to determine the ultimate impact of Wuhan Virus at this time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.
Accordingly, an investment in the Company is subject to an elevated degree of risks as compared to other market environments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 6, 2020	June 5, 12, 19, and 26, 2020	7,120	$8.25
August 7, 2020	July 6, 10, 17, 24 and 31, 2020	8,839	$8.25
September 4, 2020	August 7, 14, 21 and 28, 2020	6,795	$8.49
October 2, 2020	September 4, 11, 18 and 25, 2020	7,247	$8.49

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

On September 17, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we can repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $229,113. The Tender Offer is for cash at a price equal to the net offering price per share determined as of October 20, 2020 (“Purchase Price”). The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC. (FORMERLY KNOWN AS TP FLEXIBLE INCOME FUND, INC.)

By: /s/ M. Grier Eliasek
M. Grier Eliasek
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Kristin Van Dask
Kristin Van Dask
Chief Financial Officer
(Principal Accounting and Financial Officer)