Form 10-Q
period 2020-12-31
Prospect Flexible Income Fund, Inc.
filed 2021-02-16
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
PROSPECT FLEXIBLE INCOME FUND, INC.(Exact name of Registrant as specified in its charter)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 16, 2021 was 2,379,084.

PROSPECT FLEXIBLE INCOME FUND, INC.
TABLE OF CONTENTS

Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the impact of investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus (“Wuhan Virus”) pandemic, on our and our portfolio companies’ business and the global economy;
•uncertainty surrounding the financial stability of the United States, Europe, and China;
•the ability of our portfolio companies to achieve their objectives;
•difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;
•the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;
•adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;
•a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;
•our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

PART I
Item 1. Financial Statements

Assets	December 31, 2020	June 30, 2020
	(unaudited)	(audited)
Investments at fair value:
Affiliate investments (amortized cost of $472,357 and $472,357, respectively)	$995,000	$786,988
Non-control/non-affiliate investments (amortized cost of $38,809,377 and $38,402,556, respectively)	37,755,443	35,876,715
Total investments (amortized cost of $39,281,734 and $38,874,913, respectively)	38,750,443	36,663,703
Cash	2,565,440	3,602,662
Deferred financing costs (Note 11)	492,528	522,163
Prepaid expenses and other assets	357,445	385,597
Deferred offering costs	190,512	281,203
Interest receivable	126,564	64,550
Receivable for repayments of portfolio investments	48,519	—
Receivable for investments sold	—	381,075
Total Assets	$42,531,451	$41,900,953

Liabilities
Revolving Credit Facility (Note 11)	$21,000,000	$21,000,000
Due to Administrator (Note 4)	249,008	122,384
Due to Adviser (Note 4)	184,345	—
Distributions payable	120,377	111,447
Accrued audit fees	114,000	178,550
Due to Affiliates (Note 4)	105,862	94,975
Accrued legal fees	98,820	55,241
Accrued expenses	93,500	28,329
Interest payable	59,406	61,627
Payable for investments purchased	—	690,000
Total Liabilities	$22,025,318	$22,342,553
Commitments and Contingencies (Note 10)	—	—
Net Assets	$20,506,133	$19,558,400

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,384,673 and 2,363,011 shares issued and outstanding, respectively) (Note 3)	$2,385	$2,363
Paid-in capital in excess of par (Note 3)	25,952,125	27,133,944
Total distributable earnings (loss) (Note 6)	(5,448,377)	(7,577,907)
Net Assets	$20,506,133	$19,558,400
Net Asset Value Per Share (Note 12)	$8.60	$8.28

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Investment Income
Interest income from non-control/non-affiliate investments	$548,536	$619,251	$1,114,461	$1,133,160
Interest income from structured credit securities	322,559	234,597	604,679	469,332
Total Investment Income	871,095	853,848	1,719,140	1,602,492

Operating Expenses
Allocation of overhead from Prospect Administration (Note 4)	249,280	173,523	474,273	337,316
Base management fees (Note 4)	184,345	182,205	367,731	339,614
Interest expense and credit facility expenses (Note 11)	144,803	175,833	291,451	276,003
Audit and tax expense	144,050	81,050	216,850	136,883
Amortization of offering costs	128,585	151,288	276,328	271,894
Legal expense	68,269	86,263	140,686	111,621
General and administrative	44,233	32,789	85,456	72,369
Insurance expense	43,104	38,461	86,208	76,923
Transfer agent’s fees and expenses	37,441	39,205	72,455	69,758
Valuation services	30,488	24,852	63,116	48,417
Total Operating Expenses	1,074,598	985,469	2,074,554	1,740,798
Expense limitation payment (Note 4)	—	(182,205)	(183,386)	(339,614)
Total Net Operating Expenses	1,074,598	803,264	1,891,168	1,401,184
Net Investment Income (Loss)	(203,503)	50,584	(172,028)	201,308

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	(431,439)	11,050	(695,468)
Net realized gains (losses)	—	(431,439)	11,050	(695,468)
Net change in unrealized gains (losses):
Affiliate investments	127,086	101,175	208,012	123,773
Non-control/non-affiliate investments	1,088,250	(16,981)	1,471,907	(520,371)
Net change in unrealized gains (losses)	1,215,336	84,194	1,679,919	(396,598)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	1,215,336	(347,245)	1,690,969	(1,092,066)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,011,833	$(296,661)	$1,518,941	$(890,758)
Net increase (decrease) in net assets resulting from operations per share (Note 12)(1)	$0.42	$(0.13)	$0.64	$(0.38)
Distributions declared per share	$0.17	$0.17	$0.31	$0.34

(1) For the three months ended December 31, 2020 and 2019, the weighted average common shares outstanding were 2,385,301 and 2,364,411, respectively.For the six months ended December 31, 2020 and 2019, the weighted average common shares outstanding were 2,373,291 and 2,370,647, respectively.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
For the Three Months Ended December 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2020	2,384,793	$2,385	$26,970,191	$(7,088,874)	$19,883,702
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	(203,503)	(203,503)
Net change in unrealized gains (losses) on investments	—	—	—	1,215,336	1,215,336
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	49,157	49,157
Return of capital distributions	—	—	(438,000)	—	(438,000)
Capital Transactions
Shares issued	3,318	3	29,997	—	30,000
Commissions and fees on shares issued	—	—	(1,803)	—	(1,803)
Shares issued through reinvestment of distributions	23,548	24	200,333	—	200,357
Repurchase of common shares	(26,986)	(27)	(229,086)	—	(229,113)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,507)	579,507	—
Total Increase (Decrease) for the three months ended December 31, 2020	(120)	—	(1,018,066)	1,640,497	622,431
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133

	Common Stock
For the Three Months Ended December 31, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of September 30, 2019	2,392,140	$2,392	$29,936,368	$(7,291,747)	$22,647,013
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	50,584	50,584
Net realized gains (losses) on investments	—	—	—	(431,439)	(431,439)
Net change in unrealized gains (losses) on investments	—	—	—	84,194	84,194
Distributions to Shareholders (Note 5)
Return of capital distributions	—	—	(404,093)	—	(404,093)
Capital Transactions
Shares issued	19,813	20	211,979	—	211,999
Shares issued through reinvestment of distributions	(86,204)	(86)	(786,962)	—	(787,048)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,348,284)	1,348,284	—
Total Increase (Decrease) for the three months ended December 31, 2019	(66,391)	(66)	(2,327,360)	1,051,623	(1,275,803)
Balance as of December 31, 2019	2,325,749	$2,326	$27,609,008	$(6,240,124)	$21,371,210

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
For the Six Months Ended December 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	(172,028)	(172,028)
Net realized gains (losses) on investments	—	—	—	11,050	11,050
Net change in unrealized gains (losses) on investments	—	—	—	1,679,919	1,679,919
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	30,720	30,720
Return of capital distributions	—	—	(789,166)	—	(789,166)
Capital Transactions
Shares issued	31,133	31	280,969	—	281,000
Commissions and fees on shares issued	—	—	(16,862)	—	(16,862)
Shares issued through reinvestment of distributions	46,301	47	389,654	—	389,701
Repurchase of common shares	(55,772)	(56)	(466,545)	—	(466,601)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,869)	579,869	—
Total Increase (Decrease) for the six months ended December 31, 2020	21,662	22	(1,181,819)	2,129,530	947,733
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133

	Common Stock
For the Six Months Ended December 31, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	201,308	201,308
Net realized gains (losses) on investments	—	—	—	(695,468)	(695,468)
Net change in unrealized gains (losses) on investments	—	—	—	(396,598)	(396,598)
Distributions to Shareholders (Note 5)
Return of capital distributions	—	—	(810,134)	—	(810,134)
Capital Transactions
Shares issued	2,197	2	24,998	—	25,000
Commissions and fees on shares sold	—	—	(1,857)	—	(1,857)
Shares issued through reinvestment of distributions	39,745	40	425,252	—	425,292
Repurchase of common shares	(86,204)	(86)	(786,962)	—	(787,048)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,348,284)	1,348,284	—
Total Increase (Decrease) for the six months ended December 31, 2019	(44,262)	(44)	(2,496,987)	457,526	(2,039,505)
Balance as of December 31, 2019	2,325,749	$2,326	$27,609,008	$(6,240,124)	$21,371,210

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,518,941	$(890,758)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	276,328	271,894
Purchases of investments	(1,274,290)	(19,425,198)
Repayments and sales of portfolio investments	1,105,458	3,275,274
Net change in unrealized (gains) losses on investments	(1,679,919)	396,598
Net realized (gains) losses on investments	(11,050)	695,468
Accretion of purchase discount on investments, net	(211,784)	(45,357)
Amortization of deferred financing costs	29,635	31,175
Payment-in-kind interest	(15,155)	(58)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	381,075	887,631
Receivable for repyaments from portfolio investments	(48,519)	—
Interest receivable	(62,014)	(24,509)
Due from Adviser (Note 4)	—	128,852
Deferred offering costs (Note 4)	(185,637)	(305,288)
Prepaid expenses and other assets	28,152	79,220
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	184,345	(127,414)
Accrued expenses	65,171	(131,103)
Accrued legal fees	43,579	(447,267)
Accrued audit fees	(64,550)	(174,306)
Due to Administrator (Note 4)	126,624	(53,079)
Payable for investments purchased	(690,000)	(1,785,149)
Due to Affiliates (Note 4)	10,887	12,619
Interest payable	(2,221)	52,839
Net cash provided by (used in) operating activities	(474,944)	(17,577,916)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	281,000	25,000
Commissions and fees on shares issued	(16,862)	(1,857)
Distributions paid to stockholders	(359,815)	(386,395)
Repurchase of common shares	(466,601)	(821,768)
Financing costs paid and deferred	—	(125,000)
Borrowings under Revolving Credit Facility (Note 11)	—	15,500,000
Net cash provided by (used in) financing activities	(562,278)	14,189,980
Net increase (decrease) in cash	(1,037,222)	(3,387,936)
Cash at beginning of period	3,602,662	6,730,743
Cash at end of period	$2,565,440	$3,342,807
Supplemental disclosures:
Cash paid for interest	$264,038	$191,989
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$389,701	$425,292

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2020
(unaudited)

						December 31, 2020
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(m)(n)
Amerilife Holdings, LLC (g)(j)(l)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.15%)	—	3/18/2027	$746,354	$745,119	$746,354	3.64%
CareerBuilder (g)(l)(j)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	911,695	901,908	4.40%
Correct Care Solutions Group Holdings, LLC (g)(l)(j)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.67%)	—	10/1/2025	2,065,256	2,028,686	2,065,256	10.07%
Digital Room Holdings, Inc(g)(l)(j)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (5.27%)	—	5/21/2026	1,970,000	1,944,749	1,945,400	9.49%
First Brands, LLC (f/k/a Trico Group, LLC)(g)(j)(l)	Automotive	7/23/2020	1ML+7.50% (8.50%)	1.00	2/2/2024	1,234,350	1,180,030	1,234,350	6.02%
GK Holdings, Inc.(i)(o)(j)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (9.00%)	1.00	1/20/2021	117,500	117,459	107,220	0.52%
Global Tel*Link Corporation (g)(l)(j)	Telecommunications	4/5/2019	1ML+4.25% (4.40%)	—	11/28/2025	1,968,615	1,918,098	1,916,998	9.35%
Help/Systems Holdings, Inc. (g)(j)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,488,750	1,476,109	1,488,750	7.26%
Janus International Group, LLC (g)(l)(j)	Construction & Building	7/9/2019	3ML+4.50% (5.50%)	1.00	2/12/2025	1,721,837	1,721,837	1,717,533	8.38%
Keystone Acquisition Corp. (g)(l)(j)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,066,064	2,044,109	2,066,064	10.08%
McAfee LLC (g)(k)	High Tech Industries	9/17/2017	1ML+3.75% (3.90%)	—	9/30/2024	215,557	213,842	215,868	1.05%
The Octave Music Group, Inc.(g)(j)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	730,603	724,281	719,675	3.51%
PGX Holdings, Inc. (f)(g)(j)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%)	1.00	9/29/2023	647,645	644,342	647,645	3.16%
Quidditch Acquisition, Inc. (g)(j)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	486,250	479,043	459,100	2.24%
Research Now Group, Inc. & Survey Sampling International LLC (g)(j)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,970,806	1,970,806	1,970,806	9.61%
Rocket Software, Inc. (g)(l)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.40%)	—	11/28/2025	2,065,343	2,050,070	2,058,940	10.04%
Securus Technologies Holdings, Inc.(g)(l)(j)	Telecommunications	7/31/2019	1ML+4.50% (5.50%)	1.00	11/1/2024	1,969,543	1,833,831	1,900,600	9.27%
Shutterfly, Inc.(g)(l)(j)	Media: Diversified and Production	11/14/2019	3ML+6.00% (7.00%)	1.00	9/25/2026	1,601,935	1,447,716	1,592,100	7.76%
Sorenson Communications, LLC (g)(l)(j)	Services: Consumer	4/26/2019	3ML+6.50% (6.75%)	—	4/29/2024	1,088,337	1,075,411	1,088,337	5.31%
Staples, Inc.(g)(l)(k)	Wholesale	11/18/2019	3ML+5.00% (5.21%)	—	4/16/2026	1,979,899	1,957,634	1,932,444	9.42%
Transplace Holdings, Inc. (g)(j)	Transportation: Cargo	4/10/2019	3ML+3.75% (4.75%)	1.00	10/7/2024	1,478,471	1,463,257	1,478,471	7.21%
Upstream Newco, Inc.(g)(j)	Services: Consumer	10/24/2019	1ML+4.50% (4.65%)	—	11/20/2026	1,736,875	1,729,503	1,736,848	8.47%
Vero Parent Inc. (Sahara) (g)(j)	High Tech Industries	8/11/2017	3ML+6.25% (6.48%)	—	8/16/2024	338,704	336,299	338,577	1.65%
Total Senior Secured Loans-First Lien							$30,013,926	$30,329,244	147.91%

Senior Secured Loans-Second Lien(j)(m)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$496,235	$460,938	2.25%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	12,009	9,927	9,306	0.04%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (13.25%)	1.00	1/21/2022	125,000	123,983	75,000	0.37%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	494,499	371,250	1.81%
Total Senior Secured Loans-Second Lien							$1,124,644	$916,494	4.47%

Senior Secured Notes (j)(m)(p)
Ace Cash Express, Inc.(l)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$965,005	$935,847	4.56%
Total Senior Secured Notes							$965,005	$935,847	4.56%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2020
(unaudited)

						December 31, 2020
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(e)(j)(m)
Apidos CLO XXIV	Structured Finance	5/17/2019	23.24%	N/A	10/20/2030	$250,000	$161,654	$153,954	0.75%
Apidos CLO XXVI	Structured Finance	7/25/2019	23.31%	N/A	7/18/2029	250,000	182,901	195,004	0.95%
California CLO IX, Ltd.	Structured Finance	12/13/2019	28.40%	N/A	7/16/2032	500,000	198,610	238,611	1.16%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	18.93%	N/A	7/15/2030	250,000	199,172	165,994	0.81%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	15.44%	N/A	1/22/2030	500,000	486,906	407,917	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	19.34%	N/A	7/24/2030	250,000	177,085	116,452	0.57%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	19.63%	N/A	10/29/2029	250,000	197,372	146,799	0.72%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	29.16%	N/A	4/22/2030	250,000	178,962	180,474	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	18.76%	N/A	10/22/2030	250,000	195,317	160,907	0.78%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	20.20%	N/A	7/16/2029	850,000	551,790	437,562	2.13%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	23.71%	N/A	7/19/2030	500,000	292,475	300,520	1.47%
Octagon Investment Partners XXI,Ltd.(l)	Structured Finance	1/6/2016	17.66%	N/A	2/14/2031	387,538	236,447	177,972	0.87%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	16.11%	N/A	3/17/2030	475,000	437,843	370,352	1.81%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	36.13%	N/A	7/20/2030	250,000	158,013	160,488	0.78%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	29.51%	N/A	4/15/2031	500,000	416,623	378,276	1.84%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	28.67%	N/A	10/21/2030	250,000	194,530	198,379	0.97%
OZLM XII, Ltd.	Structured Finance	1/17/2017	1.70%	N/A	4/30/2027	275,000	181,476	126,572	0.62%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	18.68%	N/A	1/26/2031	1,500,000	864,392	681,142	3.32%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	23.06%	N/A	10/23/2031	150,000	60,665	51,775	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	16.28%	N/A	1/21/2031	250,000	234,149	208,327	1.02%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	16.45%	N/A	7/22/2030	325,000	259,900	169,928	0.83%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	22.11%	N/A	10/15/2031	250,000	214,670	206,481	1.01%
Voya IM CLO 2013-1, Ltd.(l)	Structured Finance	6/9/2016	12.38%	N/A	10/15/2030	278,312	199,837	144,184	0.70%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	17.78%	N/A	1/21/2031	250,000	216,259	195,788	0.95%
Total Structured Subordinated Notes							$6,497,048	$5,573,858	27.18%

Equity/Other(a)(j)(m)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$38,809,377	$37,755,443	184.12%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(m)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$995,000	4.85%
Total Equity/Other							$472,357	$995,000	4.85%

Total Affiliate Investments							$472,357	$995,000	4.85%

Total Portfolio Investments							$39,281,734	$38,750,443	188.97%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2020, 16% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2020
(unaudited)

Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at  December 31, 2020 and June 30, 2020 were $31,054,212 and $29,705,147, respectively, representing 80% and 81% of our total investments, respectively.
(h)    Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at December 31, 2020 represented 4.85% of the Company’s net assets. Fair value as of December 31, 2020 along with transactions during the six months ended December 31, 2020 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2020	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at December 31, 2020	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$786,988	$—	$—	$208,012	—	$995,000	$—
Total		$786,988	$—	$—	$208,012	$—	$995,000	$—
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
(j)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.
(k) Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 2 within the accompanying notes to the consolidated financial statements.
(l)     Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Secured Notes	7/15/2019	$493,625
Amerilife Holdings, LLC	Senior Secured Loans-First Lien	11/2/2020	85,227
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
First Brands, LLC (f/k/a Trico Group, LLC)	Senior Secured Loans-First Lien	7/28/2020	750,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured subordinated notes	2/14/19	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Sorenson Communications, LLC	Senior Secured Loans-First Lien	5/27/2020	985,000
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured subordinated notes	10/17/2017, 7/1/2019	20,584
(m)     None of the investments qualify as restricted securities in accordance with Rule 12-12 of Regulation S-X.
(n)     Syndicated investments which were originated by a financial institution and broadly distributed.
(o)     Investment on non-accrual status as of the reporting date (see Note 2).
(p) During the three months ended December 31, 2020, the characterization of this investment changed from non-qualifying to qualifying.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2020

						June 30, 2020
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(j)(l)(n)
Amerilife Holdings, LLC (Delayed Draw - $85,227 Commitment) (g)(m)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.00%)	—	3/18/2027	$—	$—	$—	—%
Amerilife Holdings, LLC (g)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.17%)	—	3/18/2027	664,773	663,305	663,305	3.39%
CareerBuilder (g)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	901,368	880,423	4.50%
Correct Care Solutions Group Holdings, LLC (g)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.67%)	—	10/1/2025	2,075,793	2,035,345	2,048,026	10.47%
Digital Room Holdings, Inc(g)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (6.45%)	—	5/21/2026	1,980,000	1,952,387	1,871,800	9.57%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (7.94%)	1.00	1/20/2021	118,125	117,703	84,164	0.43%
Global Tel*Link Corporation (g)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.43%)	—	11/28/2025	1,977,393	1,921,693	1,846,242	9.44%
Help/Systems Holdings, Inc. (g)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,496,250	1,482,527	1,482,957	7.58%
Janus International Group, LLC (g)(k)	Construction & Building	7/9/2019	6ML+4.50% (5.57%)	1.00	2/12/2025	1,730,600	1,730,600	1,644,070	8.41%
Keystone Acquisition Corp. (g)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,076,742	2,051,467	2,076,741	10.62%
McAfee LLC (g)	High Tech Industries	9/17/2017	1ML+3.75% (3.93%)	—	9/30/2024	240,445	238,500	234,868	1.20%
The Octave Music Group, Inc.(g)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	743,534	736,490	705,287	3.61%
PGX Holdings, Inc. (g)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%)	1.00	9/29/2023	706,546	702,636	706,546	3.61%
Quidditch Acquisition, Inc. (g)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (7.31%)	1.00	3/21/2025	488,812	480,745	436,673	2.23%
Research Now Group, Inc. & Survey Sampling International LLC (g)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,980,964	1,980,964	1,960,850	10.03%
Rocket Software, Inc. (g)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.42%)	—	11/28/2025	2,075,854	2,059,014	2,038,281	10.42%
Securus Technologies Holdings, Inc.(g)(k)	Telecommunications	7/31/2019	1ML+4.50% (5.50%)	1.00	11/1/2024	1,979,695	1,826,159	1,734,200	8.87%
Shutterfly, Inc.(g)(k)	Media: Diversified and Production	11/14/2019	3ML+6.00% (6.31%)	1.00	9/25/2026	1,741,935	1,574,165	1,644,000	8.41%
Sorenson Communications, LLC (g)(k)	Services: Consumer	4/26/2019	3ML+6.50% (6.81%)	—	4/29/2024	1,357,940	1,343,057	1,347,829	6.89%
Staples, Inc.(g)(k)	Wholesale	11/18/2019	1ML+5.00% (6.31%)	—	4/16/2026	1,989,950	1,965,138	1,807,778	9.24%
Transplace Holdings, Inc. (g)	Transportation: Cargo	4/10/2019	6ML+3.75% (4.82%)	1.00	10/7/2024	1,486,294	1,469,043	1,469,647	7.51%
Upstream Newco, Inc.(g)	Services: Consumer	10/24/2019	1ML+4.50% (4.68%)	—	11/20/2026	1,745,625	1,737,622	1,654,970	8.46%
Vero Parent Inc. (Sahara) (g)	High Tech Industries	8/11/2017	3ML+6.25% (6.61%)	—	8/16/2024	340,436	337,697	314,904	1.61%
Total Senior Secured Loans-First Lien							$29,307,625	$28,653,561	146.50%

Senior Secured Loans-Second Lien(j)(l)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$495,842	$365,000	1.87%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	11,825	9,742	1,774	0.01%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (12.19%)	1.00	1/21/2022	125,000	123,498	75,624	0.39%
Inmar, Inc. (g)	Media: Advertising, Printing&Publishing	4/25/2017	6ML+8.00% (9.07%)	1.00	5/1/2025	500,000	493,860	332,812	1.70%
McAfee LLC (g)	High Tech Industries	9/27/2017	1ML+8.50% (9.50%)	1.00	9/29/2025	437,500	435,130	437,938	2.24%
Total Senior Secured Loans-Second Lien							$1,558,072	$1,213,148	6.21%

Senior Secured Notes (a)(j)(l)
Ace Cash Express, Inc.(k)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$955,986	$811,267	4.15%
Total Senior Secured Notes							$955,986	$811,267	4.15%

Structured Subordinated Notes (a)(e)(j)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	20.83%	N/A	10/20/2030	$250,000	$158,111	$144,237	0.74%
Apidos CLO XXVI	Structured Finance	7/25/2019	20.52%	N/A	7/18/2029	250,000	176,714	171,189	0.88%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2020

						June 30, 2020
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
California CLO IX, Ltd.	Structured Finance	12/13/2019	23.03%	N/A	7/16/2032	500,000	183,350	219,316	1.12%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.89%	N/A	7/15/2030	250,000	183,549	152,090	0.78%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.44%	N/A	1/22/2030	500,000	480,053	388,680	1.99%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	15.57%	N/A	7/24/2030	250,000	172,025	107,770	0.55%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	14.57%	N/A	10/29/2029	250,000	192,349	132,052	0.68%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	21.73%	N/A	4/22/2030	250,000	174,573	163,995	0.84%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.66%	N/A	10/22/2030	250,000	183,577	141,354	0.72%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	15.14%	N/A	7/16/2029	850,000	540,175	412,590	2.11%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.90%	N/A	7/19/2030	500,000	284,052	261,483	1.34%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	13.69%	N/A	2/14/2031	387,538	233,443	161,650	0.83%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	12.72%	N/A	3/17/2030	475,000	439,458	338,256	1.73%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	30.01%	N/A	7/20/2030	250,000	150,012	142,543	0.73%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	24.76%	N/A	4/15/2031	500,000	405,831	366,602	1.87%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	23.29%	N/A	10/21/2030	250,000	188,817	176,010	0.90%
OZLM XII, Ltd.	Structured Finance	1/17/2017	0.33%	N/A	4/30/2027	275,000	197,010	117,712	0.60%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	15.39%	N/A	1/26/2031	1,500,000	870,827	675,904	3.45%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.90%	N/A	10/23/2031	150,000	60,832	51,653	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	14.01%	N/A	1/21/2031	250,000	236,191	204,742	1.05%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	9.84%	N/A	7/22/2030	325,000	241,512	145,769	0.75%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.97%	N/A	10/15/2031	250,000	212,471	195,325	1.00%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	8.67%	N/A	10/15/2030	278,312	190,763	136,471	0.70%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	15.31%	N/A	1/21/2031	250,000	216,424	191,346	0.97%
Total Structured Subordinated Notes(e)							$6,372,119	$5,198,739	26.58%

Equity/Other(a)(j)(l)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	$72	$208,754	$—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$38,402,556	$35,876,715	183.44%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(l)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$786,988	4.02%
Total Equity/Other							$472,357	$786,988	4.02%

Total Affiliate Investments							$472,357	$786,988	4.02%

Total Portfolio Investments							$38,874,913	$36,663,703	187.46%
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

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

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC (the "Adviser"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator"), an affiliate of the Adviser, became our administrator. Although PWAY merged into us in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report. The Company adopted PWAY’s fiscal year end of June 30.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
Cash. All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash held at financial institutions, at times, may exceed the FDIC insured limit.
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

Our non-CLO investments are classified as Level 3 fair value measured securities under ASC 820 and are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, expected recovery, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Credit Spread Risk
Credit spreads risk represents the risk that with higher interest rates comes a higher risk of defaults.
Default Risk
Default risk is the risk that a borrower will be unable to make the required payments on their debt obligation.
Downgrade Risk
Downgrade risk results when rating agencies lower their rating on a bond which are usually accompanied by bond price declines.
Liquidity Risk
Liquidity risk represents the possibility that we may not be able to rapidly adjust the size of our investment positions in times of high volatility and financial stress at a reasonable price.
Interest Rate Risk
Interest rate risk represents a change in interest rates, which could result in an adverse change in the fair value of an interest-bearing financial instrument.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 83.69% and 83.78%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2020 and June 30, 2020, the Company had two loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. No amounts were waived by the Adviser under the ELA for the three months ended December 31, 2020. As of June 30, 2020, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $7,647 and $29, respectively. For the six months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $15,155 and $58, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our board of directors quarterly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our board of directors deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually.
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of December 31, 2020 and June 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
taxable income. As of December 31, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and six months ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

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

Tax Cuts and Jobs Act

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and six months ended December 31, 2020:

	Three Months Ended December 31, 2020		Six Months Ended December 31, 2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	3,318	$30,000	31,133	$281,000
Shares issued through reinvestment of distributions	23,548	200,357	46,301	389,701
Repurchase of common shares	(26,986)	(229,113)	(55,772)	(466,601)
Net increase/(decrease) from capital transactions	(120)	$1,244	21,662	$204,100
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and six months ended December 31, 2019:

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,197	$25,000
Shares issued through reinvestment of distributions	19,813	211,999	39,745	425,292
Repurchase of common shares	(86,204)	(787,048)	(86,204)	(787,048)
Net increase/(decrease) from capital transactions	(66,391)	$(575,049)	(44,262)	$(336,756)
Status of Continuous Public Offering
The proceeds from the issuance of common stock as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The tables above are presented gross of selling commissions and dealer manager fees for the three months and six months ended December 31, 2020 and 2019.
The net increase (decrease) from capital transactions during the three months and six months ended December 31, 2020 and 2019 also includes reinvested stockholder distributions as noted in the tables above.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended December 31, 2020
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
Total for the three months ended December 31, 2020		26,986			$229,113

Six months ended December 31, 2020
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
Total for the six months ended December 31, 2020		55,772			$466,601

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for the year ended June 30, 2019		118,560			$1,306,385

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $249,280 and $173,523, respectively. For the six months ended December 31, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $474,273 and $337,316, respectively. As of December 31, 2020 and June 30, 2020, $249,008 and $122,384, respectively, was payable to the Administrator by the Company.
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
The total base management fee incurred by the Adviser was $184,345 and $182,205 during the three months ended December 31, 2020 and 2019, respectively. The total base management fee incurred by the Adviser was $367,731 and $339,614 during the six months ended December 31, 2020 and 2019, respectively. During the three months ended December 31, 2020, the total base management fee was not waived by the Adviser. During the six months ended December 31, 2020, base management fees of $183,386 relating to the three months ended September 30, 2020 were waived by the Adviser. As of December 31, 2020, the total base management fee due to the Adviser after the waiver was $184,345. As of June 30, 2020, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
There were no incentive fees payable as of December 31, 2020 or June 30, 2020. During the three months and six months ended December 31, 2020 and 2019, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2020 and 2019, PRIS incurred $13,138 and $17,862, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2020 and 2019, PRIS incurred $26,277 and $38,655, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, $13,138 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2020 and 2019, PSEC incurred $6,779 and $5,975, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the six months ended December 31, 2020 and 2019, PSEC incurred $6,779 and $8,326, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, $6,000 and $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and six months ended December 31, 2020. The officers do not receive any direct compensation from the Company.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). On April 30, 2020, the Company's board of directors approved extending the ELA for an additional 12-month term ending on April 30, 2021. Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser did not waive base management fees for the three month ended December 31, 2020 pursuant to the ELA as a result of a non-waiver election made by Triton Pacific Adviser, LLC, a member of the Adviser. During the six months ended December 31, 2020, as a part of the ELA, our Adviser waived its base management fees of $183,386 relating to the three months ended September 30, 2020. During the three months and six months ended December 31, 2019, as a part of the ELA, our Adviser waived its base management fees of $182,205 and $339,614, respectively.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
of any ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	$182,915	$—	$182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	$183,386	$—	$183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	$—	$—	$—	—%	—%	N/A
Total	$1,020,702		$1,020,702
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
For the three months ended December 31, 2020 and 2019, TPS incurred offering expenses of $16,937 and $69,734, respectively. For the six months ended December 31, 2020 and 2019 TPS incurred offering expenses of $16,937 and $116,047, respectively. As of December 31, 2020 and June 30, 2020, the Company owes TPS $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $77,269 and $80,661 as of December 31, 2020 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
NOTE 5 - DISTRIBUTIONS
As of December 31, 2020 and June 30, 2020, distributions payable is $120,377 and $111,447, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020, the Company sent the cash distribution payment of $58,056 to the transfer agent ahead of the payment date to investors of January 4, 2021 and it is included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended December 31, 2020 and 2019,:

	Distributions
For the Six Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
December 31, 2020
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	$0.05048	$120,377
Total for the Six Months Ended December 31, 2020		$758,446

	Distributions
For the Six Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
December 31, 2019
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	$0.05240	$124,568
Total for the Six Months Ended December 31, 2019		$810,134

The following FLEX distributions were previously declared and have record dates subsequent to December 31, 2020:

Record Date	Payment date	FLEX Class A Common Shares, per share
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	$0.06310
February 5, 12, 19 and 26, 2021	March 5, 2021	$0.05048
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
During the three months and six months ended December 31, 2020 and 2019 the Company's officers and directors did not purchase any shares of our stock.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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

The estimated tax character of dividends paid to the Company's shareholders during the twelve months ended December 31, 2020 is expected to be as follows:

Unaudited FLEX January 1, 2020- December 31, 2020
Ordinary income	$315,994
Return of capital	1,232,806
Total distributions paid to stockholders(1)	$1,548,800
(1)For the twelve months ended December 31, 2020, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV.

However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2020.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 72.39% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

The Company's cost basis of investments as of December 31, 2020 for tax purposes was $37,884,657, resulting in an estimated net unrealized gain of $865,785. The gross unrealized gains and losses of as December 31, 2020 were $1,517,590 and $651,804, respectively. The Company's cost basis of investments as of June 30, 2020 for tax purposes was $37,805,562, resulting in an estimated net unrealized loss of $1,141,859. The gross unrealized gains and losses as of June 30, 2020 were $679,115 and $1,820,974, respectively.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
Taxable income generally differs from net decrease in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following illustrates the net decrease in net assets resulting from operations to taxable income, which were included as part of our tax return for the tax year ended December 31, 2020 and December 31, 2019.

January 1, 2020 - December 31, 2020
Net increase (decrease) in net assets resulting from operations	$92,077
Net realized (gains) losses on investments	845,773
Net unrealized (gains) losses on investments	(744,114)
Other temporary book-to-tax differences	(495,971)
Permanent differences	579,507
Taxable income (loss) before deductions for distributions	$277,272

	Unaudited TPIC January 1, 2019 - March 31, 2019	FLEX April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized (gains) losses on investments	(1,672)	1,880,543	1,878,871
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,645)	(468,645)
Permanent differences	659,270	372,911	1,032,181
Taxable income (loss) before deductions for distributions	$(56,925)	$(576,077)	$(633,002)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2020 and December 31, 2019, we had capital loss carryforwards of approximately $4,185,434 and $3,339,662, respectively available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the tax year ended December 31, 2019, we increased total distributable earnings (loss) by $1,665,184 and decreased additional paid in capital by $1,665,184. Initially when the Company filed it's audited financial statements, we increased total distributable earnings (loss) by $1,664,822 and decreased additional paid in capital by $1,664,822. The $362 difference is adjusted for the three months and six months ended December 31, 2020. For the tax year ended December 31, 2020, we increased total distributable earnings (loss) by $579,507 and decreased additional paid in capital by $579,507.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
NOTE 7 - INVESTMENT PORTFOLIO

At December 31, 2020, we had investments in 54 long-term portfolio investments and CLOs, which had an amortized cost of $39,281,734 and a fair value of $38,750,443. At June 30, 2020, we had investments in 51 long-term portfolio investments and CLOs, which had an amortized cost of $38,874,913 and a fair value of $36,663,703.

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $47,421 and $8,990,617 during the three months ended December 31, 2020 and 2019, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,289,445 and $19,425,256 during the six months ended December 31, 2020 and 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $414,073 and $1,652,836 were received during the three months ended December 31, 2020 and 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,105,458 and $3,275,274 were received during the six months ended December 31, 2020 and 2019, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020 and June 30, 2020:

	December 31, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,013,926	$30,329,244	78%
Senior Secured Loans-Second Lien	1,124,644	916,494	2%
Senior Secured Notes	965,005	935,847	2%
Structured Subordinated Notes	6,497,048	5,573,858	15%
Equity/Other	681,111	995,000	3%
Total Portfolio Investments	$39,281,734	$38,750,443	100%

	June 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%
Senior Secured Notes	955,986	811,267	2%
Structured Subordinated Notes	6,372,119	5,198,739	14%
Equity/Other	681,111	786,988	2%
Total Portfolio Investments	$38,874,913	$36,663,703	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and June 30, 2020:

	December 31, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,573,858	15%
Healthcare & Pharmaceuticals	5,126,320	13%
Services: Consumer	4,374,738	11%
High Tech Industries	4,102,135	11%
Telecommunications	3,817,598	10%
Media: Broadcasting & Subscription	2,127,620	6%
Services: Business	1,970,806	5%
Wholesale	1,932,444	5%
Construction & Building	1,717,533	4%
Media: Diversified and Production	1,592,100	4%
Transportation: Cargo	1,478,471	4%
Automotive	1,234,350	3%
Financial	935,847	2%
Banking, Finance, Insurance & Real Estate	746,354	2%
Consumer goods: Durable	719,675	2%
Energy: Oil & Gas	460,938	1%
Beverage, Food & Tobacco	459,100	1%
Media: Advertising, Printing & Publishing	371,250	1%
Retail	9,306	—%
Total	$38,750,443	100%

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,198,739	14%
Healthcare & Pharmaceuticals	4,911,755	13%
Services: Consumer	4,589,768	13%
High Tech Industries	4,508,948	12%
Telecommunications	3,580,442	10%
Media: Broadcasting & Subscription	2,031,588	6%
Services: Business	1,960,850	5%
Wholesale	1,807,778	5%
Construction & Building	1,644,070	5%
Media: Diversified and Production	1,644,000	4%
Transportation: Cargo	1,469,647	4%
Financial	811,267	2%
Consumer goods: Durable	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%
Beverage, Food & Tobacco	436,673	1%
Energy: Oil & Gas	365,000	1%
Media: Advertising, Printing & Publishing	332,812	1%
Retail	1,774	0%
Total	$36,663,703	100%

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2020 and June 30, 2020, respectively:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$4,207,252	$26,121,992	$30,329,244
Senior Secured Loans-Second Lien	—	—	916,494	916,494
Senior Secured Notes	—	—	935,847	935,847
Structured Subordinated Notes	—	—	5,573,858	5,573,858
Equity/Other	—	—	995,000	995,000
Total Portfolio Investments	$—	$4,207,252	$34,543,191	$37,755,443

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,653,561	$28,653,561
Senior Secured Loans-Second Lien	—	—	1,213,148	1,213,148
Senior Secured Notes	—	—	811,267	811,267
Structured Subordinated Notes	—	—	5,198,739	5,198,739
Equity/Other	—	—	786,988	786,988
Total Portfolio Investments	$—	$—	$36,663,703	$36,663,703

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
During the six months ended December 31, 2020, the valuation methodology for ACE Cash Express, Inc. (“ACE Cash”) changed to incorporate the price observed in a completed tender offer for the Senior Secured Notes. As a result of the price observed in the completed tender offer and a decline in market yields, the fair value of our investment in ACE Cash increased to $935,847 as of December 31, 2020, a discount of $29,158 from its amortized cost, compared to the $$144,719 unrealized depreciation recorded at June 30, 2020.
During the six months ended December 31, 2020, the valuation methodology for Rocket Software, Inc. ("Rocket") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Rocket increased to $2,058,940 as of December 31, 2020, a premium of $8,870 from its amortized cost, compared to the $20,733 unrealized depreciation recorded at June 30, 2020.
During the six months ended December 31, 2020, the valuation methodology for Staples North American Delivery ("Staples") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Staples increased to $1,932,444 as of December 31, 2020, a discount of $25,190 from its amortized cost, compared to the $157,360 unrealized depreciation recorded at June 30, 2020.

During the six months ended December 31, 2020, the valuation methodology for GK Holdings, Inc., Second Lien Term Loan ("GK- 2L"), changed from a market quote to a recovery analysis. As a result, the fair value of our investment in GK-2L decreased to $75,000 as of December 31, 2020, a discount of $48,983 from its amortized cost, compared to the $47,874 unrealized depreciation recorded at June 30, 2020.

As of December 31, 2020 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $241,442 and $241,201, respectively, with fair value of $182,220 and $159,788, respectively. The fair values of these investments represent approximately 0.4% of our total assets at fair value as of December 31, 2020 and June 30, 2020.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after December 31, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the six months ended December 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated Notes	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$—	$5,198,739	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	889,135	136,774	115,562	—	250,190	1,391,661
Net realized and unrealized gains (losses) on investments	889,135	147,824	115,562	—	250,190	1,402,711
Purchases of investments	1,274,290	—	—	—	—	1,274,290
Payment-in-kind interest	14,971	184	—	—	—	15,155
Accretion (amortization) of purchase discount and premium, net	74,291	1,588	9,018	—	124,929	209,826
Repayments and sales of portfolio investments	(624,652)	(446,250)	—	—	—	(1,070,902)
Transfers within Level 3(1)	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(4,159,604)	—	—	—	—	(4,159,604)
Fair Value at December 31, 2020	$26,121,992	$916,494	$935,847	$—	$5,573,858	$33,548,191

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$801,950	$139,582	$115,562	$—	$250,190	$1,307,284

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended December 31, 2020.

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	208,012	208,012
Net realized and unrealized gains (losses) on investments	208,012	208,012
Fair Value at December 31, 2020	$995,000	$995,000

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$208,012	$208,012

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(264,029)	(432,689)	—	—	(696,718)
Net change in unrealized gains (losses) on investments	(156,976)	12,901	—	(188,477)	(332,552)
Net realized and unrealized gains (losses) on investments	(421,005)	(419,788)	—	(188,477)	(1,029,270)
Purchases of investments	16,778,375	—	—	1,163,198	17,941,573
Payment-in-kind interest	—	58	—	—	58
Accretion (amortization) of purchase discount and premium, net	66,156	2,921	—	(41,480)	27,597
Repayments and sales of portfolio investments	(3,200,211)	(65,000)	—	—	(3,265,211)
Transfers within Level 3(1)	—	—	—	—	—
Transfers in out of Level 3(1)	(3,309,573)	—	—	—	(3,309,573)
Fair Value at December 31, 2019	$25,739,612	$2,023,418	$—	$5,648,728	$33,411,758

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(191,916)	$12,930	$—	$(188,477)	$(367,463)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended December 31, 2019.

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2019	$570,816	$570,816
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	123,773	123,773
Net realized and unrealized gains (losses) on investments	123,773	123,773
Fair Value at December 31, 2019	$694,589	$694,589

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$123,773	$123,773

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$3,524,338	Market quotes	Indicative dealer quotes	89.00%-100.50%	97.10%
Senior Secured First Lien Debt	22,597,654	Discounted Cash Flow (Yield Analysis)	Market Yield	3.97%-8.94%	6.24%
Senior Secured Second Lien Debt	841,494	Market quotes	Indicative dealer quotes	72.00%-93.25%	84.11%
Senior Secured Second Lien Debt	75,000	Recovery Analysis	Recovery Rate	60%	60%
Senior Secured Notes	935,847	Discounted Cash Flow (Yield Analysis)	Market Yield	17.39%-20.39%	18.89
Equity/Other	995,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.25x	8.16x
Subordinated Structured Notes	5,573,858	Discounted Cash Flow	Discount Rate	20.72%- 36.29%(1)	27.06%(1)
	$34,543,191
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
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
For the three months and six months ended December 31, 2020 and 2019 there were no structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months ended December 31, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $0 and $17,479, respectively. For the six months ended December 31, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $0 and $36,448, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

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

As of June 30, 2020, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2020. As of December 31, 2020, there was no unfunded commitment made by the Company.
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
As of December 31, 2020 and June 30, 2020, we had $21,000,000 outstanding on our Credit Facility. As of December 31, 2020 and June 30, 2020, the investments used as collateral for the Credit Facility had an aggregate fair value of $31,054,212 and $29,705,147, respectively, which represents 80% and 81% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of December 31, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
In connection with the origination of the Credit Facility, we incurred $588,355 fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2020 and June 30, 2020, $492,528 and $522,163, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2020 and 2019, we recorded $144,803 and $175,833, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the six months ended December 31, 2020 and 2019 we recorded $291,451 and $276,003, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended December 31, 2020 and 2019,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.42% and 3.48%, respectively. For the six months ended December 31, 2020 and 2019  the average stated interest rate (i.e., rate in effect plus the spread) was 2.44% and 3.61%, respectively. For the three months ended December 31, 2020 and 2019, average outstanding borrowings for Credit Facility was $21,000,000 and $18,179,348, respectively. For the six months ended December 31, 2020 and 2019 average outstanding borrowings for Credit Facility was $21,000,000 and $13,684,783, respectively.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$8.34	$9.47	$8.28	$9.88
Net investment income (loss)	(0.09)	0.02	(0.07)	0.08
Net realized and change in unrealized gains (losses) on investments	0.51	(0.15)	0.71	(0.46)
Net increase (decrease) in net assets resulting from operations	0.42	(0.13)	0.64	(0.38)
Distributions(b)
Return of capital distributions	(0.13)	(0.17)	(0.26)	(0.34)
Distributions from net investment income	(0.03)	—	(0.06)	—
Total Distributions	(0.16)	(0.17)	(0.32)	(0.34)
Other (c)	—	0.02	—	0.03
Net asset value at end of period	$8.60	$9.19	$8.60	$9.19
Total return based on net asset value (d)	5.12%	(1.34)%	7.88%	(3.95)%

Supplemental Data:
Net assets at end of period	$20,506,133	$21,371,210	$20,506,133	$21,371,210
Average net assets	$20,194,918	$22,009,112	$19,982,746	$22,476,313
Average shares outstanding	2,385,301	2,364,411	2,373,291	2,370,647
Ratio to average net assets:
Total annual expenses	21.28%	17.91%	20.76%	15.49%
Total annual expenses (after expense limitation agreement)	21.28%	14.60%	18.93%	12.47%
Net investment income (loss)	(4.03)%	0.92%	(1.72)%	1.79%

Portfolio Turnover	0.10%	0.18%	2.93%	1.93%

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2020	June 30, 2019(e)	June 30, 2018(f)	June 30, 2018(f)
			PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of period	9.88	$9.89	$13.53	$13.53
Net investment income	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.57)	(0.54)	(0.62)	(0.62)
Distributions from net investment income	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs		0.61	—	—
Other (c)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,558,400	$23,410,715	$7,933,028	$420,136
Average net assets	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	13.07%	9.11%	8.91%	8.73%
Net investment income	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	24.56%	93.42%	37.42%	37.42%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income				Net Investment Income
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$314,140	N/A	$0.49	$0.49	$(279,116)	N/A	$(0.43)	$(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	$0.23	N/A	N/A	(709,296)	$(0.30)	N/A	N/A

September 30, 2019	$748,644	$0.31	N/A	N/A	$150,724	$0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A
June 30, 2020	839,755	0.35	N/A	N/A	145,913	0.06	N/A	N/A

September 30, 2020	$848,045	$0.36	N/A	N/A	$31,475	$0.01	N/A	N/A
December 31, 2020	871,095	0.37	N/A	N/A	(203,503)	(0.09)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020

	Net Realized and Unrealized (Losses) Gains				Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$(142,584)	N/A	$(0.22)	$(0.23)	$(421,700)	N/A	$(0.65)	$(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	$(0.10)	N/A	N/A	(947,463)	$(0.40)	N/A	N/A

September 30, 2019	$(744,821)	$(0.31)	N/A	N/A	$(594,097)	$(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A
June 30, 2020	773,450	0.32	N/A	N/A	919,363	0.38	N/A	N/A

September 30, 2020	$475,633	$0.20	N/A	N/A	$507,108	$0.21	N/A	N/A
December 31, 2020	1,215,336	0.51	N/A	N/A	1,011,833	0.42	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.
                                                        NOTE 14 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months and six months ended December 31, 2020 and 2019.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$1,011,833	$(296,661)	$1,518,941	$(890,758)
Weighted average common shares outstanding	2,385,301	2,364,411	2,373,291	2,370,647
Net increase (decrease) in net assets resulting from operations per share	$0.42	$(0.13)	$0.64	$(0.38)

NOTE 15 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on February 16, 2021 and notes the following:
Board of Directors
Effective February 12, 2021, the term of the Company's former interested director, Craig Faggen, ended and the size of the Company's board of directors decreased to four directors from five directors, and consists of three independent directors and one interested director.
Sales of Common Stock
For the period beginning January 1, 2021 and ending February 16, 2021, the Company did not sell any of its common stock and issued 15,999 shares pursuant to its distribution reinvestment plan in the amount of $139,840.
Investment Activity
During the period form January 1, 2021 and ending February 16, 2021, the Company made one investment totaling $1,302,750.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) December 31, 2020
Offering Price

On January 15, 2021, our board of directors determined to change the public offering price per share of our Class A shares of common stock from $9.40 per share to $9.78 per share. The change in the public offering price became effective as of January 15, 2021 and first applied to subscriptions in good order received on or after January 11, 2021.

On February 16, 2021, our board of directors determined to change the public offering price per share of our Class A shares of common stock from $9.78 per share to $9.69 per share. The change in the public offering price became effective as of February 16, 2021 and first applied to subscriptions in good order received on or after February 16, 2021.

Repurchase Offer

On December 18, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $192,132. The Tender Offer was for cash at a price equal to the net offering price per share determined as of January 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2021 and a total of 221,978 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,588 shares validly tendered and not withdrawn at a price equal to $8.90 per share for an aggregate purchase price of approximately $192,132.

Distributions

On February 16, 2021, the board of directors declared distributions for the months of March 2021, April 2021 and May 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current offering price. The distributions have weekly record dates as of the close of business of each week in March 2021, April 2021 and May 2021 and equal a weekly amount of $0.01301 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
March 5, 12, 19, and 26, 2021	April 2, 2021	$0.05204
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	$0.06505
May 7, 14, 21, and 28, 2021	June 7, 2021	$0.05204

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

We are offering for sale a maximum amount of $300,000,000 shares of common stock on a "best efforts" basis. We are currently offering to sell our Class A Shares up to the maximum offering amount, at an offering price of $9.78 per Class A Share. As of February 16, 2021, we have sold a total of 2,379,084 shares of common stock, including 245,134 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,754,629, including the reduction due to ($3,183,097) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “Former Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the Wuhan Virus a global pandemic and recommended containment and mitigation measures worldwide. As of the three months and six months ended December 31, 2020, and subsequent to December 31, 2020, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us. We have experienced an increase in unrealized depreciation of our investment portfolio due to decreases in fair value of its investments attributable to the impact of the Wuhan Virus pandemic on the markets.

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
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and six months ended December 31, 2020, we purchased investment securities (excluding short-term securities) of $39,773 and $1,274,290, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $414,073 and $1,105,458, respectively, resulting in a total net portfolio loss of $374,300 for the three months ended December 31, 2020 and a net portfolio growth of $168,832 for the six months ended December 31, 2020.
Debt Issuances and Redemptions
During the three months and six months ended December 31, 2020, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of December 31, 2020. See "Credit Facility".

On September 17, 2020, under our share repurchase program, we made an  offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $229,113. The Tender Offer was for cash at a price equal to the net offering price per share determined as of October 20, 2020. The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.

On December 18, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $192,132. The Tender Offer was for cash at a price equal to the net offering price per share determined as of January 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2021 and a total of 221,978 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,588 shares validly tendered and not withdrawn at a price equal to $8.90 per share for an aggregate purchase price of approximately $192,132.
Equity Issuances
As part of the dividend reinvestment plan, we issued 7,247, 9,108, 7,192 and 7,289 shares of our common stock on October 2, 2020, November 6, 2020, December 4, 2020 and January 4, 2021, respectively.
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

Portfolio and Investment Activity
During the three months and six months ended December 31, 2020, we purchased investment securities (excluding short-term securities) of $39,773 and $1,274,290, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $414,073 and $1,105,458, respectively, resulting in a total net portfolio loss of $374,300 for the three months ended December 31, 2020 and a net portfolio growth of $168,832 for the six months ended December 31, 2020. As of December 31, 2020, our investment portfolio, with a total fair value of $38,750,443, consisted of interests in 54 investments (80% in senior secured loans, 2% in senior secured notes, 3% in equity/other and 15% in CLO - subordinated notes).

During the three months and six months ended December 31, 2020, the U.S. loan market exhibited a heightened level of volatility. As of December 31, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and may adversely impact the fair value and performance of certain investments prospectively. During quarter end December 31, 2020, U.S. loan prices rebounded and as a result, our portfolio increased in value during the three months and six months ended December 31, 2020. In addition, the increase is driven largely by tightening credit spreads as market participants expected a lower yield on similar investments given the level of volatility generated by the Wuhan Virus pandemic declined.

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
Portfolio Holdings
As of December 31, 2020, our investment portfolio, with a total fair value of $38,750,443, consisted of interests in 28 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2020 and June 30, 2020:

	As of December 31, 2020			As of June 30, 2020
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$30,013,926	$30,329,244	78%	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,124,644	916,494	2%	1,558,072	1,213,148	4%
Equity/Other	681,111	995,000	3%	681,111	786,988	2%
Senior Secured Notes	965,005	935,847	2%	955,986	811,267	2%
Structured subordinated notes	6,497,048	5,573,858	15%	6,372,119	5,198,739	14%
Total	$39,281,734	$38,750,443	100%	$38,874,913	$36,663,703	100%

Number of portfolio companies	28			27
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	20%			16%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and June 30, 2020:

	December 31, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,497,048	16%	$5,573,858	15%
Healthcare & Pharmaceuticals	4,545,152	12%	5,126,320	13%
Services: Consumer	4,360,951	11%	4,374,738	11%
High Tech Industries	4,076,320	10%	4,102,135	11%
Telecommunications	3,751,929	10%	3,817,598	10%
Media: Broadcasting & Subscription	2,186,191	6%	2,127,620	6%
Services: Business	1,970,806	5%	1,970,806	5%
Wholesale	1,957,634	5%	1,932,444	5%
Construction & Building	1,721,837	4%	1,717,533	4%
Transportation: Cargo	1,463,257	4%	1,478,471	4%
Media: Diversified and Production	1,447,716	4%	1,592,100	4%
Automotive	1,180,030	3%	1,234,350	3%
Financial	965,005	2%	935,847	2%
Banking, Finance, Insurance & Real Estate	745,119	2%	746,354	2%
Consumer goods: Durable	724,281	2%	719,675	2%
Energy: Oil & Gas	496,235	1%	460,938	1%
Media: Advertising, Printing & Publishing	494,499	1%	371,250	1%
Beverage, Food & Tobacco	479,043	1%	459,100	1%
Retail	218,681	1%	9,306	—%
Total	$39,281,734	100%	$38,750,443	100%

	June 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,372,119	16%	$5,198,739	14%
Healthcare & Pharmaceuticals	4,559,170	12%	4,911,755	13%
Services: Consumer	4,684,684	12%	4,589,768	13%
High Tech Industries	4,552,866	12%	4,508,948	12%
Telecommunications	3,747,852	10%	3,580,442	10%
Media: Broadcasting & Subscription	2,193,588	6%	2,031,588	6%
Services: Business	1,980,964	5%	1,960,850	5%
Wholesale	1,965,137	5%	1,807,778	5%
Construction & Building	1,730,600	4%	1,644,070	5%
Media: Diversified and Production	1,574,165	4%	1,644,000	4%
Transportation: Cargo	1,469,043	4%	1,469,647	4%
Financial	955,986	2%	811,267	2%
Consumer goods: Durable	736,490	2%	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%	663,305	2%
Beverage, Food & Tobacco	480,744	1%	436,673	1%
Energy: Oil & Gas	495,843	1%	365,000	1%
Media: Advertising, Printing & Publishing	493,860	1%	332,812	1%
Retail	218,497	1%	1,774	0%
Total	$38,874,913	100%	$36,663,703	100%

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
The following table shows the composition of our investment portfolio by level of control as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$472,357	1%	$995,000	3%	$472,357	1%	$786,988	2%
Non-Control/Non-Affiliate	38,809,377	99%	37,755,443	97%	38,402,556	99%	35,876,715	98%
Total Investments	$39,281,734	100%	$38,750,443	100%	$38,874,913	100%	$36,663,703	100%

(1) As of December 31, 2020 and June 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Valuation of Portfolio Investments”.

Net Asset Value
During the three months and six months ended December 31, 2020, our net asset value increased by $622,431, or $0.26 per share, and $947,733, or $0.32 per share, respectively. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $1,215,336, or $0.51 per weighted average share, for the three months ended December 31, 2020 and $1,690,969, or $0.71 per weighted average share, for the six months ended December 31, 2020 . For the three months ended December 31, 2020, the increase was primarily offset by $0.25 of dilution per share related to distributions exceeding our net investment income of $(203,503). For the six months ended December 31, 2020, the increase was primarily offset by $0.39 of dilution per share related to distributions exceeding our net investment income of $(172,028). The following table shows the calculation of net asset value per share as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
Net assets	$20,506,133	$19,558,400
Shares of common stock issued and outstanding	2,384,673	2,363,011
Net asset value per share	$8.60	$8.28

Results of Operations
Investment Income
For the three months ended December 31, 2020 and 2019 we generated $871,095 and $853,848, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the six months ended December 31, 2020 and 2019 we generated $1,719,140 and $1,602,492, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the three months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $7,648 and $29, respectively. For the six months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $15,155 and $58, respectively.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,074,598 and $985,469 for the three months ended December 31, 2020 and 2019 respectively. Total operating expenses before expense limitation support totaled $2,074,554 and $1,740,798 for the six months ended December 31, 2020 and 2019, respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, audit and tax expense, and adviser shared service expense.

The base management fees for the three months ended December 31, 2020 and 2019 respectively, were $184,345 and $182,205. The base management fees for the six months ended December 31, 2020 and 2019, respectively, were $367,731 and $339,614.
The interest and credit facility expense for the three months ended December 31, 2020 and 2019 respectively, were $144,803 and $175,833. The interest and credit facility expense for the six months ended December 31, 2020 and 2019, respectively, were $291,451 and $276,003.
The amortization of offering costs for the three months ended December 31, 2020 and 2019 respectively, were $128,585 and $151,288. The amortization of offering costs for the six months ended December 31, 2020 and 2019, respectively, were $276,328 and $271,894.
The legal expenses for the three months ended December 31, 2020 and 2019 respectively, were $68,269 and $86,263. The legal expenses for the six months ended December 31, 2020 and 2019, respectively, were $140,686 and $111,621. The legal expenses for the three months and six months ended December 31, 2020 were lower due to the costs incurred for additional SEC filings in 2019.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $0 and $(182,205) for the three months ended December 31, 2020 and 2019, respectively, and $(183,386) and $(339,614) for the six months ended December 31, 2020 and 2019, respectively.

Net Investment Income
Our net investment income totaled $(203,503) and $50,584 for the three months ended December 31, 2020 and 2019 respectively. Our net investment income totaled $(172,028) and $201,308 for the six months ended December 31, 2020 and 2019, respectively. Our Adviser did not waive base management fees which resulted in the decline of net investment income for the three months and six months ended December 31, 2020.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2020 and 2019 respectively, we received proceeds from sales and repayments on unaffiliated investments of $414,073 and $1,652,836, from which we realized gains (losses) of $0 and $(431,439). For the six months ended December 31, 2020 and 2019, respectively, we received proceeds from sales and repayments on unaffiliated investments of $1,105,458 and $3,275,274, from which we realized gains (losses) of $11,050 and $(695,468).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2020 and 2019 respectively, net change in unrealized gains (losses) totaled $1,215,336 and $84,194, respectively. For the six months ended December 31, 2020 and 2019, respectively, net change in unrealized gains (losses) totaled $1,679,919 and $(396,598), respectively. For the three months and six months ended December 31, 2020, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the Wuhan Virus pandemic began. For more information, see “Valuation of Portfolio Investments”.
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
The offering of our common stock represents a continuous offering of our shares. The initial offering of our common stock commenced on September 4, 2012 and terminated on March 1, 2016. On March 17, 2016, we commenced the follow-on offering of our common stock, which follow-on offering has been ongoing. We intend to file post-effective amendments to our registration statement to allow us to continue our offering for three years. On October 27, 2020, we filed with the SEC an amendment to our registration statement, which became effective October 27, 2020, in order to continue our continuous public offering of our shares.

The Dealer Manager is not required to sell any specific number or dollar amount of shares but will use its best efforts to sell the shares offered. The minimum investment in shares of our common stock is $5,000.
On May 14, 2020, the Company decreased its offering price from $11.38 per share to $8.78 per share. The decrease in the offering price was effective for all closings occurring on or after May 15, 2020. On August 12, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $8.78 per share to $9.03 per share. The change in the public offering price was effective as of August 12, 2020 and first applied to subscriptions in good order received on or after August 12, 2020. In addition, on August 26, 2020, the Company increased its offering price from $9.03 per share to $9.33 per share. The increase in the offering price was effective for all closings occurring on or after August 26, 2020. On November 6, 2020, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $9.33 per share to $9.40 per share. The change in the public offering price became effective as of November 12, 2020 and first applied to subscriptions in good order received on or after November 9, 2020. On January 15, 2021, our Board of Directors determined to change the public offering price per share of our Class A shares of common stock from $9.40 per share to $9.78 per share. The change in the public offering price became effective as of January 15, 2021 and first applied to subscriptions in good order received on or after January 11, 2021. To the extent our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on February 16, 2021 and notes the following:
Board of Directors
Effective February 12, 2021, the term of the Company's former interested director, Craig Faggen, ended and the size of the Company's board of directors decreased to four directors from five directors, and consists of three independent directors and one interested director.
Sales of Common Stock
For the period beginning January 1, 2021 and ending February 16, 2021, the Company did not sell any of its common stock and issued 15,999 shares pursuant to its distribution reinvestment plan in the amount of $139,840.
Investment Activity
During the period from January 1, 2021 and ending February 16, 2021, the Company made one investment totaling $1,302,750.
Offering Price

On January 15, 2021, our board of directors determined to change the public offering price per share of our Class A shares of common stock from $9.40 per share to $9.78 per share. The change in the public offering price became effective as of January 15, 2021 and first applied to subscriptions in good order received on or after January 11, 2021.

On February 16, 2021, our board of directors determined to change the public offering price per share of our Class A shares of common stock from $9.78 per share to $9.69 per share. The change in the public offering price became effective as of February 16, 2021 and first applied to subscriptions in good order received on or after February 16, 2021.

Repurchase Offer

On December 18, 2020, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $192,132. The Tender Offer was for cash at a price equal to the net offering price per share determined as of January 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2021 and a total of 221,978 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,588 shares validly tendered and not withdrawn at a price equal to $8.90 per share for an aggregate purchase price of approximately $192,132.

Distributions

On February 16, 2021, the board of directors declared distributions for the months of March 2021, April 2021 and May 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current offering price. The distributions have weekly record dates as of the close of business of each week in March 2021, April 2021 and May 2021 and equal a weekly amount of $0.01301 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
March 5, 12, 19, and 26, 2021	April 2, 2021	$0.05204
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	$0.06505
May 7, 14, 21, and 28, 2021	June 7, 2021	$0.05204

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

Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, Prospect Administration LLC (the "Administrator"), an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $249,280 and $173,523, respectively. For the six months ended December 31, 2020 and 2019, administrative costs incurred by the Company to the Administrator were $474,273 and $337,316, respectively. As of December 31, 2020 and June 30, 2020, $249,008 and $122,384, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2020 and 2019, PRIS incurred $13,138 and $17,862, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2020 and 2019, PRIS incurred $26,277 and $38,655, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, $13,138 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2020 and 2019, PSEC incurred $6,779 and $5,975, respectively in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the six months ended December 31, 2020 and 2019, PSEC incurred $6,779 and $8,326, respectively in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, $6,000 and $0 of expense was due to PSEC, respectively, which is presented as part of Due to affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and six months ended December 31, 2020. The officers do not receive any direct compensation from the Company.

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
For the three months ended December 31, 2020 and 2019, TPS incurred offering expenses of $16,937 and $69,734, respectively. For the six months ended December 31, 2020 and 2019 TPS incurred offering expenses of $16,937 and $116,047, respectively. As of December 31, 2020 and June 30, 2020, the Company owes TPS $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $77,269 and $80,661 as of December 31, 2020 and June 30, 2020, respectively, are also included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

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

Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). Pursuant to the ELA, our Adviser, in its sole discretion, may waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. Our Adviser did not waive fees for the three month ended December 31, 2020. During the six months ended December 31, 2020, our Adviser waived its base management fees of $183,386 relating to the three months ended September 30, 2020. During the three months and six months ended December 31, 2019, our Adviser waived its base management fees of $182,205 and $339,614, respectively.
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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Impact of the novel coronavirus (the "Wuhan Virus") pandemic

As of December 31, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months and six months ended December 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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

Credit Spread Risk
Credit spreads risk represents the risk that with higher interest rates comes a higher risk of defaults.
Default Risk
Default risk is the risk that a borrower will be unable to make the required payments on their debt obligation.
Downgrade Risk
Downgrade risk results when rating agencies lower their rating on a bond which are usually accompanied by bond price declines.
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
Due from and to Adviser
Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. No amounts were waived by the Adviser under the ELA for the three months ended December 31, 2020. As of June 30, 2020, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $7,647 and $29, respectively. For the six months ended December 31, 2020 and 2019, PIK interest included in interest income totaled $15,155 and $58, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of December 31, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2020, the Company does not expect to have any excise tax due for the 2020 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2020, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and six months ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

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
We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2020:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$953,489	$630,000	$323,489
Up 200 basis points	$635,659	$420,000	$215,659
Up 100 basis points	$317,830	$210,000	$107,830
Down 100 basis points	$(29,012)	$(50,060)	$21,048

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2020.

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
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”). The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the Wuhan Virus pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccine could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:
•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;
•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;
•inability of the Company to pay any dividends and distributions or service its debt;
•inability of the Company to maintain its status as a regulated investment company under the Code;
•potentially severe, sudden and unexpected declines in the value of our investments;
•increased risk of default or bankruptcy by the companies in which we invest;
•increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of Wuhan Virus, which could impact the continued viability of the companies in which we invest;
•companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of Wuhan Virus or mitigating its economic effects;
•limited availability of new investment opportunities;
•inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2020, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 6, 2020	June 5, 12, 19, and 26, 2020	7,120	$8.25
August 7, 2020	July 6, 10, 17, 24 and 31, 2020	8,839	$8.25
September 4, 2020	August 7, 14, 21 and 28, 2020	6,795	$8.49
October 2, 2020	September 4, 11, 18 and 25, 2020	7,247	$8.49
November 6, 2020	October 2, 9, 16, 23 and 30, 2020	9,108	$8.49
December 4, 2020	November 6, 13, 20 and 27, 2020	7,193	$8.55
January 4, 2021	December 4, 11, 18 and 25, 2020	7,289	$8.55

On June 9, 2020, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The tender offer was for cash at a price equal to the net offering price per share determined as of July 10, 2020. The offer expired at 4:00 P.M., Eastern Time, on July 8, 2020 and a total of 65,266 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 28,786 shares validly tendered and not withdrawn at a price equal to $8.25 per share for an aggregate purchase price of approximately $237,488.
On September 17, 2020, under our share repurchase program, we made an a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $229,113. The tender offer was for cash at a price equal to the net offering price per share determined as of October 20, 2020. The offer expired at 4:00 P.M., Eastern Time, on October 16, 2020 and a total of 181,137 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 26,986 shares validly tendered and not withdrawn at a price equal to $8.49 per share for an aggregate purchase price of approximately $229,113.

On December 18, 2020, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $192,132. The tender offer was for cash at a price equal to the net offering price per share determined as of January 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2021 and a total of 221,978 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,588 shares validly tendered and not withdrawn at a price equal to $8.90 per share for an aggregate purchase price of approximately $192,132.

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

*    Filed herewith.

(1)Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.
(2)Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016.
(3)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2019.
(4)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.
(5)Incorporated by reference to Exhibit 2(a)(4) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.
(6)Incorporated by reference to Exhibit 2(b)(1) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)