Form 10-Q
period 2021-03-31
Prospect Flexible Income Fund, Inc.
filed 2021-05-11
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2021 was 2,369,730.

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
•the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q, our annual report on Form 10-K and our other SEC filings.
We have based the forward-looking statements included in this report on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Financial Statements

Assets	March 31, 2021	June 30, 2020
	(unaudited)	(audited)
Investments at fair value:
Affiliate investments (amortized cost of $472,357 and $472,357, respectively)	$1,002,900	$786,988
Non-control/non-affiliate investments (amortized cost of $38,927,488 and $38,402,556, respectively)	38,186,486	35,876,715
Total investments (amortized cost of $39,399,845 and $38,874,913, respectively)	39,189,386	36,663,703
Cash	3,504,731	3,602,662
Deferred financing costs (Note 11)	478,032	522,163
Prepaid expenses and other assets	319,725	385,597
Interest receivable	125,935	64,550
Deferred offering costs	115,654	281,203
Receivable for repayments of portfolio investments	68,677	—
Receivable for investments sold	—	381,075
Total Assets	$43,802,140	$41,900,953

Liabilities
Revolving Credit Facility (Note 11)	$21,000,000	$21,000,000
Payable for investments purchased	1,237,500	690,000
Due to Adviser (Note 4)	373,364	—
Accrued audit fees	195,000	178,550
Due to Administrator (Note 4)	185,820	122,384
Accrued legal fees	144,245	55,241
Distributions payable	124,151	111,447
Accrued expenses	83,663	28,329
Interest payable	52,973	61,627
Due to Affiliates (Note 4)	23,848	94,975
Total Liabilities	$23,420,564	$22,342,553
Commitments and Contingencies (Note 10)	—	—
Net Assets	$20,381,576	$19,558,400

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,386,177 and 2,363,011 shares issued and outstanding, respectively) (Note 3)	$2,386	$2,363
Paid-in capital in excess of par (Note 3)	25,565,914	27,133,944
Total distributable earnings (loss) (Note 6)	(5,186,724)	(7,577,907)
Net Assets	$20,381,576	$19,558,400
Net Asset Value Per Share (Note 12)	$8.54	$8.28

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Investment Income
Interest income from non-control/non-affiliate investments	$649,692	$623,699	$1,764,153	$1,756,859
Interest income from structured credit securities	293,388	276,672	898,067	746,004
Total Investment Income	943,080	900,371	2,662,220	2,502,863

Operating Expenses
Administrator Costs (Note 4)	201,289	114,765	675,562	452,081
Base management fees (Note 4)	189,019	185,935	556,750	525,549
Legal expense	156,679	20,760	297,365	132,380
Interest expense and credit facility expenses (Note 11)	140,675	178,723	432,126	454,726
Amortization of offering costs	102,547	151,512	378,875	423,406
Audit and tax expense	85,721	75,014	302,571	211,897
Transfer agent’s fees and expenses	46,581	43,028	119,036	112,785
Insurance expense	43,027	37,968	129,235	114,892
Valuation services	25,982	48,288	89,098	96,705
General and administrative	10,739	10,492	96,195	82,862
Total Operating Expenses	1,002,259	866,485	3,076,813	2,607,283
Expense limitation payment (Note 4)	—	(185,935)	(183,386)	(525,549)
Total Net Operating Expenses	1,002,259	680,550	2,893,427	2,081,734
Net Investment Income (Loss)	(59,179)	219,821	(231,207)	421,129

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	—	11,050	(695,468)
Net realized gains (losses)	—	—	11,050	(695,468)
Net change in unrealized gains (losses):
Affiliate investments	7,900	37,438	215,912	161,211
Non-control/non-affiliate investments	312,932	(2,603,514)	1,784,839	(3,123,885)
Net change in unrealized gains (losses)	320,832	(2,566,076)	2,000,751	(2,962,674)
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	320,832	(2,566,076)	2,011,801	(3,658,142)
Net Increase (Decrease) in Net Assets Resulting from Operations	$261,653	$(2,346,255)	$1,780,594	$(3,237,013)
Net increase (decrease) in net assets resulting from operations per share (Note 12)(1)	$0.11	$(1.00)	$0.75	$1.37
Distributions declared per share	$0.16	$0.19	$0.48	$0.53

(1) For the three months ended March 31, 2021 and 2020, the weighted average common shares outstanding were 2,380,077 and 2,345,900, respectively.For the nine months ended March 31, 2021 and 2020, the weighted average common shares outstanding were 2,374,867 and 2,365,238, respectively.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock
For the Three Months Ended March 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	(59,179)	(59,179)
Net change in unrealized gains (losses) on investments	—	—	—	320,832	320,832
Distributions to Shareholders (Note 5)
Return of capital distributions	—	—	(394,915)	—	(394,915)
Capital Transactions
Shares issued through reinvestment of distributions	23,092	23	200,815	—	200,838
Repurchase of common shares	(21,588)	(22)	(192,111)	—	(192,133)
Total Increase (Decrease) for the three months ended March 31, 2021	1,504	1	(386,211)	261,653	(124,557)
Balance as of March 31, 2021	2,386,177	$2,386	$25,565,914	$(5,186,724)	$20,381,576

	Common Stock
For the Three Months Ended March 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of December 31, 2019	2,325,749	$2,326	$27,609,008	$(6,240,124)	$21,371,210
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	219,821	219,821
Net realized gains (losses) on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	—	—	—	(2,566,076)	(2,566,076)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(268,495)	(268,495)
Return of capital distributions	—	—	(182,055)	—	(182,055)
Capital Transactions
Shares issued	55,529	56	631,864	—	631,920
Commissions and fees on shares issued	—	—	(37,915)	—	(37,915)
Shares issued through reinvestment of distributions	21,162	21	226,416	—	226,437
Repurchase of common shares	(19,743)	(20)	(211,226)	—	(211,246)
Total Increase (Decrease) for the three months ended March 31, 2020	56,948	57	427,084	(2,614,750)	(2,187,609)
Balance as of March 31, 2020	2,382,697	$2,383	$28,036,092	$(8,854,874)	$19,183,601

See notes to consolidated financial statements.

(unaudited)

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the nine Months Ended March 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	(231,207)	(231,207)
Net realized gains (losses) on investments	—	—	—	11,050	11,050
Net change in unrealized gains (losses) on investments	—	—	—	2,000,751	2,000,751
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	30,720	30,720
Return of capital distributions	—	—	(1,184,081)	—	(1,184,081)
Capital Transactions
Shares issued	31,133	31	280,969	—	281,000
Commissions and fees on shares issued	—	—	(16,862)	—	(16,862)
Shares issued through reinvestment of distributions	69,393	70	590,469	—	590,539
Repurchase of common shares	(77,360)	(78)	(658,656)	—	(658,734)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,869)	579,869	—
Total Increase (Decrease) for the nine months ended March 31, 2021	23,166	23	(1,568,030)	2,391,183	823,176
Balance as of March 31, 2021	2,386,177	$2,386	$25,565,914	$(5,186,724)	$20,381,576

	Common Stock
For the Nine Months Ended March 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$30,105,995	$(6,697,650)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	421,129	421,129
Net realized gains (losses) on investments	—	—	—	(695,468)	(695,468)
Net change in unrealized gains (losses) on investments	—	—	—	(2,962,674)	(2,962,674)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(268,495)	(268,495)
Return of capital distributions	—	—	(992,189)	—	(992,189)
Capital Transactions
Shares issued	57,726	58	656,862	—	656,920
Commissions and fees on shares sold	—	—	(39,772)	—	(39,772)
Shares issued through reinvestment of distributions	60,907	61	651,668	—	651,729
Repurchase of common shares	(105,947)	(106)	(998,188)	—	(998,294)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,348,284)	1,348,284	—
Total Increase (Decrease) for the nine months ended March 31, 2020	12,686	13	(2,069,903)	(2,157,224)	(4,227,114)
Balance as of March 31, 2020	2,382,697	$2,383	$28,036,092	$(8,854,874)	$19,183,601

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,780,594	$(3,237,013)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	378,875	423,406
Purchases of investments	(5,794,540)	(22,003,340)
Repayments and sales of portfolio investments	5,620,552	5,984,671
Net change in unrealized (gains) losses on investments	(2,000,751)	2,962,674
Net realized (gains) losses on investments	(11,050)	695,468
Accretion of purchase discount on investments, net	(302,376)	(73,973)
Amortization of deferred financing costs	44,131	45,832
Payment-in-kind interest	(37,518)	(87)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	381,075	952,631
Receivable for repayments of portfolio investments	(68,677)	—
Interest receivable	(61,385)	(56,436)
Due from Adviser (Note 4)	—	128,852
Deferred offering costs (Note 4)	(213,326)	(533,913)
Prepaid expenses and other assets	65,872	117,188
Due from Affiliate (Note 4)	—	2,137
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	373,364	(127,414)
Accrued expenses	55,334	(142,293)
Accrued legal fees	89,004	(437,930)
Accrued audit fees	16,450	(99,292)
Due to Administrator (Note 4)	63,436	(13,111)
Payable for investments purchased	547,500	(1,961,399)
Due to Affiliates (Note 4)	(71,127)	167,517
Interest payable	(8,654)	36,485
Net cash provided by (used in) operating activities	846,783	(17,169,340)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	281,000	656,920
Commissions and fees on shares issued	(16,862)	(39,772)
Distributions paid to stockholders	(550,118)	(590,563)
Repurchase of common shares	(658,734)	(1,493,800)
Financing costs paid and deferred	—	(125,000)
Borrowings under Revolving Credit Facility (Note 11)	—	15,500,000
Net cash provided by (used in) financing activities	(944,714)	13,907,785
Net increase (decrease) in cash	(97,931)	(3,261,555)
Cash at beginning of period	3,602,662	6,730,743
Cash at end of period	$3,504,731	$3,469,188
Supplemental disclosures:
Cash paid for interest	$396,649	$372,409
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$590,539	$651,729

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2021
(unaudited)

						March 31, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(m)(n)
Amerilife Holdings, LLC (g)(j)(l)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.11%)	—	3/18/2027	$744,483	$743,297	$744,483	3.65%
CareerBuilder (g)(l)(j)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	917,196	929,895	4.56%
Correct Care Solutions Group Holdings, LLC (g)(l)(j)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.61%)	—	10/1/2025	2,059,988	2,025,315	2,059,988	10.11%
Digital Room Holdings, Inc(g)(l)(j)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (5.20%)	—	5/21/2026	1,965,000	1,940,905	1,965,000	9.64%
First Brands, LLC (f/k/a Trico Group, LLC)(g)(j)(l)	Automotive	3/24/2021	1ML+5.00% (6.00%)	1.00	3/30/2027	1,250,000	1,237,500	1,250,000	6.13%
GK Holdings, Inc.(i)(o)(j)	Media: Broadcasting & Subscription	1/30/2015	3ML+6.00% (9.00%)	1.00	1/20/2021	117,500	117,645	105,750	0.52%
Global Tel*Link Corporation (g)(l)(j)	Telecommunications	4/5/2019	1ML+4.25% (4.36%)	—	11/28/2025	1,963,593	1,915,612	1,938,585	9.51%
Help/Systems Holdings, Inc. (g)(j)(k)	High Tech Industries	11/14/2019	3ML+4.75% (5.75%)	1.00	11/19/2026	1,485,000	1,472,888	1,485,000	7.29%
Keystone Acquisition Corp. (g)(l)(j)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,060,726	2,040,394	2,060,726	10.11%
McAfee LLC (g)(k)	High Tech Industries	9/27/2017	1ML+3.75% (3.86%)	—	9/30/2024	214,946	213,343	215,255	1.06%
The Octave Music Group, Inc.(g)(j)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%)	1.00	5/29/2025	724,138	718,169	724,138	3.55%
PGX Holdings, Inc. (f)(g)(j)(l)	Services: Consumer	4/2/2019	1ML+5.25% (6.25%) plus 4.50% PIK	1.00	9/29/2023	1,950,965	1,902,836	1,950,965	9.57%
Quidditch Acquisition, Inc. (g)(j)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	485,000	478,214	475,300	2.33%
Research Now Group, Inc. & Survey Sampling International LLC (g)(j)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,965,726	1,965,726	1,965,726	9.65%
Rocket Software, Inc. (g)(l)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.36%)	—	11/28/2025	2,060,088	2,045,580	2,059,192	10.11%
Securus Technologies Holdings, Inc.(g)(l)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.50%)	1.00	11/1/2024	1,964,467	1,837,473	1,893,600	9.29%
Shutterfly, Inc.(g)(l)(j)	Media: Diversified and Production	11/14/2019	3ML+6.00% (7.00%)	1.00	9/25/2026	1,601,935	1,454,345	1,601,900	7.86%
Sorenson Communications, LLC (g)(l)(j)	Services: Consumer	3/12/2021	3ML+5.50% (6.25%)	0.75	3/17/2026	2,000,000	1,980,077	2,000,000	9.81%
Staples, Inc.(g)(l)(k)	Wholesale	11/18/2019	3ML+5.00% (5.21%)	—	4/16/2026	1,974,874	1,953,646	1,938,444	9.51%
Transplace Holdings, Inc. (g)(j)(k)	Transportation: Cargo	4/10/2019	3ML+3.75% (4.75%)	1.00	10/7/2024	1,474,671	1,460,451	1,479,743	7.26%
Upstream Newco, Inc.(g)(j)	Services: Consumer	10/24/2019	1ML+4.50% (4.61%)	—	11/20/2026	1,732,500	1,725,437	1,732,500	8.50%
Total Senior Secured Loans-First Lien							$30,146,049	$30,576,190	150.02%

Senior Secured Loans-Second Lien(j)(m)(n)
Encino Acquisition Partners Holdings, LLC (g)	Energy: Oil & Gas	9/25/2018	1ML+6.75% (7.75%)	1.00	10/29/2025	$500,000	$496,428	$467,290	2.29%
FullBeauty Brands Holding(f)	Retail	2/7/2019	7%	—	1/31/2025	12,374	10,292	10,209	0.05%
GK Holdings, Inc.(i)(o)	Media: Broadcasting & Subscription	1/30/2015	3ML+10.25% (13.25%)	1.00	1/21/2022	125,000	124,220	75,000	0.37%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	494,812	477,500	2.34%
Total Senior Secured Loans-Second Lien							$1,125,752	$1,029,999	5.05%

Senior Secured Notes (j)(m)
Ace Cash Express, Inc.(l)(q)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$969,416	$946,672	4.65%
Total Senior Secured Notes							$969,416	$946,672	4.65%

Structured Subordinated Notes (a)(e)(j)(m)
Apidos CLO XXIV	Structured Finance	5/17/2019	24.47%	N/A	10/20/2030	$250,000	$162,050	$159,741	0.78%
Apidos CLO XXVI	Structured Finance	7/25/2019	21.88%	N/A	7/18/2029	250,000	183,401	200,391	0.98%
California CLO IX, Ltd.	Structured Finance	12/13/2019	28.23%	N/A	7/16/2032	500,000	207,534	244,165	1.20%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2021
(unaudited)

						March 31, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	18.22%	N/A	7/15/2030	250,000	197,756	168,457	0.83%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	14.27%	N/A	1/22/2030	500,000	482,467	416,212	2.04%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.07%	N/A	7/24/2030	250,000	176,989	118,709	0.58%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	16.09%	N/A	10/29/2029	250,000	198,126	162,451	0.80%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	27.82%	N/A	4/22/2030	250,000	178,544	179,619	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	17.56%	N/A	10/22/2030	250,000	193,169	158,356	0.78%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	17.68%	N/A	7/16/2029	850,000	547,078	423,165	2.08%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	21.24%	N/A	7/19/2030	500,000	295,926	297,707	1.46%
Octagon Investment Partners XXI,Ltd.(l)	Structured Finance	1/6/2016	18.88%	N/A	2/14/2031	387,538	238,657	188,129	0.92%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	16.38%	N/A	3/17/2030	475,000	435,292	373,084	1.83%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	34.60%	N/A	7/20/2030	250,000	160,083	162,959	0.80%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	27.08%	N/A	4/15/2031	500,000	414,750	383,302	1.88%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	26.75%	N/A	10/21/2030	250,000	196,178	215,722	1.06%
OZLM XII, Ltd. (p)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	173,685	107,187	0.53%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	17.86%	N/A	1/26/2031	1,500,000	853,920	687,595	3.37%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.54%	N/A	10/23/2031	150,000	60,422	49,962	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	14.91%	N/A	1/21/2031	250,000	230,810	203,119	1.00%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	11.62%	N/A	7/22/2030	325,000	264,618	177,925	0.87%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.38%	N/A	10/15/2031	250,000	214,584	200,581	0.98%
Voya IM CLO 2013-1, Ltd.(l)	Structured Finance	6/9/2016	11.26%	N/A	10/15/2030	278,312	197,848	150,235	0.74%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	16.81%	N/A	1/21/2031	250,000	213,630	204,852	1.00%
Total Structured Subordinated Notes							$6,477,517	$5,633,625	27.64%

Equity/Other(a)(j)(m)
FullBeauty Brands Holding, Common Stock(h)(i)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$208,754	$—	—%

Total Non-Control/Non-Affiliate Investments							$38,927,488	$38,186,486	187.36%

Affiliate Investments (5.00% to 24.99% voting control):
Equity/Other(a)(j)(m)
ACON IWP Investors I, L.L.C. (h)(i)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$1,002,900	4.92%
Total Equity/Other							$472,357	$1,002,900	4.92%

Total Affiliate Investments							$472,357	$1,002,900	4.92%

Total Portfolio Investments							$39,399,845	$39,189,386	192.28%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2021, 16% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2021
(unaudited)

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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at  March 31, 2021 and June 30, 2020 were $31,415,230 and $29,705,147, respectively, representing 80% and 81% of our total investments, respectively.
(h)    Affiliated investment as defined by the 1940 Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. Affiliated funds that are managed by an affiliate of Triton Pacific Adviser, LLC also hold investments in this security. The aggregate fair value of non-controlled, affiliated investments at March 31, 2021 represented 4.92% of the Company’s net assets. Fair value as of March 31, 2021 along with transactions during the nine months ended March 31, 2021 in affiliated investments were as follows:

Non-controlled, Affiliated Investments	Number of Shares	Fair Value at June 30, 2020	Gross Additions (Cost)*	Gross Reductions (Cost)**	Unrealized Change in FMV	Net Realized Gain (Loss)	Fair Value at March 31, 2021	Interest & Dividends Credited to Income
ACON IWP Investors I, L.L.C.	472,357	$786,988	$—	$—	$215,912	—	$1,002,900	$—
Total		$786,988	$—	$—	$215,912	$—	$1,002,900	$—
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
(l)     Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Ace Cash Express, Inc.	Senior Secured Notes	7/15/2019	$493,625
Amerilife Holdings, LLC	Senior Secured Loans-First Lien	11/2/2020	85,227
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Correct Care Solutions Group Holdings, LLC	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Digital Room Holdings, Inc	Senior Secured Loans-First Lien	7/16/2019	490,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Janus International Group, LLC	Senior Secured Loans-First Lien	8/7/2019	1,498,125
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
PGX Holdings, Inc.	Senior Secured Loans-First Lien	2/3/2021	1,350,000
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Shutterfly, Inc.	Senior Secured Loans-First Lien	11/18/2019, 11/20/2019	1,361,250
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
(m)     None of the investments qualify as restricted securities in accordance with Rule 12-12 of Regulation S-X.
(n)     Syndicated investments which were originated by a financial institution and broadly distributed.
(o)     Investment on non-accrual status as of the reporting date (see Note 2).
(p) The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(q) During the nine months ended March 31, 2021, the characterization of this investment changed from non-qualifying to qualifying.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

NOTE 1 - NATURE OF OPERATIONS
Prospect Flexible Income Fund, Inc. (formerly known as Triton Pacific Investment Corporation, Inc. and TP Flexible Income Fund, Inc.) (the “Company”, "FLEX", “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC ("TPS") terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. The Company is engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as the Company’s dealer manager regarding potential future capital raises of the Company.

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
The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The Adviser oversees the management of our activities and is responsible for making the investment decisions with respect to our investment portfolio, subject to the oversight of our board of directors. See "Note 15 - Subsequent Events" for additional information regarding the Adviser and our investment advisory agreement.

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

In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the Securities and Exchange Commission (“SEC”).
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

Most of our non-CLO investments are classified as Level 3 fair value measured securities under ASC 820 and are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, expected recovery, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Downgrade Risk

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2021 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 83.96% and 83.78%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2021 and June 30, 2020, the Company had two loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $22,363 and $29, respectively. For the nine months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $37,518 and $87, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of March 31, 2021 and June 30, 2020, there were no issued convertible securities.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and nine months ended March 31, 2021.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and nine months ended March 31, 2021:

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	31,133	$281,000
Shares issued through reinvestment of distributions	23,092	200,838	69,393	590,539
Repurchase of common shares	(21,588)	(192,133)	(77,360)	(658,734)
Net increase/(decrease) from capital transactions	1,504	$8,705	23,166	$212,805
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and nine months ended March 31, 2020:

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	55,529	$631,920	57,726	$656,920
Shares issued through reinvestment of distributions	21,162	226,437	60,907	651,729
Repurchase of common shares	(19,743)	(211,246)	(105,947)	(998,294)
Net increase/(decrease) from capital transactions	56,948	$647,111	12,686	$310,355
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The tables above are presented gross of selling commissions and dealer manager fees for the three months and nine months ended March 31, 2021 and 2020. On and effective February 19, 2021, the Company terminated the Offering.
The net increase (decrease) from capital transactions during the three months and nine months ended March 31, 2021 and 2020 also includes reinvested stockholder distributions as noted in the tables above.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended March 31, 2021
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
Total for the three months ended March 31, 2021		21,588			$192,133

Nine months ended March 31, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
Total for the nine months ended March 31, 2021		77,360			$658,734

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for the year ended June 30, 2019		118,560			$1,306,385

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $190,039 and $114,765, respectively. For the nine months ended March 31, 2021 and 2020, administrative costs incurred by the Company to the Administrator were $664,312 and $452,081, respectively. As of March 31, 2021 and June 30, 2020, $185,820 and $122,384, respectively, was payable to the Administrator by the Company.
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement, dated March 31, 2019, with our Adviser (the “Investment Advisory Agreement”). We pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See "Note 15 - Subsequent Events" for additional information regarding our Adviser and the Investment Advisory Agreement.
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
The total base management fee incurred by the Adviser was $189,019 and $185,935 during the three months ended March 31, 2021 and 2020, respectively. The total base management fee incurred by the Adviser was $556,750 and $525,549 during the nine months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the base management fee was not waived by the Adviser. During the nine months ended March 31, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by the Adviser. During the nine months ended March 31, 2020, base management fees of $525,549 were waived by the Adviser. As of March 31, 2021, the total base management fee due to the Adviser after the waiver was $373,364. As of June 30, 2020, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
There were no incentive fees payable as of March 31, 2021 or June 30, 2020. During the three months and nine months ended March 31, 2021 and 2020, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2021 and 2020, PRIS incurred $13,633 and $22,158, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2021 and 2020, PRIS incurred $39,910 and $60,813, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, $13,400 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2021 and 2020, PSEC incurred $0 and $739, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the nine months ended March 31, 2021 and 2020, PSEC incurred $6,779 and $9,065, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, $0 of expense is due to PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and nine months ended March 31, 2021. The officers do not receive any direct compensation from the Company.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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

On May 11, 2018, the PWAY Adviser agreed to permanently waive its right to any reimbursement (the “Waiver”) to which it was entitled pursuant to the Expense Support Agreement, and any amendments, or the Expense Limitation Agreement, between PWAY and the PWAY Adviser, in the event PWAY (i) consummates a transaction (a “Transaction”) in which PWAY (x) merged with and into another company, or (y) sold all or substantially all of its assets to one or more third parties, or (ii) liquidate its assets and dissolved in accordance with PWAY’s charter and bylaws (a “Dissolution” and together with a Transaction, an “Exit Event”). The Waiver was effective on August 10, 2018 which is when PWAY’s board of directors approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering costs in the amount $482,981 which is presented as an increase to paid-in capital on the Consolidated Statements of Changes in Net Assets for the year ended June 30, 2019.
Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). On April 30, 2020, the Company's board of directors approved extending the ELA for an additional 12-month term ending on April 30, 2021. On and effective February 17, 2021, the ELA was terminated in accordance with its terms. See "Note 15 - Subsequent Events" for information regarding the Company's new Expense Limitation Agreement.
Pursuant to the ELA, our Adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. Our Adviser did not waive base management fees for the three month ended March 31, 2021 pursuant to the ELA as a result of a non-waiver election made by Triton Pacific Adviser, LLC, a member of the Adviser. During the nine months ended March 31, 2021, as a part of the ELA, our Adviser waived its base management fees of $183,386 relating to the three months ended September 30, 2020. During the three months and nine months ended March 31, 2020, as a part of the ELA, our Adviser waived its base management fees of $185,935 and $525,549, respectively.
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our Adviser. Although the ELA terminated effective February 17, 2021, our Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
The following table provides information regarding liabilities incurred by the Adviser pursuant to the ELA:

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	$182,915	$—	$182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	$183,386	$—	$183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	$—	$—	$—	—%	—%	N/A
March 31, 2021	$—	$—	$—	—%	—%	N/A
Total	$1,020,702		$1,020,702
Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Offering. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Former Adviser and is partially owned by one of our former directors, Craig Faggen.
For the three months ended March 31, 2021 and 2020, TPS incurred offering expenses of $0 and $91,384, respectively. For the nine months ended March 31, 2021 and 2020 TPS incurred offering expenses of $16,937 and $207,430, respectively. As of March 31, 2021 and June 30, 2020, the Company owes TPS $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $993 and $80,661 as of March 31, 2021 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

License Agreement
We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of Prospect Capital Management L.P. is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
NOTE 5 - DISTRIBUTIONS
As of March 31, 2021 and June 30, 2020, distributions payable is $124,151 and $111,447, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2021, the Company sent the cash distribution payment of $62,073 to the transfer agent ahead of the payment date to investors of April 2, 2021 and it is included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended March 31, 2021 and 2020,:

	Distributions
For the Nine Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
March 31, 2021
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	$0.05048	$120,377
January 4, 8, 15, 22 and 29, 2021	$0.06310	$150,666
February 5, 12, 19 and 26, 2021	$0.05048	$120,099
March 5, 12, 19, and 26, 2021	$0.05204	$124,150
Total for the Nine Months Ended March 31, 2021		$1,153,361

	Distributions
For the Nine Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
March 31, 2020
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	$0.05240	$124,568
January 3, 10, 17, 24 and 31, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	$0.06112	$144,513
Total for the Nine Months Ended March 31, 2020		$1,260,684

The following FLEX distributions were previously declared and have record dates subsequent to March 31, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	$0.06505
May 7, 14, 21, and 28, 2021	June 7, 2021	$0.05204
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
During the three months and nine months ended March 31, 2021 and 2020 the Company's officers and directors did not purchase any shares of our stock.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
The estimated tax character of dividends paid to the Company's shareholders during the three months ended March 31, 2021 is expected to be as follows.

January 1, 2021- March 31, 2021
Ordinary income	$—
Return of capital	492,183
Total distributions paid to stockholders(1)	$492,183

(1)For the three months ended March 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV.

However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2021.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 72.39% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the three months ended March 31, 2021, there was no income available to distribute.

The Company's cost basis of investments as of March 31, 2021 for tax purposes was $37,897,180, resulting in an estimated net unrealized gain of $1,292,206. The gross unrealized gains and losses of as March 31, 2021 were $1,486,944 and $194,738, respectively. The Company's cost basis of investments as of December 31, 2020 for tax purposes was $37,896,586, resulting in an estimated net unrealized gain of $853,857. The gross unrealized gains and losses of as December 31, 2020 were $1,505,661 and $651,804, respectively. The Company's cost basis of investments as of June 30, 2020 for tax purposes was $37,805,562, resulting in an estimated net unrealized loss of $1,141,859. The gross unrealized gains and losses as of June 30, 2020 were $679,115 and $1,820,974, respectively.

Taxable income generally differs from net decrease in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following illustrates the net increase (decrease) in net assets resulting from operations to taxable income, which were included as part of our tax return for the tax year ended December 31, 2020 and December 31, 2019.

January 1, 2020 - December 31, 2020
Net increase (decrease) in net assets resulting from operations	$92,077
Net realized (gains) losses on investments	845,773
Net unrealized (gains) losses on investments	(744,114)
Other temporary book-to-tax differences	(492,355)
Permanent differences	579,507
Taxable income (loss) before deductions for distributions	$280,888

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

	Unaudited TPIC January 1, 2019 - March 31, 2019	FLEX April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized (gains) losses on investments	(1,672)	1,880,543	1,878,871
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,645)	(468,645)
Permanent differences	659,270	372,911	1,032,181
Taxable income (loss) before deductions for distributions	$(56,925)	$(576,077)	$(633,002)

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

In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the tax year ended December 31, 2019, we increased total distributable earnings (loss) by $1,665,184 and decreased additional paid in capital by $1,665,184. Initially when the Company filed it's audited financial statements, we increased total distributable earnings (loss) by $1,664,822 and decreased additional paid in capital by $1,664,822. The $362 difference is adjusted for the three months and nine months ended March 31, 2021. For the tax year ended December 31, 2020, we increased total distributable earnings (loss) by $579,507 and decreased additional paid in capital by $579,507.
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

For the short tax year ended March 31, 2019, PWAY had no cumulative taxable income in excess of cumulative distributions. For the short tax year ended March 31, 2019, PWAY estimated $100,642 in capital loss carryforwards available for future use. This amount is available for utilization by the Company beginning with the tax year ended December 31, 2019.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

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
NOTE 7 - INVESTMENT PORTFOLIO

At March 31, 2021, we had investments in 50 long-term portfolio investments and CLOs, which had an amortized cost of $39,399,845 and a fair value of $39,189,386. At June 30, 2020, we had investments in 51 long-term portfolio investments and CLOs, which had an amortized cost of $38,874,913 and a fair value of $36,663,703.

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $4,542,613 and $2,578,142 during the three months ended March 31, 2021 and 2020, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $5,832,058 and $22,003,427 during the nine months ended March 31, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $4,515,094 and $2,709,397 were received during the three months ended March 31, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $5,620,552 and $5,984,671 were received during the nine months ended March 31, 2021 and 2020, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2021 and June 30, 2020:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

	March 31, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,146,049	$30,576,190	78%
Senior Secured Loans-Second Lien	1,125,752	1,029,999	3%
Senior Secured Notes	969,416	946,672	2%
Structured Subordinated Notes	6,477,517	5,633,625	14%
Equity/Other	681,111	1,002,900	3%
Total Portfolio Investments	$39,399,845	$39,189,386	100%

	June 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%
Senior Secured Notes	955,986	811,267	2%
Structured Subordinated Notes	6,372,119	5,198,739	14%
Equity/Other	681,111	786,988	2%
Total Portfolio Investments	$38,874,913	$36,663,703	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and June 30, 2020:

	March 31, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,613,360	17%
Structured Finance	5,633,625	14%
Healthcare & Pharmaceuticals	5,123,614	13%
Telecommunications	3,832,185	10%
High Tech Industries	3,759,447	10%
Media: Broadcasting & Subscription	2,145,750	6%
Services: Business	1,965,726	5%
Wholesale	1,938,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,479,743	4%
Automotive	1,250,000	3%
Financial	946,672	2%
Banking, Finance, Insurance & Real Estate	744,483	2%
Consumer goods: Durable	724,138	2%
Media: Advertising, Printing & Publishing	477,500	1%
Beverage, Food & Tobacco	475,300	1%
Energy: Oil & Gas	467,290	1%
Retail	10,209	0%
Total	$39,189,386	100%

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,198,739	14%
Healthcare & Pharmaceuticals	4,911,755	13%
Services: Consumer	4,589,768	13%
High Tech Industries	4,508,948	12%
Telecommunications	3,580,442	10%
Media: Broadcasting & Subscription	2,031,588	6%
Services: Business	1,960,850	5%
Wholesale	1,807,778	5%
Construction & Building	1,644,070	5%
Media: Diversified and Production	1,644,000	4%
Transportation: Cargo	1,469,647	4%
Financial	811,267	2%
Consumer goods: Durable	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%
Beverage, Food & Tobacco	436,673	1%
Energy: Oil & Gas	365,000	1%
Media: Advertising, Printing & Publishing	332,812	1%
Retail	1,774	0%
Total	$36,663,703	100%

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2021 and June 30, 2020, respectively:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$9,071,234	$21,504,956	$30,576,190
Senior Secured Loans-Second Lien	—	—	1,029,999	1,029,999
Senior Secured Notes	—	—	946,672	946,672
Structured Subordinated Notes	—	—	5,633,625	5,633,625
Equity/Other	—	—	1,002,900	1,002,900
Total Portfolio Investments	$—	$9,071,234	$30,118,152	$39,189,386

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,653,561	$28,653,561
Senior Secured Loans-Second Lien	—	—	1,213,148	1,213,148
Senior Secured Notes	—	—	811,267	811,267
Structured Subordinated Notes	—	—	5,198,739	5,198,739
Equity/Other	—	—	786,988	786,988
Total Portfolio Investments	$—	$—	$36,663,703	$36,663,703

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for equity investments of portfolio companies , the enterprise value was determined by applying a market approach such as using earnings before interest income, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
During the nine months ended March 31, 2021, the valuation methodology for ACE Cash Express, Inc. (“ACE Cash”) changed to incorporate the price observed in a completed tender offer for the Senior Secured Notes. As a result of the price observed in the completed tender offer and a decline in market yields, the fair value of our investment in ACE Cash increased to $946,672 as of March 31, 2021, a discount of $22,744 from its amortized cost, compared to the $144,719 unrealized depreciation recorded at June 30, 2020.
During the nine months ended March 31, 2021, the valuation methodology for Global Tel*Link Corporation ("Global Tel*Link") changed to incorporate Markit quotes. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in Global Tel*Link increased to $1,938,585 as of March 31, 2021, a premium of $22,973 from its amortized cost, compared to the $75,451 unrealized depreciation recorded at June 30, 2020.
During the nine months ended March 31, 2021, the valuation methodology for Help/Systems Holdings, Inc. ("Help Systems") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in Help Systems increased to $1,485,000 as of March 31, 2021, a premium of $12,112 from its amortized cost, compared to the $430 unrealized appreciation recorded at June 30, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
During the nine months ended March 31, 2021, the valuation methodology for Rocket Software, Inc. ("Rocket") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in Rocket increased to $2,059,192 as of March 31, 2021, a premium of $13,612 from its amortized cost, compared to the $20,733 unrealized depreciation recorded at June 30, 2020.
During the nine months ended March 31, 2021, the valuation methodology for Staples, Inc. ("Staples") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Staples increased to $1,938,444 as of March 31, 2021, a discount of $15,202 from its amortized cost, compared to the $157,360 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Transplace Holdings, Inc. ("Transplace"), changed to remove the yield method. As a result of an increase in the quoted price, the fair value of our investment in Transplace increase to $1,479,743 as of March 31, 2021, a premium of $19,292 from its amortized cost, compared to the $604 unrealized appreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for GK Holdings, Inc., Second Lien Term Loan ("GK- 2L"), changed from a market quote to a recovery analysis. As a result, the fair value of our investment in GK-2L decreased to $75,000 as of March 31, 2021, a discount of $49,220 from its amortized cost, compared to the $47,874 unrealized depreciation recorded at June 30, 2020.

As of March 31, 2021 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $241,865 and $241,201, respectively, with fair value of $180,750 and $159,788, respectively. The fair values of these investments represent approximately 0.5% and 0.4% of our total assets at fair value as of March 31, 2021 and June 30, 2020, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus (the "Wuhan Virus") as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic rescission.

The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, any delays or pauses in vaccine distributions, or inability to achieve "herd immunity" could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any "second wave", or "third wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of these financial statements, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
As a BDC, we are required to carry our investments at fair value as determined in good faith by our board of directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
Although it is difficult to predict the extent of the impact of the Wuhan Virus outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicles to not receive full par credit for purposes of calculation of the CLO vehicles's overcollateralization tests and as a consequence, may lead to a reduction in such CLO vehicle's payments to us because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2021 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the nine months ended March 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated Notes	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$—	$5,198,739	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	996,438	249,171	121,976	—	329,487	1,697,072
Net realized and unrealized gains (losses) on investments	996,438	260,221	121,976	—	329,487	1,708,122
Purchases of investments	5,794,540	—	—	—	—	5,794,540
Payment-in-kind interest	36,968	550	—	—	—	37,518
Accretion (amortization) of purchase discount and premium, net	167,101	2,330	13,429	—	105,399	288,259
Repayments and sales of portfolio investments	(5,116,227)	(446,250)	—	—	—	(5,562,477)
Transfers within Level 3(1)	—	—	—	—	—	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(9,027,425)	—	—	—	—	(9,027,425)
Fair Value at March 31, 2021	$21,504,956	$1,029,999	$946,672	$—	$5,633,625	$29,115,252

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$619,152	$251,979	$121,976	$—	$329,487	$1,322,594

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended March 31, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	215,912	215,912
Net realized and unrealized gains (losses) on investments	215,912	215,912
Fair Value at March 31, 2021	$1,002,900	$1,002,900

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$215,912	$215,912

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(262,779)	(432,689)	—	—	—	(695,468)
Net change in unrealized gains (losses) on investments	(1,656,968)	(470,687)	(32,460)	—	(777,203)	(2,937,318)
Net realized and unrealized gains (losses) on investments	(1,919,747)	(903,376)	(32,460)	—	(777,203)	(3,632,786)
Purchases of investments	19,164,017	—	—	—	1,355,698	20,519,715
Payment-in-kind interest	—	87	—	—	—	87
Accretion (amortization) of purchase discount and premium, net	102,816	4,312	4,460	—	(55,375)	56,213
Repayments and sales of portfolio investments	(5,909,608)	(65,000)	—	—	—	(5,974,608)
Transfers into Level 3(1)	4,166,783	—	849,700	—	—	5,016,483
Transfers out of Level 3(1)	(3,309,573)	—	—	—	—	(3,309,573)
Fair Value at March 31, 2020	$28,120,558	$1,541,250	$821,700	$—	$5,238,607	$35,722,115

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(1,815,502)	$(660,117)	$(32,460)	$—	$(777,203)	$(3,285,282)

(1) Transfer are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers into Level 3 were due to decreased observability of the inputs during the quarter ended March 31, 2020. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended March 31, 2020.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2021:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$3,112,845	Market quotes	Indicative dealer quotes	88.00%-100.89%	98.40%
Senior Secured First Lien Debt	18,392,111	Discounted Cash Flow (Yield Analysis)	Market Yield	5.16%-8.05%	6.38%
Senior Secured Second Lien Debt	954,999	Market quotes	Indicative dealer quotes	80.00%-96.25%	94.36%
Senior Secured Second Lien Debt	75,000	Recovery Analysis	Recovery Rate	60%	60%
Senior Secured Notes	946,672	Discounted Cash Flow (Yield Analysis)	Market Yield	16.49%-19.49%	17.99
Equity/Other	1,002,900	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.50x	8.00x
Subordinated Structured Notes	5,633,625	Discounted Cash Flow	Discount Rate	0.04%- 33.69%(1)	24.62%(1)
	$30,118,152
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
For the three months and nine months ended March 31, 2021 and 2020 there were structuring fees recognized as part of interest income of $1,827 and $0, respectively on the Consolidated Statement of Operations. For the three months ended March 31, 2021 and 2020, accelerated original issue discount due to repayments included in interest income totaled $69,651 and $5,241, respectively. For the nine months ended March 31, 2021 and 2020, accelerated original issue discount due to repayments included in interest income totaled $69,651 and $41,689, respectively.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

As of June 30, 2020, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2020. As of March 31, 2021, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of March 31, 2021, we were in compliance with the applicable covenants.
As of March 31, 2021 and June 30, 2020, we had $21,000,000 outstanding on our Credit Facility. As of March 31, 2021 and June 30, 2020, the investments used as collateral for the Credit Facility had an aggregate fair value of $31,415,230 and $29,705,147, respectively, which represents 80% and 81% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of March 31, 2021.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2021 and June 30, 2020, $478,032 and $522,163, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2021 and 2020, we recorded $140,675 and $178,723, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the nine months ended March 31, 2021 and 2020 we recorded $432,126 and $454,726, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended March 31, 2021 and 2020,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.40% and 3.05%, respectively. For the nine months ended March 31, 2021 and 2020  the average stated interest rate (i.e., rate in effect plus the spread) was 2.43% and 3.43%, respectively. For the three months ended March 31, 2021 and 2020, average outstanding borrowings for Credit Facility was $21,000,000. For the nine months ended March 31, 2021 and 2020 average outstanding borrowings for Credit Facility was $21,000,000 and $16,105,455, respectively.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$8.60	$9.19	$8.28	$9.88
Net investment income (loss)	(0.02)	0.09	(0.10)	0.18
Net realized and net change in unrealized gains (losses) on investments	0.13	(1.09)	0.85	(1.55)
Net increase (decrease) in net assets resulting from operations	0.11	(1.00)	0.75	(1.37)
Distributions(b)
Return of capital distributions	(0.17)	(0.08)	(0.43)	(0.42)
Distributions from net investment income	—	(0.11)	(0.06)	(0.11)
Total Distributions	(0.17)	(0.19)	(0.49)	(0.53)
Other (c)	—	0.05	—	0.07
Net asset value at end of period	$8.54	$8.05	$8.54	$8.05
Total return based on net asset value (d)	1.23%	(10.80)%	9.20%	(14.36)%

Supplemental Data:
Net assets at end of period	$20,381,576	$19,183,603	$20,381,576	$19,183,603
Average net assets	$20,443,855	$20,277,408	$20,082,453	$21,653,136
Average shares outstanding	2,380,077	2,345,900	2,374,867	2,365,238
Ratio to average net assets:
Total annualized expenses	19.61%	17.09%	20.43%	16.05%
Total annualized expenses (after expense limitation agreement)	19.61%	13.42%	19.21%	12.82%
Net investment income (loss)	(1.16)%	4.34%	(1.54)%	2.59%

Portfolio Turnover	11.59%	6.82%	14.75%	18.17%

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
(d) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the period and assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded. Total return has not been annualized.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2020	June 30, 2019(e)	June 30, 2018(f)	June 30, 2018(f)
			PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	9.88	$9.89	$13.53	$13.53
Net investment income	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.57)	(0.54)	(0.62)	(0.62)
Distributions from net investment income	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs		0.61	—	—
Other (c)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,558,400	$23,410,715	$7,933,028	$420,136
Average net assets	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	13.07%	9.11%	8.91%	8.73%
Net investment income	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	24.56%	93.42%	37.42%	37.42%

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
(f) The per share data and total return include the shareholder activity prior to PWAY’s conversion to an interval fund. PWAY Class A Shares include the activity for Class R shares prior to such conversion and PWAY Class I Shares include activity for PWAY Class I Shares and Class RIA shares prior to such conversion.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income				Net Investment Income
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$314,140	N/A	$0.49	$0.49	$(279,116)	N/A	$(0.43)	$(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	$0.23	N/A	N/A	(709,296)	$(0.30)	N/A	N/A

September 30, 2019	$748,644	$0.31	N/A	N/A	$150,724	$0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A
June 30, 2020	839,755	0.35	N/A	N/A	145,913	0.06	N/A	N/A

September 30, 2020	$848,045	$0.36	N/A	N/A	$31,475	$0.01	N/A	N/A
December 31, 2020	871,095	0.37	N/A	N/A	(203,503)	(0.09)	N/A	N/A
March 31, 2021	943,080	0.40	N/A	N/A	(59,179)	(0.02)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021

	Net Realized and Net Change in Unrealized (Losses) Gains				Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$(142,584)	N/A	$(0.22)	$(0.23)	$(421,700)	N/A	$(0.65)	$(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	$(0.10)	N/A	N/A	(947,463)	$(0.40)	N/A	N/A

September 30, 2019	$(744,821)	$(0.31)	N/A	N/A	$(594,097)	$(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A
June 30, 2020	773,450	0.32	N/A	N/A	919,363	0.38	N/A	N/A

September 30, 2020	$475,633	$0.20	N/A	N/A	$507,108	$0.21	N/A	N/A
December 31, 2020	1,215,336	0.51	N/A	N/A	1,011,833	0.42	N/A	N/A
March 31, 2021	320,832	0.13	N/A	N/A	261,653	0.11	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.
                                                        NOTE 14 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months and nine months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$261,653	$(2,346,255)	$1,780,594	$(3,237,013)
Weighted average common shares outstanding	2,380,077	2,345,900	2,374,867	2,365,238
Net increase (decrease) in net assets resulting from operations per share	$0.11	$(1.00)	$0.74	$(1.37)

NOTE 15 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Investment Advisory Agreement

On April 20, 2021, Company entered into a new investment advisory agreement (the “New Advisory Agreement”) with Prospect Capital Management L.P., the Company’s new investment adviser (“PCM”). The New Advisory Agreement was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). The Company’s stockholders approved the New Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.

The New Advisory Agreement replaces the Company’s prior investment advisory agreement, dated March 31, 2019 (the “Prior Advisory Agreement”), with Prospect Flexible Income Management, LLC, the Company's former investment adviser ("PFIM"), which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Prior Advisory Agreement, except for its date of effectiveness, term and PCM serving as the Company’s investment adviser instead of PFIM. As such, the Prior Advisory Agreement and the New Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by PCM as were conducted by PFIM.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited) March 31, 2021
The New Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. The material terms of the New Advisory Agreement are further described and compared to those of the Prior Advisory Agreement in the Company’s definitive proxy statement filed with the SEC on March 2, 2021. In addition, the termination of the Prior Advisory Agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021.

The foregoing description of the New Advisory Agreement is a summary only and is qualified in its entirety by reference to the full text of the New Advisory Agreement, which was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021.

Expense Limitation Agreement

On April 20, 2021, Company entered into a new expense limitation agreement (the “New ELA”) with PCM. The New ELA was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act).

The New ELA replaces the Company’s former expense limitation agreement, dated March 31, 2019 (the “Former ELA), with PFIM, which was terminated effective February 17, 2021. Under the New ELA, PCM may waive a portion or all of the investment advisory fees that it is entitled to receive under the New Advisory Agreement in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00% (the “Expense Limit,” and each such permissive waiver referred to as a “Voluntary Waiver”). The Expense Limit under the New ELA is the same as the Expense Limit that existed under the Former ELA; however, in addition to the Voluntary Waivers, PCM has agreed to waive investment advisory fees to the extent necessary to limit the Company’s operating expenses to the Expense Limit from the effective date of the New ELA through September 30, 2021 (“Guaranteed Waiver”). The Former ELA only contained a Voluntary Waiver and, unlike the New ELA, did not contain a Guaranteed Waiver. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms. The material terms of the New ELA are further described in the Company’s definitive proxy statement filed with the SEC on March 2, 2021. In addition, the termination of the Former ELA is described in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021.

The foregoing description of the New ELA is a summary only and is qualified in its entirety by reference to the full text of the New ELA, which was included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021.
Sales of Common Stock
For the period beginning April 1, 2021 and ending May 10, 2021, the Company issued 7,218 shares pursuant to its distribution reinvestment plan in the amount of $62,079.
Investment activity
On April 30, 2021, Encino Acquisition Partners Holdings, LLC fully repaid the $500,000 Second Lien Term Loan to us at par.

Repurchase Offer

On March 19, 2021, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $201,149. The Tender Offer was for cash at a price equal to the net asset value per share as of April 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2021 and a total of 206,569 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,665 shares validly tendered and not withdrawn at a price equal to $8.50 per share for an aggregate purchase price of approximately $201,149.

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

We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis with Triton Pacific Securities, LLC (the "Dealer Manager") serving as the dealer manager for the offering pursuant to a dealer manager agreement, as amended. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. We are engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as our dealer manager regarding potential future capital raises by us.

As of May 10, 2021, we have sold a total of 2,369,730 shares of common stock, including 259,445 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,676,556, including the reduction due to ($3,384,246) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “Former Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the Wuhan Virus a global pandemic and recommended containment and mitigation measures worldwide. As of the three months and nine months ended March 31, 2021, and subsequent to March 31, 2021, the Wuhan Virus pandemic has had a significant impact on the U.S. and global economy and on us.

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

Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is controlled by Prospect Capital Management, L.P., who owns a majority of its voting units. Mr. Eliasek is the principal officer of the Adviser. See "Recent Developments" for additional information regarding the Adviser and our investment advisory agreement.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and nine months ended March 31, 2021, we purchased investment securities (excluding short-term securities) of $4,520,250 and $5,794,540, respectively. During the same three month and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $4,515,094 and $5,620,552, respectively, resulting in a total net portfolio growth of $5,156 for the three months ended March 31, 2021 and a net portfolio growth of $173,988 for the nine months ended March 31, 2021.
Debt Issuances and Redemptions
During the three months and nine months ended March 31, 2021, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of March 31, 2021. See "Credit Facility".

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

On March 19, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $201,149. The tender offer was for cash at a price equal to the net asset value per share determined as of April 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2021 and a total of 206,569 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,665 shares validly tendered and not withdrawn at a price equal to $8.50 per share for an aggregate purchase price of approximately $201,149.
Equity Issuances
As part of the dividend reinvestment plan, we issued 8,710, 7,093, and 7,218 shares of our common stock on February 5, 2021, March 5, 2021 and April 2, 2021, respectively.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Prospect Capital Management, L.P., has access to 93 professionals, 40 of whom perform investment advisory functions.
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
As a BDC, we are permitted under the 1940 Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, we were allowed to increase our leverage capacity effective as of March 16, 2019. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines.
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

Portfolio and Investment Activity
During the three months and nine months ended March 31, 2021, we purchased investment securities (excluding short-term securities) of $4,520,250 and $5,794,540, respectively. During the same three month and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $4,515,094 and $5,620,552, respectively, resulting in a total net portfolio growth of $5,156 and $173,988 for the three months and nine months ended March 31, 2021, respectively. As of March 31, 2021, our investment portfolio, with a total fair value of $39,189,386, consisted of interests in 50 investments (81% in senior secured loans, 2% in senior secured notes, 3% in equity/other and 14% in CLO - subordinated notes).

During the three months and nine months ended March 31, 2021, the U.S. loan market exhibited a heightened level of volatility. As of March 31, 2021, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and may adversely impact the fair value and performance of certain investments prospectively. During quarter end March 31, 2021, U.S. loan prices rebounded and as a result, our portfolio increased in value during the three months and nine months ended March 31, 2021. In addition, the increase is driven largely by tightening credit spreads as market participants expected a lower yield on similar investments given the level of volatility generated by the Wuhan Virus pandemic declined.

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
Portfolio Holdings
As of March 31, 2021, our investment portfolio, with a total fair value of $39,189,386, consisted of interests in 26 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021			As of June 30, 2020
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$30,146,049	$30,576,190	78%	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,125,752	1,029,999	3%	1,558,072	1,213,148	4%
Equity/Other	681,111	1,002,900	3%	681,111	786,988	2%
Senior Secured Notes	969,416	946,672	2%	955,986	811,267	2%
Structured subordinated notes	6,477,517	5,633,625	14%	6,372,119	5,198,739	14%
Total	$39,399,845	$39,189,386	100%	$38,874,913	$36,663,703	100%

Number of portfolio companies	26			27
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	19%			16%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and June 30, 2020:

	March 31, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,525,546	17%	$6,613,360	17%
Structured Finance	6,477,517	16%	5,633,625	14%
Healthcare & Pharmaceuticals	4,538,066	11%	5,123,614	13%
Telecommunications	3,753,085	10%	3,832,185	10%
High Tech Industries	3,731,812	9%	3,759,447	10%
Media: Broadcasting & Subscription	2,182,770	6%	2,145,750	6%
Services: Business	1,965,726	5%	1,965,726	5%
Wholesale	1,953,646	5%	1,938,444	5%
Media: Diversified and Production	1,454,345	4%	1,601,900	4%
Transportation: Cargo	1,460,451	4%	1,479,743	4%
Automotive	1,237,500	3%	1,250,000	3%
Financial	969,416	2%	946,672	2%
Banking, Finance, Insurance & Real Estate	743,297	2%	744,483	2%
Consumer goods: Durable	718,169	2%	724,138	2%
Media: Advertising, Printing & Publishing	494,812	1%	477,500	1%
Beverage, Food & Tobacco	478,214	1%	475,300	1%
Energy: Oil & Gas	496,428	1%	467,290	1%
Retail	219,046	1%	10,209	0%
Total	$39,399,846	100%	$39,189,386	100%

	June 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,372,119	16%	$5,198,739	14%
Healthcare & Pharmaceuticals	4,559,170	12%	4,911,755	13%
Services: Consumer	4,684,684	12%	4,589,768	13%
High Tech Industries	4,552,866	12%	4,508,948	12%
Telecommunications	3,747,852	10%	3,580,442	10%
Media: Broadcasting & Subscription	2,193,588	6%	2,031,588	6%
Services: Business	1,980,964	5%	1,960,850	5%
Wholesale	1,965,137	5%	1,807,778	5%
Construction & Building	1,730,600	4%	1,644,070	5%
Media: Diversified and Production	1,574,165	4%	1,644,000	4%
Transportation: Cargo	1,469,043	4%	1,469,647	4%
Financial	955,986	2%	811,267	2%
Consumer goods: Durable	736,490	2%	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%	663,305	2%
Beverage, Food & Tobacco	480,744	1%	436,673	1%
Energy: Oil & Gas	495,843	1%	365,000	1%
Media: Advertising, Printing & Publishing	493,860	1%	332,812	1%
Retail	218,497	1%	1,774	0%
Total	$38,874,913	100%	$36,663,703	100%
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
The following table shows the composition of our investment portfolio by level of control as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$472,357	1%	$1,002,900	3%	$472,357	1%	$786,988	2%
Non-Control/Non-Affiliate	38,927,488	99%	38,186,486	97%	38,402,556	99%	35,876,715	98%
Total Investments	$39,399,845	100%	$39,189,386	100%	$38,874,913	100%	$36,663,703	100%

(1) As of March 31, 2021 and June 30, 2020, the fair value of our investments were impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Valuation of Portfolio Investments”.

Net Asset Value
During the three months ended March 31, 2021, our net asset value decreased by ($124,557), or ($0.06) per share, and, during the nine months ended March 31, 2021, our net asset value increased by $823,176, or $0.26 per share. The decrease was primarily attributable $0.19 of dilution per share related to distributions exceeding our net investment loss of $(59,179), for the three months ended March 31, 2021. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $2,011,801, or $0.85 per weighted average share, for the nine months ended March 31, 2021. For the three months ended March 31, 2021, the decrease was primarily offset by an increase in net realized and net change in unrealized gains of $320,832, or $0.13 per weighted average share. For the nine months ended March 31, 2021, the increase was primarily offset by $0.58 of dilution per share related to distributions exceeding our net investment loss of $(231,207). The following table shows the calculation of net asset value per share as of March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
Net assets	$20,381,576	$19,558,400
Shares of common stock issued and outstanding	2,386,177	2,363,011
Net asset value per share	$8.54	$8.28

Results of Operations
Investment Income
For the three months ended March 31, 2021 and 2020 we generated $943,080 and $900,371, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the nine months ended March 31, 2021 and 2020 we generated $2,662,220 and $2,502,863, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the three months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $22,363 and $29, respectively. For the nine months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $37,518 and $87, respectively.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,002,259 and $866,485 for the three months ended March 31, 2021 and 2020 respectively. Total operating expenses before expense limitation support totaled $3,076,813 and $2,607,283 for the nine months ended March 31, 2021 and 2020, respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, and audit and tax expense.
The base management fees for the three months ended March 31, 2021 and 2020 respectively, were $189,019 and $185,935. The base management fees for the nine months ended March 31, 2021 and 2020, respectively, were $556,750 and $525,549.

The interest and credit facility expense for the three months ended March 31, 2021 and 2020 respectively, were $140,675 and $178,723. The interest and credit facility expense for the nine months ended March 31, 2021 and 2020, respectively, were $432,126 and $454,726.
The amortization of offering costs for the three months ended March 31, 2021 and 2020 respectively, were $102,547 and $151,512. The amortization of offering costs for the nine months ended March 31, 2021 and 2020, respectively, were $378,875 and $423,406.
The legal expenses for the three months ended March 31, 2021 and 2020 respectively, were $156,679 and $20,760. The legal expenses for the nine months ended March 31, 2021 and 2020, respectively, were $297,365 and $132,380. The legal expenses for the three months and nine months ended March 31, 2021 were higher due to additional costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $0 and $(185,935) for the three months ended March 31, 2021 and 2020, respectively, and $(183,386) and $(525,549) for the nine months ended March 31, 2021 and 2020, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $(59,179) and $219,821 for the three months ended March 31, 2021 and 2020 respectively. Our net investment income (loss) totaled $(231,207) and $421,129 for the nine months ended March 31, 2021 and 2020, respectively. Our Adviser did not waive base management fees for the quarters ended December 31, 2020 and March 31, 2021, which resulted in the decline of net investment income for the three months and nine months ended March 31, 2021.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2021 and 2020 respectively, we received proceeds from sales and repayments on unaffiliated investments of $4,515,094 and $2,709,397, from which we realized gains (losses) of $0 for both periods. For the nine months ended March 31, 2021 and 2020, respectively, we received proceeds from sales and repayments on unaffiliated investments of $5,620,552 and $5,984,671, from which we realized gains (losses) of $11,050 and $(695,468).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2021 and 2020 respectively, net change in unrealized gains (losses) totaled $320,832 and $(2,566,076), respectively. For the nine months ended March 31, 2021 and 2020, respectively, net change in unrealized gains (losses) totaled $2,000,751 and $(2,962,674), respectively. For the three months and nine months ended March 31, 2021, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the Wuhan Virus pandemic began. For more information, see “Valuation of Portfolio Investments”.
Financial Condition, Liquidity and Capital Resources
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the Wuhan Virus will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

On March 5, 2021, the FCA announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021
(all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii)
the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.

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
We generate cash primarily from the net proceeds of offerings of our common stock, and from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with the discussion of the Wuhan Virus Pandemic under the "Critical Accounting Policies" section below.
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. We are engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as our dealer manager regarding potential future capital raises by us.
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
To the extent we offer shares of our common stock and our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each closing, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting upfront selling commissions, if any, is below the then-current net asset value per share of the applicable class. Promptly following any such adjustment to the offering price per share and to the extent we are conducting a public offering, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we appropriately publish the updated information.

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
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On March 31, 2019, we entered into the Investment Advisory Agreement with Prospect Flexible Income Management, LLC in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon consummation of the Merger. Prospect Flexible Income Management, LLC serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) income and capital gains incentive fees based on our performance. See "Overview" and "Recent Developments."
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
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 10, 2021 and notes the following:
Investment Advisory Agreement

On April 20, 2021, Company entered into a new investment advisory agreement (the “New Advisory Agreement”) with Prospect Capital Management L.P., the Company’s new investment adviser (“PCM”). The New Advisory Agreement was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). The Company’s stockholders approved the New Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.

The New Advisory Agreement replaces the Company’s prior investment advisory agreement, dated March 31, 2019 (the “Prior Advisory Agreement”), Prospect Flexible Income Management, LLC, the Company's former investment adviser ("PFIM"), which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Prior Advisory Agreement, except for its date of effectiveness, term and PCM serving as the Company’s investment adviser instead of PFIM. As such, the Prior Advisory Agreement and the New Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by PCM as were conducted by PFIM. The New Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. The material terms of the New Advisory Agreement are further described and compared to those of the Prior Advisory Agreement in the Company’s definitive proxy statement filed with the SEC on March 2, 2021. In addition, the termination of the Prior Advisory Agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021.

The foregoing description of the New Advisory Agreement is a summary only and is qualified in its entirety by reference to the full text of the New Advisory Agreement, which was included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021.

Expense Limitation Agreement

On April 20, 2021, Company entered into a new expense limitation agreement (the “New ELA”) with PCM. The New ELA was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act).

The New ELA replaces the Company’s former expense limitation agreement, dated March 31, 2019 (the “Former ELA), with PFIM, which was terminated effective February 17, 2021. Under the New ELA, PCM may waive a portion or all of the investment advisory fees that it is entitled to receive under the New Advisory Agreement in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00% (the “Expense Limit,” and each such permissive waiver referred to as a “Voluntary Waiver”). The Expense Limit under the New ELA is the same as the Expense Limit that existed under the Former ELA; however, in addition to the Voluntary Waivers, PCM has agreed to waive investment advisory fees to the extent necessary to limit the Company’s operating expenses to the Expense Limit from the effective date of the New ELA through September 30, 2021 (“Guaranteed Waiver”). The Former ELA

only contained a Voluntary Waiver and, unlike the New ELA, did not contain a Guaranteed Waiver. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms. The material terms of the New ELA are further described in the Company’s definitive proxy statement filed with the SEC on March 2, 2021. In addition, the termination of the Former ELA is described in the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2021.

The foregoing description of the New ELA is a summary only and is qualified in its entirety by reference to the full text of the New ELA, which was included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021.
Sales of Common Stock
For the period beginning April 1, 2021 and ending May 10, 2021, the Company issued 7,218 shares pursuant to its distribution reinvestment plan in the amount of $62,079.
Investment activity
On April 30, 2021, Encino Acquisition Partners Holdings, LLC fully repaid the $500,000 Second Lien Term Loan to us at par.

Repurchase Offer

On March 19, 2021, under our share repurchase program, we made an offer to purchase (the "Tender Offer") up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of the Tender Offer. The total proceeds under the distribution reinvestment plan prior to the Tender Offer was $201,149. The Tender Offer was for cash at a price equal to the net asset value per share as of April 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2021 and a total of 206,569 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,665 shares validly tendered and not withdrawn at a price equal to $8.50 per share for an aggregate purchase price of approximately $201,149.

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

Related Party Transactions

License Agreement

We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of PCM is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with our Adviser. We will pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See “-Investment Advisory Fees” and "Recent Developments."

Certain members of our senior management hold an equity interest in our Adviser.  Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $190,039 and $114,765, respectively. For the nine months ended March 31, 2021 and 2020, administrative costs incurred by the Company to the Administrator were $664,312 and $452,081, respectively. As of March 31, 2021 and June 30, 2020, $185,820 and $122,384, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2021 and 2020, PRIS incurred $13,633 and $22,158, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2021 and 2020, PRIS incurred $39,910 and $60,813, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, $13,400 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2021 and 2020, PSEC incurred $0 and $739, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the nine months ended March 31, 2021 and 2020, PSEC incurred $6,779 and $9,065, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, $0 of expense is due to PSEC.

Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and nine months ended March 31, 2021. The officers do not receive any direct compensation from the Company.

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with Triton Pacific Securities, LLC ("TPS"),which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, the Adviser could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Former Adviser and is partially owned by one of our former directors, Craig Faggen.
For the three months ended March 31, 2021 and 2020, TPS incurred offering expenses of $0 and $91,384, respectively. For the nine months ended March 31, 2021 and 2020, TPS incurred offering expenses of $16,937 and $207,430, respectively. As of March 31, 2021 and June 30, 2020, the Company owes TPS $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $993 and $80,661 as of March 31, 2021 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

Expense Limitation Agreement

The Company entered into an expense limitation agreement with the Adviser, which was terminated effective February 17, 2021 in accordance with its terms. Pursuant to the terms of this expense limitation agreement the Adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under the Investment Advisory Agreement in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. See “Expense Limitation Agreement” and "Recent Developments" below.

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

Expense Limitation Agreement with the Adviser
Concurrently with the closing of the Merger, we entered into an Expense Limitation Agreement with our Adviser (the “ELA”). On and effective February 17, 2021, the ELA was terminated in accordance with its terms. See "Recent Developments" for information regarding the Company's new Expense Limitation Agreement.
Pursuant to the ELA, our Adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. Our Adviser did not waive fees for the three month ended March 31, 2021. During the nine months ended March 31, 2021, our Adviser waived its base management fees of $183,386 related to the three months ended September 30, 2020.
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by our Adviser. Although the ELA was terminated effective February 17, 2021, our Adviser maintains its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
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

Investment Advisory Fees
Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See "Recent Developments" for additional information regarding the Adviser and the Investment Advisory Agreement.
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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

The majority of our non-CLO investments are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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

Impact of the novel coronavirus (the "Wuhan Virus") pandemic

As of March 31, 2021, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months and nine months ended March 31, 2021, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Due from and to Adviser
Amounts due from the Adviser are for amounts waived under the ELA (as such term is defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. No amounts were waived by the Adviser under the ELA for the three months ended March 31, 2021. As of June 30, 2020, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest
The Company has certain investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $22,363 and $29, respectively. For the nine months ended March 31, 2021 and 2020, PIK interest included in interest income totaled $37,518 and $87, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information

Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of March 31, 2021, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and nine months ended March 31, 2021.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” in our Annual Report on Form 10-K.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part II, Item 1A. Risk Factors, “Risks Relating to Our Business - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations”.

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2021, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $21,000,000 as of March 31, 2021.

On March 5, 2021, the FCA announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2021:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$801,877	$630,000	$171,877
Up 200 basis points	$485,404	$420,000	$65,404
Up 100 basis points	$168,930	$210,000	$(41,070)
Down 100 basis points	$(17,730)	$(40,793)	$23,063

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

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2021.

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

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2021, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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

The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2021 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 6, 2020	June 5, 12, 19, and 26, 2020	7,120	$8.25
August 7, 2020	July 6, 10, 17, 24 and 31, 2020	8,839	$8.25
September 4, 2020	August 7, 14, 21 and 28, 2020	6,795	$8.49
October 2, 2020	September 4, 11, 18 and 25, 2020	7,247	$8.49
November 6, 2020	October 2, 9, 16, 23 and 30, 2020	9,108	$8.49
December 4, 2020	November 6, 13, 20 and 27, 2020	7,193	$8.55
January 4, 2021	December 4, 11, 18 and 25, 2020	7,289	$8.55
February 5, 2021	January 4, 8, 15, 22 and 29, 2021	8,710	$8.90
March 5, 2021	February 5, 12, 19 and 26, 2021	7,093	$8.60
April 2, 2021	March 5, 12, 19, and 26, 2021	7,218	$8.60

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

On March 19, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $201,149. The tender offer was for cash at a price equal to the net asset value per share as of April 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2021 and a total of 206,569 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,665 shares validly tendered and not withdrawn at a price equal to $8.50 per share for an aggregate purchase price of approximately $201,149.

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
3.6     Second Amended and Restated Bylaws(6)
10.1    Investment Advisory Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect Capital Management
L.P.(7)
10.2    Expense Limitation Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect Capital Management
L.P.(8)
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
(3)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019.
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
(7)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 21, 2021.
(8)Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 21, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)