Form 10-K
period 2021-06-30
Prospect Flexible Income Fund, Inc.
filed 2021-08-27
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 27, 2021 was 2,378,440.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus pandemic, on our and our portfolio companies’ business and the global economy;
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
•the impact of changes in London Interbank Offered Rate on our operating results;
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
•the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this annual report on Form 10-K.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K and our other SEC filings.
We have based the forward-looking statements included in this report on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.
As a result of Pathway Capital Opportunity Fund, Inc. (“PWAY”) being the accounting survivor of the Merger (as defined herein) with Triton Pacific Investment Corporation, Inc. ("TPIC"), certain financial information and performance of operations regarding PWAY are discussed herein. Such information may contain forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and above for a discussion of the uncertainties, risks and assumptions associated with such statements. You should read this annual report on Form 10-K in conjunction with the financial statements and related notes and other financial information appearing elsewhere herein.

PART I

Item 1. Business

In this report, the terms “FLEX,” the "Company," “we,” “us” and “our” mean Prospect Flexible Income Fund, Inc. (formerly known as TP Flexible Income Fund, Inc.) and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.

We were formed as a Maryland corporation on April 29, 2011. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be taxed for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Prospect Capital Management L.P. (the "Adviser"or "Prospect Capital Management") is registered as an investment adviser with the Securities and Exchange Commission, or SEC, under the Investment Advisers Act of 1940 (the "Advisers Act"). Our Adviser manages our portfolio and makes all investment decisions for us, subject to supervision by our board of directors. On June 25, 2014, we satisfied our minimum offering requirement of selling at least $2.5 million in common stock and on October 1, 2014, we commenced our investment operations.

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March 31, 2019 (the "Former Investment Advisory Agreement”), with Prospect Flexible Income Management, LLC, our former investment adviser ("PFIM"), which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM.

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

•Defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•Proven management teams. We expect to focus on companies that have experienced management teams with an established track record of success.
•Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•Viable exit strategy. We will attempt to invest a majority of our assets in securities that may be sold in a privately negotiated over-the-counter market or public market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For investments that are not able to be sold within this market, we intend to focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
•Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•Private equity sponsorship. Often, we will seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. Our Adviser’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
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
Subordinated Debt
In addition to syndicated senior secured first lien loans, syndicated senior secured second lien loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally will target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be payment-in-kind ("PIK").
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
Risk Management
We seek to limit the downside potential of our investment portfolio by:
•applying our investment strategy guidelines for portfolio investments;
•requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
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

Credit analysis/due diligence. Before undertaking an investment, the transaction team expects to conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•a full operational analysis to identify the key risks and opportunities of the company’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•on-site visits, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.

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

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Established platform with seasoned investment professionals. We believe that we will benefit from the wide resources of our Adviser, which is focused on sourcing, structuring, executing, monitoring and exiting a broad range of investments. We believe the personnel of our Adviser possess market knowledge, experience and industry relationships that enable them to identify potentially attractive investment opportunities in companies pursuant to our investment strategy.
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
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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

Securities Exchange Act and Sarbanes-Oxley Act Compliance
We will be subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;
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
Compensation of the Dealer Manager and Selected Broker-Dealers
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis with Triton Pacific Securities, LLC (the "Dealer Manager") serving as the dealer manager for the offering pursuant to a dealer manager agreement, as amended. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. We are engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as our dealer manager regarding potential future capital raises by us.
Except as otherwise described in this annual report on Form 10-K, the Dealer Manager would receive an upfront sales load of up to 9.0% of the gross proceeds received on Class A Shares sold in the offering all or a portion of which could be paid to selected broker-dealers and financial representatives. The upfront sales load consisted of upfront selling commissions of up to 6.0% of the gross proceeds of Class A Shares sold in the offering and a dealer manager fee of up to 3.0% of the gross offering proceeds of Class A Shares sold in the offering. The upfront selling commissions and dealer manager fees would not be paid in connection with purchases of shares pursuant to our distribution reinvestment plan. In addition to the upfront selling commissions and dealer manager fees, the Adviser could pay the Dealer Manager a fee (the “Additional Selling Commissions”) equal to no more than 1.0% of the net asset value per share per year. The Dealer Manager would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Additional Selling Commissions would not be paid by our shareholders. The Adviser would cease making these payments to our Dealer Manager with respect to each share upon the earliest to occur of the following: (i) the date when the aggregate underwriting compensation would exceed that permitted under Conduct Rule 2310 of FINRA over the life of the offering, which equals 10% of the gross offering proceeds from the sale of shares in the offering (excluding shares purchased through our distribution reinvestment plan); (ii) the date of a liquidity event; (iii) the date that such share is redeemed or is no longer outstanding; (iv) the date when the aggregate upfront selling commission, dealer manager fees, and payments from the Adviser together equal 10% (or such other amount, as determined by the Adviser) of the actual price paid for such share; or (v) the date when Prospect Flexible Income Management, LLC no longer serves as our investment adviser.
All or a portion of the upfront selling commissions and dealer manager fees, as applicable, could be paid to selected broker-dealers and financial representatives.  In addition, the upfront sales load, could be reduced or waived in connection with certain categories of sales, such as sales for which a volume discount applies, sales through investment advisers or banks acting as trustees or fiduciaries and sales to our affiliates.  The Dealer Manager would not directly or indirectly pay or award any fees or commissions or other compensation to any person or entity engaged to sell our shares or give investment advice to a potential stockholder except to a registered broker-dealer or other properly licensed agent for selling or distributing our shares.
FINRA Rule 2310 provides that the maximum compensation payable from any source to FINRA members participating in an offering may not exceed 10% of gross offering proceeds, excluding proceeds received in connection with the issuance of shares through a distribution reinvestment plan. Payments collected by us in connection with the distribution fee, in addition to any upfront sales load, would be considered underwriting compensation for purposes of FINRA Rule 2310. The maximum aggregate underwriting compensation collected from payments of distribution fees, upfront selling commissions and contingent deferred sales charges, if any, and any other sources would not exceed 10% of the gross offering proceeds from the sale of shares in the offering.

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through February 19, 2021 (the date the offering terminated), we have sold 1,690,905 shares of our common stock for gross proceeds of approximately $24,195,384.

Administration

We have entered into an administration agreement with Prospect Administration LLC, (our "Administrator") (as amended and restated, the “Administration Agreement”) pursuant to which our Administrator performs certain administrative functions on our behalf.

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

About Our Adviser

Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of PWAY prior to the Merger.  In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $6.3 billion as of June 30, 2021, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

Prospect Capital Management L.P. is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 700 S Rosemary Ave, Suite 204, West Palm Beach, FL 33401. We depend on the due diligence, skill and network of business contacts of the senior management of the our Adviser. We also depend, to a significant extent, on the Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. Our Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement , we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.

Our board of directors includes a majority of independent directors and oversees and monitors the activities of our Adviser as well as our investment portfolio and performance, and annually reviews the compensation paid to our Adviser. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to managing our portfolio, our Adviser provides on our behalf managerial assistance to those of our portfolio companies to which we are required to provide such assistance.  We have the right to terminate the Investment Advisory Agreement upon 60 days’ written notice to our Adviser, and our Adviser has the right to terminate the Investment Advisory Agreement upon 120 days’ written notice to us.

COVID-19

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures worldwide. As of June 30, 2021, and subsequent to June 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

The extent of the impact of the COVID-19 pandemic, including uncertainty regarding new variants of the COVID-19 that have emerged, on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies. See “Risk Factors.”

Employees

We do not currently have any employees and do not expect to have any employees. The services necessary for the operation of our business are provided by investment professionals and personnel of our Adviser and by the officers and the employees of the Administrator pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, respectively, each as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Each of our executive officers is an employee or affiliate of our Adviser or our Administrator. Our day-to-day investment activities are managed by our Adviser, the investment professionals of which focus on origination, transaction development, investment and the ongoing monitoring of our investments. We reimburse both our Adviser and our Administrator for a certain portion of expenses incurred in connection with such staffing. Because we have no employees, we do not have a formal employee relations policy.

Corporate Information

Our executive offices are located at 10 East 40th Street, 42nd Floor, New York, NY 10016 and our telephone number is (212) 448-0702.

Available Information

As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, proxy statements and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. These reports will also be available on our website at www.prospectflex.com. You may access and print all documents provided through this service.

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

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act;
•meet the Annual Distribution Requirement;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net
•income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Code), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly-traded partnerships,” or the Diversification Tests.

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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “-Failure To Maintain RIC Tax Treatment.”
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-

term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
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

Risk Factor Summary

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

•Disruptions or instability in capital markets, including as a result of the COVID-19 pandemic, could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.

•The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•Legislative or other actions relating to taxes could have a negative effect on us.

•A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility and a failure to maintain our status as a RIC may subject us to additional corporate-level income taxes and reduce earnings available from which to pay dividends.

•Our use of borrowed funds to make investments will expose us to risks typically associated with leverage.

•Because our business model depends to a significant extent upon the business relationships of our Adviser, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•Adverse economic conditions or increased competition for investment opportunities could delay deployment of our capital, reduce returns and result in losses.

•There are significant potential conflicts of interest which could adversely impact our investment returns.

•Rising interest rates may adversely affect the value of our portfolio investments, which could have an adverse effect on our business, financial condition and results of operations.

•Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

•Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.

•We may suffer credit losses.

•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.

•Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

•The lack of liquidity in our investments may adversely affect our business.

•Our portfolio contains a limited number of portfolio companies, some of which comprise a substantial percentage of our portfolio, which subjects us to a greater risk of significant loss if any of these companies defaults on its obligations under any of its debt securities.

•Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on our payment obligations or fails to perform as we expect.

•Economic recessions or downturns could impair a company in which we invest and harm our operating results.

•Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

•Our portfolio companies may be highly leveraged.

•Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

• If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

•Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

•Securitization of our assets subjects us to various risks
.
•Our ability to invest in public companies may be limited in certain circumstances.

•Our asset coverage requirement is 150%, which may increase the risk of investing with us.

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

We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this annual report on Form 10-K. In particular, if the current period of market disruption and instability caused by the COVID-19 pandemic continues for an extended period of time, our ability to declare and pay distributions on our shares may be adversely impacted. Under such circumstances, our distributions may not be consistent with historical levels, may not grow over time, and may partially comprise a return of capital; and it is possible that investors may not receive distributions at all. For more information regarding the COVID-19 pandemic, see “— Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.” In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions.

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

•The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “Business - Certain U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See “Risks Related to Debt Financing.”
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We may pursue growth through acquisitions of other BDCs or registered investment companies, acquisitions of critical business partners or other strategic initiatives. Attempts to expand our business involve a number of special risks, including some or all of the following:

•the required investment of capital and other resources;
•the assumption of liabilities in any acquired business;
•the disruption of our ongoing business; and
•increasing demands on our operational and management systems and controls.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts

We entered into a non-exclusive, royalty-free license to use the “Prospect” name, which may be terminated if our Adviser or another affiliate of the Adviser is no longer our investment adviser.

We entered into a royalty-free license agreement with an affiliate of our Adviser, pursuant to which we were granted a non-exclusive license to use the “Prospect” name. Under this license agreement, we have the right to use the “Prospect.” name for so long as our Adviser or another affiliate of the Adviser is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

Risks Related to our Adviser and Its Affiliates

We will rely in our Adviser and its investment personnel for the selection of our assets and the monitoring of our investments.

We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser and its investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. The departure of any of the members of our Adviser could have a material adverse effect on our ability to achieve our investment objectives. There can be no assurances that the individuals affiliated with the Adviser who will manage our portfolio will continue to be affiliated with the Adviser, or that the Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, or that we will continue to have access to its investment professionals or their information and deal flow.

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

Investing in small and mid-sized companies involves a number of significant risks. Among other things, these companies:
•May have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•May have limited financial resources and limited access to capital markets and may be unable to meet their obligations under their debt instruments, some of which we may hold or may be senior to us;
•Are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us. As well, limited resources may make it difficult to attract the necessary talent or invest in the necessary infrastructure to help the company grow;
•Generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•Generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

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

The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by it or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we holds. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Certain of our portfolio companies may be more likely to fail to satisfy financial or operating covenants under the market conditions caused by the COVID-19 pandemic, which continue for an extended period of time. For more information regarding the COVID-19 pandemic, see “ – Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.”

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

Our investments may include OID instruments. To the extent OID constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.
•OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
•Interest rates payable on OID instruments, including PIK loans are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.
•An election to defer PIK interest payments by adding them to the principal of such instruments increases our total assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases our Adviser’s future income incentive fees at a compounding rate.
•Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash-pay securities.
•The deferral of PIK interest on a loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
•The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level U.S. federal income and excise taxes.

The lack of liquidity in our investments may adversely affect our business.

We will make investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, certain of our investments may be more difficult to dispose of at a favorable price under market conditions caused by the COVID-19 pandemic, which may continue for an extended period of time. For more information regarding the COVID-19 pandemic, see “— Disruptions or instability in capital markets could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.”

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement rate for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, SOFR or other replacement rates may fail to gain market acceptance. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the future of LIBOR at this time is uncertain and the specific effects of a transition away from LIBOR cannot be determined with certainty as of the date of this filing, a transition away from LIBOR could:

•adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked CLO investments;
•require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;
•result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•result in disputes, litigation or other actions with CLO investment managers, regarding the interpretation and enforceability of provisions in our LIBOR-based CLO investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•cause us to incur additional costs in relation to any of the above factors.

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

Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. The 3-month LIBOR currently exceeds the 1-month LIBOR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month LIBOR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month LIBOR exceeds the 1-month LIBOR increases.

The senior secured loans underlying the CLOs in which we invest typically have floating interest rates. A rising interest rate environment may increase loan defaults, resulting in losses for the CLOs in which we invest. In addition, increasing interest rates may lead to higher prepayment rates, as corporate borrowers look to avoid escalating interest payments or refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of the CLOs. However, since many of the senior secured loans within CLOs have LIBOR floors, if LIBOR is below the average LIBOR floor, there may not be corresponding increases in investment income resulting in smaller distributions to equity investors in these CLOs.

The actual effects of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

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

The accounting and tax implications of such investments are complicated. In particular, reported earnings from the equity tranche investments of these CLO vehicles are recorded under GAAP based upon an effective yield calculation. Current taxable earnings on these investments, however, will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within the Company’s fiscal year, even though the investments are generating cash flow. In general, the tax treatment of these investments may result in higher distributable earnings in the early years and a capital loss at maturity, while for reporting purposes the totality of cash flows are reflected in a constant yield to maturity.

Some instruments issued by CLO vehicles may not be readily marketable and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value.
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
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

Risks Relating to Economic Conditions

Disruptions or instability in capital markets, including as a result of the COVID-19 pandemic, could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, including as a result of the COVID-19 pandemic, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China and has been declared a global pandemic. The COVID-19 pandemic has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories globally, as well as border closings, quarantines, cancellations, disruptions to supply chains and customer activity, and general concern and uncertainty. As the potential impact on global markets from COVID-19 is difficult to predict, the extent to which the COVID-19 pandemic may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the COVID-19 pandemic or treat its impact, all of which are beyond our control. Additionally, the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries. The impact of the outbreak may be short term or may last for an extended period of time. These potential impacts, while uncertain, could adversely affect our operating results.

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

Current and future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the continued global market impacts of the COVID-19 pandemic, or the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time, could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. For a discussion of the risks involved with the reduction of our asset coverage requirement 150%, see “Risk Factors—Risks Related to Business Development Companies—Recent legislation may allow us to incur additional leverage.”

Equity capital may also be difficult to raise during periods of adverse or volatile market conditions. Subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes..

Events outside of our control, including public health crises, may have, a negative impact on our portfolio companies and our business and operations.
As of the filing date of this annual report on Form 10-K, there is a continued outbreak of a highly contagious form of a novel coronavirus (“COVID-19”). The COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech, Johnson and Johnson, and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccine could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:
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

•reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;
•companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this annual report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2021, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the COVID-19 pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.
The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the COVID-19 pandemic, Prospect Capital Management L.P. instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of the COVID-19 that have emerged, and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following uncertainty regarding new variants of the COVID-19 that have emerged, any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments. Accordingly, an investment in the Company is subject to an elevated degree of risks as compared to other market environments.

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

A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as LIBOR floors. To the extent we invest in credit instruments with LIBOR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in LIBOR floors and rates do not rise to levels above the LIBOR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This, in turn, may result in the potential for a decrease in the level of income available for dividends or other distributions made by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. See “—Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.”

Events outside of our control, including public health crises, may negatively affect our results of operations and financial performance.

Periods of market volatility may occur in response to pandemics or other events outside of our control. These types of events could adversely affect our results of operations and financial performance. For example, the COVID-19 pandemic has adversely affected global economic activity and greatly contributed to significant deterioration and volatility in financial markets across the world, including signals of an uptick in illiquid or inactive markets, which may cause a change in valuation methodology and/or technique as well as the observability of inputs to be used in valuation techniques. Depending on the severity and length of the outbreak, this pandemic could present material uncertainty and risk with respect to us, including an adverse effect on our portfolio companies’ operations and their financial condition, the ability of such portfolio companies to provide underlying financial information in a timely manner, expected declines in the valuation of our investments in the portfolio companies, collectability of amounts due from others, and our overall performance. The rapid development and fluidity of this situation precludes management from making an estimate as to the ultimate adverse impact of the pandemic on the value of our investments, liquidity, financial condition, and results of operations for fiscal year 2021.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. The Company is working to navigate the significant challenges created by the unprecedented COVID-19 pandemic. If adverse market conditions, including as a result of the COVID-19 pandemic, continue or increase in severity and duration, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we are currently seeking, and approval of the specific issuance by our board of directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

To the extent that there are significant delays in the application of the initial or subsequent proceeds of any offering to our investment program, from time to time, due to market conditions, the relative lack of suitable investment candidates or the time needed for transaction due diligence and execution, it will be more difficult to achieve our investment objectives and our returns may be adversely affected.

If we conduct an offering and are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

To the extent that less than the maximum number of shares is subscribed for in any offering by us, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

The shares sold in any offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in our offering, you will have limited liquidity.

The shares offered by us in any offering are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Therefore, if you purchase shares you will likely have limited ability to sell your shares.

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

We establish the offering price for our shares of common stock on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

The price of shares of our common stock is established on an arbitrary basis and is not based on the amount or nature of our assets or our book value. Therefore, at any given time, the offering price may be higher than the value of our investments.

We may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The success of any offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability to establish and maintain a network of licensed securities brokers-dealers and other agents. There is therefore no assurance that we or any dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to construct a portfolio of a sufficiently broad array of assets. We may not be able to raise adequate proceeds through any offering to implement our investment strategy. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.

Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, the terms of any such repurchases will be limited. As a result, you will have limited opportunities to sell your shares.

Beginning with the second quarter of 2016, we commenced offers to allow you to submit your shares on a quarterly basis for repurchase pursuant to our share repurchase program at a price equal to the net offering price or net asset value per share, as applicable, in effect as of the date of such repurchase. However, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan (at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Our assets may be depleted to fulfill repurchases under our share repurchase program.

We will have no obligation to repurchase shares if the repurchase would violate applicable restrictions on distributions under federal or Maryland law that prohibit distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify you of such developments (1) in our SEC filings or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During any offering, we will also include this information in a prospectus supplement or post-effective amendment to our registration statement, as applicable, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our share repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in any offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be the net offering price or net asset value per share, as applicable, in effect as of the date of such repurchase, may be lower than what you paid in connection with your purchase of shares in any offering.

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

We may be unable to invest a significant portion of the net proceeds of any offering on acceptable terms in the timeframe contemplated by this annual report on Form 10-K.

Delays in investing the net proceeds of any offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of any offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it generally will take us between 30-90 days for us to fully invest the initial proceeds we receive in connection with any offering in securities meeting our investment objectives and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of any offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in our offering do not have preemptive rights to any shares we issue in the future. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of our authorized shares of stock without stockholder approval. After your purchase of our shares, our board of directors may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or to members of, or professionals utilized by, our Adviser or Administrator. To the extent we issue additional equity interests after your purchase of our shares, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

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

We may borrow money or incur debt to leverage our capital structure. As a result:

•shares of our common stock would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if it did not use leverage;
•any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;
•if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150%, and any amounts used to service indebtedness would not be available for such dividends;
•any credit facility we may enter into would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;
•any credit facility we may enter into may include covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness; and
•we, and indirectly our stockholders, will bear the entire cost of issuing and paying interest on any debt.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $41.9 million in total assets, (ii) an average cost of funds of 2.41%, (iii) $21 million in debt outstanding and (iv) $19.9 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholder	(23.5)%	(13.0)%	(2.5)%	8.0%	18.5%
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

We may incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act (the “SBCAA”) was signed into law. The SBCAA, among other things, modified the applicable provisions of the 1940 Act to reduce the required asset coverage ratio applicable to a BDC from 200% to 150% subject to certain approval, time and disclosure requirements (including either stockholder approval or approval of a “required majority” of its board of directors).

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

The rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, the Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Fund’s shares and their indirect effect on the value of the Fund’s assets, the Fund’s shares or market conditions generally.
 We may be subject to certain corporate-level U.S. federal income taxes if we fail to qualify for taxation as a RIC.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, source-of-income and asset-diversification requirements. See “Business - Certain U.S. Federal Income Tax Considerations.”

•The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our total assets and we do not hold more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of any one issuer, of any two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of

RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest, or issued with warrants, or, in certain cases, with increasing interest rates), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-

corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, these expenses, referred to as miscellaneous itemized deductions, are currently not deductible (and beginning in 2026, will be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income), and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.

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

General Risk Factors

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union. The U.K. formally left the European Union on January 31, 2020. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of the COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Democratic Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;

•events arising from local or larger scale political or social matters, including terrorist acts; and

•cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and our Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Prospect Capital Management and third-party service providers, and the information systems of our portfolio companies. Prospect Capital Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are leased by our Administrator, consist of various leases expiring up to and through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2021.

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

If our net asset value increased during the offering, our offering price would be adjusted to ensure that shares were not sold at a price per share, after deduction of selling commissions and dealer manager fees, that was below our net asset value per share. In connection with each closing of sales of our shares in the offering, our board of directors or a committee thereof was required within 48 hours of the time of such closing, to make the determination that we were not selling shares of our common stock at a price which, after deducting the sales load, was below our then current net asset value per share. The board of directors or a committee thereof would consider the following factors, among others, in making such determination:

•The net asset value per share of our common stock disclosed in the most recent periodic report we filed with the SEC;
•Our management’s assessment of whether any material change in our net asset value per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value per share to the period ending two days prior to the date of the closing; and
•The magnitude of the difference between the net asset value per share disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value per share since the date of the most recently disclosed net asset value per share, and the offering price of the shares of our common stock at the date of closing.

Importantly, this determination did not require that we calculate net asset value per share in connection with each closing and sale of shares of our common stock, but instead it involved the determination by the board of directors or a committee thereof that, at the time at which the closing and sale was made, we were not selling shares of our common stock at a price which, after deducting the sales load, was materially below the then current net asset value per share.

Moreover, to the extent that there was even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting the sales load, was materially below the then current net asset value per share of our common stock at the time at which the closing and sale was made or (ii) triggered the undertaking (which we provided to the SEC in our registration statement to suspend the offering of shares of our common stock pursuant to our registration statement if our net asset value per share fluctuated by certain amounts in certain circumstances until our registration statement was amended, our board of directors or a committee thereof would elect, in the case of clause (i) above, either to postpone the closing until such time that there was no longer the possibility of the occurrence of such event or to undertake to determine net asset value per share within two days prior to any such sale to ensure that such sale would not be at a price which, after deducting the sales load, was materially below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value per share to ensure that such undertaking has not been triggered.

As of June 30, 2021, 2,386,057 shares were outstanding.

Holders

Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of August 27, 2021:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	2,378,440
Class T Common Stock	37,500,000	—	—

As of August 27, 2021, we had 1,044 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

Repurchase Program

We do not currently intend to list our shares on any securities exchange and we do not expect a public market for our shares to develop in the foreseeable future, if ever. Therefore, stockholders should not expect to be able to sell their shares promptly or at a desired price. No stockholder will have the right to require us to repurchase any of his or her shares. Because no public market exists for our shares, and none is expected to develop, stockholders should not expect to be able to liquidate their investment prior to any listing, liquidation or other liquidity event, other than through our share repurchase program, or, in limited circumstances, as a result of transfers of shares to other eligible investors.

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

The board also will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•The effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);
•The liquidity of our assets (including fees and costs associated with disposing of assets);
•Our investment plans and working capital requirements;
•The relative economies of scale with respect to our size;
•Our history in repurchasing shares or portions thereof; and
•The condition of the securities markets.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased by applying the limitations on the number of shares to be repurchased, noted above. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the current net offering price or net asset value per share, as applicable, on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that you submit for repurchase. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you may not be able to dispose of your shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.

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

Since the Merger, we have completed six tender offers pursuant to our share repurchase program.

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

On December 18, 2020, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $192,133. The tender offer was for cash at a price equal to the net offering price per share determined as of January 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2021 and a total of 221,978 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,588 shares validly tendered and not withdrawn at a price equal to $8.90 per share for an aggregate purchase price of approximately $192,133.

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

On June 18, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,595. The tender offer was for cash at a price equal to the net asset value per share as of July 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2021 and a total of 235,236 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,081 shares validly tendered and not withdrawn at a price equal to $8.33 per share for an aggregate purchase price of approximately $200,595.

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2017
September 30, 2016	N/A	—	—%	$—	$—
December 31, 2016	January 25, 2017	772	100%	$14.00	$10,803
March 31, 2017	April 27, 2017	359	100%	$14.02	$5,034
Total for year ended June 30, 2017		1,131			$15,837

Year ended June 30, 2018
June 30, 2017	July 31, 2017	4,801	61%	$13.61	$65,335
September 30, 2017	October 30, 2017	5,246	81%	$13.57	$71,189
December 31, 2017	January 23, 2018	5,689	100%	$13.56	$77,152
March 31, 2018	April 30, 2018	22,245	100%	$13.03	$289,865
Total for year ended June 30, 2018		37,981			$503,541

Year ended June 30, 2019
June 30, 2018	August 7, 2018	31,715	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018	November 13, 2018	19,180	100%	Class A:$11.35	$217,695
December 31, 2018	February 15, 2019	17,749	100%	Class A:$10.80	$191,672
June 30, 2019(*)	June 27, 2019	49,916	100%	Class A:$9.93	$495,169
Total for year ended June 30, 2019		118,560			$1,306,385

Year ended June 30, 2020
September 30, 2019(*)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(*)	December 27, 2019	51,715	100%	$8.91	$460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	$211,246
March 31, 2020(*)	April 14, 2020	52,987	100%	$8.05	$426,546
Total for year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	$229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	$192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	$201,149
Total for year ended June 30, 2021		101,025			$859,883

(*)This represents a Special Repurchase Offer

Recent Sales of Unregistered Securities

In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 6, 2020	June 5, 12, 19, and 26, 2020	7,120	$8.25
August 7, 2020	July 6, 10, 17, 24 and 31, 2020	8,839	$8.25
September 4, 2020	August 7, 14, 21 and 28, 2020	6,795	$8.49
October 2, 2020	September 4, 11, 18 and 25, 2020	7,247	$8.49
November 6, 2020	October 2, 9, 16, 23 and 30, 2020	9,108	$8.49
December 4, 2020	November 6, 13, 20 and 27, 2020	7,193	$8.55
January 4, 2021	December 4, 11, 18 and 25, 2020	7,289	$8.55
February 5, 2021	January 4, 8, 15, 22 and 29, 2021	8,710	$8.90
March 5, 2021	February 5, 12, 19 and 26, 2021	7,093	$8.60
April 2, 2021	March 5, 12, 19 and 26, 2021	7,218	$8.60
May 7, 2021	April 2, 9, 16, 23 and 30, 2021	9,137	$8.50
June 7, 2021	May 7, 14, 21 and 28, 2021	7,190	$8.50
July 2, 2021	June 4, 11, 18 and 25, 2021	7,217	$8.50

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

The following tables reflect the cash distributions per share that were declared and paid on common stock by FLEX and PWAY during the fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively:

Fiscal year 2021
Record Date	Payment date	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
July 6, 10, 17, 24 and 31, 2020	August 7, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	September 4, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	October 2, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	November 6, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	December 4, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	January 4, 2021	$0.05048	$120,377
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	$0.06310	$150,666
February 5, 12, 19 and 26, 2021	March 5, 2021	$0.05048	$120,099
March 5, 12, 19, and 26, 2021	April 2, 2021	$0.05204	$124,150
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	$0.06505	$155,656
May 7, 14, 21, and 28, 2021	June 7, 2021	$0.05204	$123,767
June 4, 11, 18, and 25, 2021	July 2, 2021	$0.05204	$124,046

The following FLEX distributions were declared on May 7, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
July 2, 9, 16, 23, and 30, 2021	August 6, 2021	$0.06505
August 6, 13, 20, and 27, 2021	September 3, 2021	$0.05204

The following FLEX distributions were declared on August 24, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
September 3, 10, 17, and 24, 2021	October 1, 2021	0.04488
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	0.05610
November 5, 12, 19, and 26, 2021	December 3, 2021	0.04488

Fiscal year 2020
Record Date	Payment date	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
July 5, 12, 19 and 26, 2019	July 29, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	October 3, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	October 31, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	December 4, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	January 3, 2020	$0.05240	$124,568
January 3, 10, 17, 24 and 31, 2020	February 7, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	March 6, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	April 3, 2020	$0.06112	$144,513
April 3, 10, 17 and 24, 2020	May 1, 2020	$0.06112	$146,195
May 1, 8, 15, 22 and 29, 2020	June 5, 2020	$0.07640	$179,431
June 5, 12, 19, and 26, 2020	July 6, 2020	$0.04716	$111,447

Fiscal year 2019
Record Date	Payment date	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
April 5, 12, 19 and 26, 2019	April 29, 2019	$0.05260	$126,413
May 3, 10, 17, 24 and 31, 2019	May 3, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	July 1, 2019	$0.05240	$126,128

PWAY (Accounting Survivor) – Pre-Merger

The following tables reflect the distributions per share that PWAY declared and paid or were payable to its stockholders during the nine months period ended March 31, 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

For the Year Ended	Per Class A Share(a)	PWAY Class A Common Shares, Amount Distributed	Per Class I Share(a)	PWAY Class I Common Shares, Amount Distributed
Fiscal 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06076	$36,312	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05960	$35,707	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05460	$31,826	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05300	$30,573	$0.05314	$1,744
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658	$0.05400	$1,772
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

FLEX Distributions

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

The estimated tax character of dividends paid to the Company's shareholders during the twelve months ended December 31, 2020 is expected to be as follows:

Tax Year Ended December 31, 2020
Ordinary income	$315,994
Return of capital	1,232,806
Total distributions paid to stockholders	$1,548,800
However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2020.

The estimated tax character of dividends paid to the Company's shareholders during the six months ended June 30, 2021 is expected to be as follows.

January 1, 2021- June 30, 2021
Ordinary income	$—
Return of capital	895,652
Total distributions paid to stockholders(1)	$895,652

(1)For the six months ended June 30, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV.

Item 6. Selected Financial Data

The following selected financial data for the year ended June 30, 2021 and June 30, 2020 reflects FLEX's financial data for the twelve months then ended. The following selected financial data for the year ended June 30, 2019 reflects nine month's of PWAY's financial data and three months of FLEX financial data. The following selected financial data for the years ended June 30, 2018, 2017 and 2016 is all derived from PWAY’s financial statements. PWAY is the accounting survivor in connection with the Merger and its historical financial statements will be included in the reports that FLEX files with the SEC following the Merger. PWAY’s fiscal year end was June 30 and as a result of it being the accounting survivor, FLEX’s fiscal year end is also June 30 following the Merger. The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. Historical data is not necessarily indicative of the results to be expected for any future period.

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

	Year Ended June 30,
Statements of operations data:	2021	2020	2019	2018	2017
Total investment income	$3,511,353	$3,342,618	$1,410,726	$1,298,317	$1,179,924
Total operating expenses	4,025,027	3,484,040	2,943,931	1,984,880	1,655,397
Less: Expense reimbursement from sponsor	(327,459)	(708,464)	(309,881)	(1,205,356)	(865,348)
Waiver of organization costs paid by the Adviser	—	—	(1,492,252)	—	—
Net operating expenses	3,697,568	2,775,576	1,141,798	779,524	790,049
Net investment income (loss)	$(186,215)	$567,042	$268,928	$518,793	$389,875
Total net realized and unrealized gain (loss) on investments	$1,936,800	$(2,884,692)	$(1,052,816)	$(523,918)	$375,807
Net increase (decrease) in net assets resulting from operations	$1,750,585	$(2,317,650)	$(783,888)	$(5,125)	$765,682

Per share data (PWAY Class R, Class RIA and Class I)(5):
NAV (at period end)	N/A	N/A	N/A	N/A	$13.53
Net investment income (loss)(1)	N/A	N/A	N/A	N/A	$0.71
Net realized and unrealized (loss) gain (1)	N/A	N/A	N/A	N/A	$0.68
Net increase in net assets resulting from operations (1)	N/A	N/A	N/A	N/A	$1.39
Return of capital distributions to stockholders(2)	N/A	N/A	N/A	N/A	$(0.92)
Offering costs(1)	N/A	N/A	N/A	N/A	$0.03
Other(3)	N/A	N/A	N/A	N/A	$0.22

Per share data (PWAY Class A)(5)(6):
NAV (at period end)	N/A	N/A	N/A	$12.71	N/A
Net investment income (loss)(1)	N/A	N/A	N/A	$0.79	N/A
Net realized and unrealized (loss) gain (1)	N/A	N/A	N/A	$(0.80)	N/A

Net increase in net assets resulting from operations (1)	N/A	N/A	N/A	$(0.01)	N/A
Return of capital distributions to stockholders(2)	N/A	N/A	N/A	$(0.86)	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	N/A	N/A	$0.05	N/A

Per share data (PWAY Class I)(5)(6):
NAV (at period end)	N/A	N/A	N/A	$12.73	N/A
Net investment income (loss)(1)	N/A	N/A	N/A	$0.81	N/A
Net realized and unrealized (loss) gain (1)	N/A	N/A	N/A	$(0.79)	N/A
Net increase in net assets resulting from operations (1)	N/A	N/A	N/A	$0.02	N/A
Return of capital distributions to stockholders(2)	N/A	N/A	N/A	$(0.86)	N/A
Offering costs(1)	N/A	N/A	N/A	N/A	N/A
Other(3)	N/A	N/A	N/A	$0.04	N/A

Per share data (FLEX Class A)(8):
NAV (at period end)	$8.36	$8.28	$9.88	N/A	N/A
Net investment income (loss)(1)	$(0.08)	$0.24	$0.91	N/A	N/A
Net realized and unrealized (loss) gain (1)	$0.82	$(1.22)	$(1.11)	N/A	N/A
Net increase in net assets resulting from operations (1)	$0.74	$(0.98)	$(0.20)	N/A	N/A
Return of capital distributions to stockholders(2)	$(0.59)	$(0.57)	$(0.54)	N/A	N/A
Dividends from net investment income(2)	$(0.06)	$(0.15)	$(0.03)
Offering costs(1)	$—	$—	$0.61	N/A	N/A
Other(3)	$(0.01)	$0.10	$0.15	N/A	N/A

Statements of Assets and Liabilities data:
Total investment portfolio	$37,842,310	$36,663,703	$24,019,563	$10,940,179	$12,060,436
Total assets	41,910,151	41,900,953	33,058,837	11,921,182	13,074,666
Credit Facility payable	21,000,000	21,000,000	5,500,000	1,350,000	2,625,000
Total liabilities	21,962,344	22,342,553	9,648,122	3,568,018	4,668,922
Total net assets	$19,947,807	$19,558,400	$23,410,715	$8,353,164	$8,405,744

Other data:
Total return for PWAY Class R, RIA and I(4)(7)	N/A	N/A	N/A	N/A	13.2%
Total return for PWAY Class A(4)(5)(6)	N/A	N/A	N/A	0.18%	N/A
Total return for PWAY Class I(4)(5)(6)	N/A	N/A	N/A	0.33%	N/A
Total return for FLEX Class A(8)	N/A	N/A	7.52%	N/A	N/A

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

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC ("PFIM"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator" or "Prospect Administration"), an affiliate of PFIM and our new investment adviser, Prospect Capital Management L.P. (the "Adviser"), became our administrator. Although PWAY merged with and into us, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed herein and in other applicable reports that we file with the SEC.

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. See “Investment Advisory Fees” for additional information.

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

As of August 27, 2021, we have sold a total of 2,378,440 shares of common stock, including 292,236 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,753,112, including the reduction due to ($3,584,841) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the year ended June 30, 2021, and subsequent to June 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on its future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three month and twelve months ended June 30, 2021, we purchased investment securities (excluding short-term securities) of $990,000 and $6,784,540, respectively. During the same three month and twelve month period, sales and redemptions of investment securities (excluding short-term securities) were $2,324,210 and $7,944,762, respectively, resulting in a total net portfolio decline of ($1,334,210) for the three months ended June 30, 2021 and a net portfolio decline of ($1,160,222) for the twelve months ended June 30, 2021.
Debt Issuances and Redemptions
During the three month and twelve months ended June 30, 2021, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of June 30, 2021. See "Credit Facility".

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

On June 18, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,595. The tender offer was for cash at a price equal to the net asset value per share as of July 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2021 and a total of 235,236 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,081 shares validly tendered and not withdrawn at a price equal to $8.33 per share for an aggregate purchase price of approximately $200,595
Equity Issuances
As part of the dividend reinvestment plan, we issued 9,137, 7,190, and 7,217 shares of our common stock on May 7, 2021, June 7, 2021 and July 2, 2021, respectively.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to 98 professionals, 40 of whom perform investment advisory functions.
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
Merger
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc., which was subsequently changed to Prospect Flexible Income Fund, Inc. on August 5, 2020, as discussed above. As a result of the Merger the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired.
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

Portfolio and Investment Activity
During the three month and twelve months ended June 30, 2021, we purchased investment securities (excluding short-term securities) of $990,000 and $6,784,540, respectively. During the same three month and twelve month period, sales and redemptions of investment securities (excluding short-term securities) were $2,324,210 and $7,944,762, respectively, resulting in a total net portfolio decline of ($1,334,210) and ($1,160,222) for the three month and twelve months ended June 30, 2021, respectively. As of June 30, 2021, our investment portfolio, with a total fair value of $37,842,310, consisted of interests in 49 investments (80% in senior secured loans, 3% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
As of June 30, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the year ended June 30, 2021, the aggregate increases in fair value and net unrealized appreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the twelve month period. However, for certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

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
Portfolio Holdings
As of June 30, 2021, our investment portfolio, with a total fair value of $37,842,310, consisted of interests in 24 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021			As of June 30, 2020
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	505,448	495,856	1%	1,558,072	1,213,148	4%
Equity/Other	681,111	893,000	2%	681,111	786,988	2%
Senior Secured Notes	973,876	951,073	3%	955,986	811,267	2%
Structured subordinated notes	6,459,535	5,626,202	15%	6,372,119	5,198,739	14%
Total	$38,086,490	$37,842,310	100%	$38,874,913	$36,663,703	100%

Number of portfolio companies	24			27
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	97%			98%
% Fixed Rate (based on fair value)(1)	3%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	18%			16%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021 and June 30, 2020:

	June 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,491,735	17%	$6,562,905	17%
Structured Finance	6,459,535	17%	5,626,202	15%
Healthcare & Pharmaceuticals	4,531,018	12%	5,003,106	13%
Telecommunications	3,740,188	10%	3,855,595	10%
High Tech Industries	2,253,946	6%	2,235,256	6%
Services: Business	1,960,647	5%	1,960,647	5%
Media: Broadcasting & Subscription	1,937,073	5%	1,960,000	5%
Wholesale	1,949,670	5%	1,930,444	5%
Media: Diversified and Production	1,461,047	4%	1,601,900	4%
Transportation: Cargo	1,457,657	4%	1,470,870	4%
Automotive	1,234,894	3%	1,246,875	4%
Consumer goods: Non-Durable	990,075	3%	1,003,440	3%
Financial	973,876	3%	951,073	3%
Banking, Finance, Insurance & Real Estate	741,476	2%	742,613	2%
Consumer goods: Durable	712,061	2%	717,672	2%
Media: Advertising, Printing & Publishing	495,129	1%	485,625	1%
Beverage, Food & Tobacco	477,390	1%	477,856	1%
Retail	219,073	0%	10,231	0%
Total	$38,086,490	100%	$37,842,310	100%

	June 30, 2020
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,372,119	16%	$5,198,739	14%
Healthcare & Pharmaceuticals	4,559,170	12%	4,911,755	13%
Services: Consumer	4,684,684	12%	4,589,768	13%
High Tech Industries	4,552,866	12%	4,508,948	12%
Telecommunications	3,747,852	10%	3,580,442	10%
Media: Broadcasting & Subscription	2,193,588	6%	2,031,588	6%
Services: Business	1,980,964	5%	1,960,850	5%
Wholesale	1,965,137	5%	1,807,778	5%
Construction & Building	1,730,600	4%	1,644,070	5%
Media: Diversified and Production	1,574,165	4%	1,644,000	4%
Transportation: Cargo	1,469,043	4%	1,469,647	4%
Financial	955,986	2%	811,267	2%
Consumer goods: Durable	736,490	2%	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%	663,305	2%
Beverage, Food & Tobacco	480,744	1%	436,673	1%
Energy: Oil & Gas	495,843	1%	365,000	1%
Media: Advertising, Printing & Publishing	493,860	1%	332,812	1%
Retail	218,497	1%	1,774	0%
Total	$38,874,913	100%	$36,663,703	100%

We do not “control” any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2020, we were an affiliate of Injured Workers Pharmacy, LLC (held through ACON IWP Investors I, L.L.C.). In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities. As of June 30, 2021, we are no longer deemed an affiliate of Injured Workers Pharmacy, LLC under the 1940 Act because we owned less than 5% of its voting securities.
The following table shows the composition of our investment portfolio by level of control as of June 30, 2021 and June 30, 2020:

	June 30, 2021				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$472,357	1%	$786,988	2%
Non-Control/Non-Affiliate	38,086,490	100%	37,842,310	100%	38,402,556	99%	35,876,715	98%
Total Investments	$38,086,490	100%	$37,842,310	100%	$38,874,913	100%	$36,663,703	100%

(1) As of June 30, 2021 and June 30, 2020, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic. For more information, see “Valuation of Portfolio Investments”.

Net Asset Value
During the twelve months ended June 30, 2021, our net asset value increased by $389,407, or $0.08 per share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $1,936,800, or $0.82 per weighted average share, for the year ended June 30, 2021. For the twelve months ended June 30, 2021, the increase was primarily offset by $0.73 of dilution per share related to distributions exceeding our net investment loss of $(186,215). The following table shows the calculation of net asset value per share as of June 30, 2021 and June 30, 2020.

	June 30, 2021	June 30, 2020
Net assets	$19,947,807	$19,558,400
Shares of common stock issued and outstanding	2,386,057	2,363,011
Net asset value per share	$8.36	$8.28

Results of Operations
Investment Income
For the years ended June 30, 2021, 2020 and 2019 we generated $3,511,353, $3,342,618 and $1,410,726, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the years ended June 30, 2021 and 2020, PIK interest included in interest income totaled $58,317 and $10,273, respectively. There was no PIK interest for the year ended June 30, 2019.
Operating Expenses
Total operating expenses before expense limitation support totaled $4,025,027, $3,484,040 and $2,943,931 for the years ended June 30, 2021, 2020 and 2019 respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, and audit and tax expense.
The base management fees for the years ended June 30, 2021, 2020 and 2019 respectively, were $745,047, $708,464 and $281,078.
The interest and credit facility expense for the years ended June 30, 2021, 2020 and 2019 respectively, were $569,181, $603,263 and $58,638. The interest and credit facility expenses were lower due to a steady decline in the three-month LIBOR rate. The interest expense is monitored during our monthly reporting.

The amortization of offering costs for the years ended June 30, 2021, 2020 and 2019 respectively, were $544,502, $575,073 and $165,517.
The legal expenses for the years ended June 30, 2021, 2020 and 2019 respectively, were $337,823, $175,811 and $833,849. The legal expenses for the year ended June 30, 2021 were higher due to additional costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(327,459), $(708,464) and $(309,881) for the years ended June 30, 2021, 2020 and 2019, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $(186,215), $567,042 and $268,928 for the years ended June 30, 2021, 2020 and 2019 respectively. PFIM did not waive base management fees for the quarters ended December 31, 2020, March 31, 2021 and the period from April 1, 2021 though April 20, 2021, which resulted in the decline of net investment income for the year ended June 30, 2021.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2021, 2020 and 2019 respectively, we received proceeds from sales and repayments on unaffiliated investments of $7,944,762, $8,271,306 and $9,854,278, from which we realized gains (losses) of $(30,230), $(1,552,290) and $(1,202,885) for all three periods.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2021, 2020 and 2019 respectively, net change in unrealized gains (losses) totaled $1,967,030, $(1,332,402) and $150,069, respectively. For the year ended June 30, 2021, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the COVID-19 pandemic began. For more information, see “Valuation of Portfolio Investments”.
Financial Condition, Liquidity and Capital Resources
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of the COVID-19 has impacted the timing of many firms' transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for IBORs. To identify a successor rate for U.S. dollar LIBOR, the ARRC, a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
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

At this time, it is not possible to predict the effect of the FCA Announcement, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.
We generate cash primarily from the net proceeds of offerings of our common stock, and from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with the discussion of the COVID-19 Pandemic under the "Critical Accounting Policies" section below.
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
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On March 31, 2019, we entered into the Former Investment Advisory Agreement with PFIM in accordance with the 1940 Act, which terminated on April 20, 2021. The Investment Advisory Agreement became effective upon consummation of the Merger. On April 20, 2021, we entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Adviser serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) income and capital gains incentive fees based on our performance. See "Overview" and "Recent Developments."
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

The Credit Facility matures on May 21, 2029 and generally bears an interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. See "- Recent Developments" for additional information.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on August 27, 2021 and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2021 and ending August 27, 2021, the Company issued 16,464 shares pursuant to its distribution reinvestment plan in the amount of $138,373.
Investment activity
During the period beginning July 1, 2021 and ending August 27, 2021, the Company made 5 investments totaling $5,735,000.
On July 7, 2021, Shutterfly, Inc. fully repaid the $1,601,935 First Lien Term Loan to us at par.
On July 21, 2021, PGX Holdings, Inc. fully repaid the $1,959,852 First Lien Term Loan to us at par.
On August 2, 2021, Upstream Newco, Inc. fully repaid the $1,728,125 First Lien Term Loan to us at par.
Repurchase Offer

On June 18, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,595. The tender offer was for cash at a price equal to the net asset value per share as of July 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2021 and a total of 235,236 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,081 shares validly tendered and not withdrawn at a price equal to $8.33 per share for an aggregate purchase price of approximately $200,595.

Amended and Restated Expense Limitation Agreement

On July 7, 2021, the Company entered into an amended and restated expense limitation agreement with the Adviser (the "Amended and Restated ELA"), which amended and restated the expense limitation agreement, dated April 20, 2021 (the “ELA”), by and between the Company and the Adviser, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022, in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Amended and Restated ELA are identical to those of the ELA.

Credit Facility Extension Period

Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022.

Distributions

On August 24, 2021, the board of directors declared distributions for the months of September 2021, October 2021 and November 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have weekly record dates as of the close of business of each week in September 2021, October 2021 and November 2021 and equal a weekly amount of $0.01122 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment date	FLEX Class A Common Shares, per share
September 3, 10, 17, and 24, 2021	October 1, 2021	$0.04488
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	$0.05610
November 5, 12, 19, and 26, 2021	December 3, 2021	$0.04488

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

Related Party Transactions

License Agreement

We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of the Adviser is our investment adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2021, 2020 and 2019, allocation of overhead from the Administrator to the Company was $868,062, $596,030 and $442,047, respectively. As of June 30, 2021 and June 30, 2020, $378,320 and $122,384, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, PRIS incurred $53,310, $77,212 and $61,311, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $26,800 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, PSEC incurred $6,779, $9,065 and $9,390, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $0 of expense is due to PSEC.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, the Company incurred $0, $0 and $11,058, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2021. The officers do not receive any direct compensation from the Company.

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with the Dealer Manager, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. The Dealer Manager ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the Dealer Manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay the Dealer Manager a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. The Dealer Manager would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. The Dealer Manager is an affiliated entity of the TPIC Adviser and is partially owned by one of our former directors, Craig Faggen.
For the years ended June 30, 2021, 2020 and 2019, the Dealer Manager incurred offering expenses of $16,937, $208,228 and $52,440, respectively. As of June 30, 2021 and June 30, 2020, the Company owes the Dealer Manager $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the

Consolidated Statements of Assets and Liabilities. Offering costs of $993 and $80,661 as of June 30, 2021 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. On and effective April 20, 2021, the Company entered into a new expense limitation agreement (the “New ELA”) with the Adviser. Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the New ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the New ELA through September 30, 2021. The Former ELA did not contain this guaranteed waiver. Other than this guaranteed waiver, the terms and conditions of the New ELA are substantially similar to those of the Former ELA. See “Expense Limitation Agreement” below and "Recent Developments" above.

Expense Limitation Agreement

Expense Reimbursement Agreement with our TPIC Adviser

On March 27, 2014, we and our TPIC Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, our TPIC Adviser, in consultation with the Company, could pay up to 100% of both our organizational and offering expenses and our operating expenses, all as determined by us and our TPIC Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to us from our offering are at least $25 million, our TPIC Adviser could pay up to 100% of both our organizational and offering expenses and our operating expenses. After we received at least $25 million in net proceeds from our offering, our TPIC Adviser could, with our consent, continue to make expense support payments to us in such amounts as was acceptable to us and our TPIC Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. Our TPIC Adviser had agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the TPIC Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.

Former Expense Limitation Agreement with PFIM
Concurrently with the closing of the Merger, we entered into the Former ELA with PFIM. On and effective February 17, 2021, the Former ELA was terminated in accordance with its terms.
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. PFIM did not waive fees pursuant to the Former ELA for the three month ended June 30, 2021. During the year ended June 30, 2021, pursuant to the Former ELA our Adviser waived its base management fees of $183,386 related to the three months ended September 30, 2020.
Any amount waived pursuant to the Former ELA is subject to repayment to PFIM (a “Former ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by PFIM. Although the Former ELA was terminated effective February 17, 2021, PFIM maintains its right to repayment for any waiver it has made under the Former ELA, subject to the Former Repayment Limitations (discussed below).
Any Former ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed Former ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of Former ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Former Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any Former ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is unable to make a full payment of any Former ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any Former ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by PFIM.

Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into the New ELA with the Adviser, which replaced the Former ELA with PFIM. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through September 30, 2021, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After September 30, 2021, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $144,073 for the three month ended June 30, 2021.
Any amount waived pursuant to the New ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years of the date on which the waiver was made by our Adviser. If the New ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the New ELA, subject to the Repayment Limitations (discussed below).
Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser. See “Recent Developments” above for additional information.

Investment Advisory Fees

Overview

On April 20, 2021, the Company entered into the Investment Advisory Agreement with the Adviser, which was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), on February 18, 2021, subject to stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.
The Investment Advisory Agreement replaces the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. The Investment Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

Former Investment Advisory Agreement

Pursuant to the Former Investment Advisory Agreement, we paid PFIM a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to PFIM and any incentive fees it earned would ultimately be borne by our stockholders.

Base Management Fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which included any borrowings for investment purposes. For the first quarter of our operations following the Merger, the base management fee was calculated based on the average value of our total assets as of the date of the Former Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Former Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee was payable quarterly in arrears, and was calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter was appropriately pro-rated. At PFIM’s option, the base management fee for any period could be deferred, without interest thereon, and paid to PFIM at any time subsequent to any such deferral as PFIM determined.

Incentive Fee. The incentive fee consisted of two parts: (1) the subordinated incentive fee on income and (2) the capital gains incentive fee.

Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, was calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For purposes of this fee, “pre-incentive fee net investment income” meant interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we received) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Former Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we had not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income was subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses were included in the calculation of the subordinated incentive fee on income.

We would pay PFIM a subordinated incentive fee on income for each calendar quarter as follows:

•No incentive fee would be payable to PFIM in any calendar quarter in which our pre-incentive fee net investment income did not exceed the preferred return rate of 1.5%.

•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the preferred return but was less than or equal to 1.875% in any calendar quarter (7.5% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeded the preferred return but was less than or equal to 1.875%) as the “catch-up.” The effect of the “catch-up” provision was that, if our pre-incentive fee net investment income reached 1.875% in any calendar quarter, PFIM would receive 20.0% of our pre-incentive fee net investment income as if a preferred return did not apply.

•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any calendar quarter (7.5% annualized) would be payable to PFIM. This reflected that once the preferred return was reached and the catch-up was achieved, 20.0% of all pre-incentive fee net investment income thereafter would be allocated to PFIM.

Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year (or upon termination of the Former Investment Advisory Agreement, as of the termination date), and equaled 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to PFIM, we would calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equaled the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equaled the sum of the amounts by which the aggregate net sales price of each investment was less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equaled the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that served as the basis for our calculation of the capital gains incentive fee involved netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number was positive, then the capital gains incentive fee payable was equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses were not taken into account when determining capital gains incentive fees.

Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. For the first quarter of our operations following the date of Investment Advisory Agreement, the base management fee will be calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines.

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
Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the incentive fee determined as of December 31, 2021 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period commencing as of the date of the Investment Advisory Agreement and ending on December 31, 2021. In determining the capital gains incentive fee payable to the Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

On April 8, 2020, in connection with the outbreak of the COVID-19 pandemic, the SEC issued an Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, the 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of an election to rely on Section II of the April 2020 Order, and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order. The Company has not taken advantage of the relief provided by the April 2020 Order.

Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect Flexible Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities traded in the over-the-counter market are valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We value over-the-counter securities by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent pricing agent and screened for validity by such service. As a result of the volatility and disruption to the global economy from the COVID-19 pandemic (as further discussed in Note 8 to the consolidated financial statements), certain market quotations were not deemed to represent fair value.
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

Impact of the novel coronavirus (the "COVID-19") pandemic

As of June 30, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the year ended June 30, 2021, the aggregate increases in fair value and net unrealized appreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the twelve month period. However, for certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Due from and to Adviser
Amounts due from PFIM and the Adviser are for the amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to applicable investment parties are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. As of June 30, 2020, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. As of

June 30, 2021, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest
The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2021 and 2020, PIK interest included in interest income totaled $58,317 and $10,273, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information
Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of June 30, 2021, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2021.

On July 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures as our investments are carried at fair value, with changes in fair value recognized in earnings.
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” in our Annual Report on Form 10-K.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of June 30, 2021, 97% (based on fair value) of our investments paid variable interest rates and 3% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $21,000,000 as of June 30, 2021.

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
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2021:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$771,008	$630,000	$141,008
Up 200 basis points	$465,563	$420,000	$45,563
Up 100 basis points	$160,117	$210,000	$(49,883)
Down 100 basis points	$(16,205)	$(30,608)	$14,403

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Prospect Flexible Income Fund, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Flexible Income Fund, Inc. and its subsidiary (the “Company”), including the consolidated schedules of investments, as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2021 and 2020 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 8 to the consolidated financial statements, the Company's consolidated investments at fair value were $37.8 million as of June 30, 2021. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments in portfolio companies and collateralized loan obligations (“CLO”), substantially all of which have been classified as level 3 investments. The Company’s determination of fair value for these level 3 investments involves valuation techniques as outlined in Note 2 and requires management to make judgments on the utilization of inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from third-party valuation firms, management and the Audit Committee. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.

We identified the valuation of level 3 investments as a critical audit matter. The principal considerations for our determination are the use of complex models to value these investments and the use of significant unobservable inputs in the valuation models, which are inherently uncertain and subjective, including revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples, discount rates and market yields for portfolio companies and discount rates for CLOs. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of management’s fair value estimates and performing the following procedures for a selection of investments:

•assessing the appropriateness of valuation models, such as the market or income approach for portfolio companies, including discounted cash flow models for portfolio companies and CLOs;
•evaluating whether significant unobservable inputs used were reasonable including (a) historical or forecasted revenue or EBITDA multiples, discount rates, and market yields for portfolio companies, and (b) discount rates for CLOs;
•recalculating the fair value estimates for portfolio companies; and
•performing independent fair value calculations for CLOs from independently derived assumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York

August 27, 2021

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets	June 30, 2021	June 30, 2020
Investments at fair value:
Affiliate investments (amortized cost of $0 and $472,357, respectively)	$—	$786,988
Non-control/non-affiliate investments (amortized cost of $38,086,490 and $38,402,556, respectively)	37,842,310	35,876,715
Total investments (amortized cost of $38,086,490 and $38,874,913, respectively)	37,842,310	36,663,703
Cash	3,139,929	3,602,662
Deferred financing costs (Note 11)	463,376	522,163
Prepaid expenses and other assets	386,196	385,597
Interest receivable	68,750	64,550
Receivable for repayments of portfolio investments	9,590	—
Receivable for investments sold	—	381,075
Deferred offering costs	—	281,203
Total Assets	$41,910,151	$41,900,953

Liabilities
Revolving Credit Facility (Note 11)	$21,000,000	$21,000,000
Due to Administrator (Note 4)	378,320	122,384
Accrued audit fees	160,000	178,550
Distributions payable	124,046	111,447
Accrued expenses	91,871	28,329
Accrued legal fees	72,185	55,241
Due to PFIM (Note 4)	44,223	—
Interest payable	54,451	61,627
Due to Affiliates (Note 4)	37,248	94,975
Payable for investments purchased	—	690,000
Total Liabilities	$21,962,344	$22,342,553
Commitments and Contingencies (Note 10)	—	—
Net Assets	$19,947,807	$19,558,400

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,386,057 and 2,363,011 shares issued and outstanding, respectively) (Note 3)	$2,386	$2,363
Paid-in capital in excess of par (Note 3)	25,000,327	27,133,944
Total distributable earnings (loss) (Note 6)	(5,054,906)	(7,577,907)
Net Assets	$19,947,807	$19,558,400
Net Asset Value Per Share (Note 12)	$8.36	$8.28

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020	2019(3)
Investment Income
Interest income from non-control/non-affiliate investments	$2,333,573	$2,344,372	$808,522
Interest income from structured credit securities	1,177,780	998,246	602,204
Total Investment Income	3,511,353	3,342,618	1,410,726

Operating Expenses
Administrator Costs (Note 4)	868,062	596,030	442,047
Base management fees (Note 4)	745,047	708,464	281,078
Interest expense and credit facility expenses (Note 11)	569,181	603,263	58,638
Amortization of offering costs	544,502	575,073	165,517
Audit and tax expense	347,571	260,398	599,126
Legal expense	337,823	175,811	833,849
Transfer agent’s fees and expenses	177,135	167,781	96,630
Insurance expense	171,893	157,910	103,804
General and administrative	148,966	109,600	155,450
Valuation services	114,847	129,710	155,788
Miscellaneous expense	—	—	27,643
Adviser shared service expense (Note 4)	—	—	19,028
Report and notice to shareholders	—	—	5,333
Total Operating Expenses	4,025,027	3,484,040	2,943,931
Waiver of offering costs (Note 4)(2)	—	—	(1,492,252)
Expense limitation payment (Note 4)	(327,459)	(708,464)	(309,881)
Total Net Operating Expenses	3,697,568	2,775,576	1,141,798
Net Investment Income (Loss)	(186,215)	567,042	268,928

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	(30,230)	(1,552,290)	(1,202,885)
Net realized gains (losses)	(30,230)	(1,552,290)	(1,202,885)
Net change in unrealized gains (losses):
Affiliate investments	(314,631)	216,172	62,829
Non-control/non-affiliate investments	2,281,661	(1,548,574)	87,240
Net change in unrealized gains (losses)	1,967,030	(1,332,402)	150,069
Net Realized and Net Change in Unrealized Gains (Losses) on Investments	1,936,800	(2,884,692)	(1,052,816)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,750,585	$(2,317,650)	$(783,888)
Net increase (decrease) in net assets resulting from operations per share (Note 12)(1)	$0.74	$(0.98)	$(0.20)
Distributions declared per share	$0.65	$0.72	$0.57

(1) For the year ended June 30, 2021, 2020 and 2019, the weighted average common shares outstanding were 2,377,461, 2,366,005 and 1,297,582, respectively.
(2) This balance relates to organization and offering costs that were no longer reimbursable to PWAY's former investment adviser, Pathway Capital Opportunity Fund Management, LLC, as a result of the Merger.
(3) See Notes 1 and 9.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	(186,215)	(186,215)
Net realized gains (losses) on investments	—	—	—	(30,230)	(30,230)
Net change in unrealized gains (losses) on investments	—	—	—	1,967,030	1,967,030
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(1,556,830)	—	(1,556,830)
Capital Transactions
Shares issued (Note 3)	31,133	31	280,969	—	281,000
Commissions and fees on shares issued	—	—	(16,860)	—	(16,860)
Shares issued through reinvestment of distributions (Note 3)	92,938	94	791,301	—	791,395
Repurchase of common shares (Note 3)	(101,025)	(102)	(859,781)	—	(859,883)
Tax Reclassification of Net Assets (Note 6)	—	—	(772,054)	772,054	—
Total Increase (Decrease) for the year ended June 30, 2021	23,046	23	(2,133,255)	2,522,639	389,407
Balance as of June 30, 2021	2,386,057	$2,386	$25,000,327	$(5,054,906)	$19,947,807

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Year Ended June 30, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	567,042	567,042
Net realized gains (losses) on investments	—	—	—	(1,552,290)	(1,552,290)
Net change in unrealized gains (losses) on investments	—	—	—	(1,332,402)	(1,332,402)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(346,714)	(346,714)
Return of capital distributions	—	—	(1,351,043)	—	(1,351,043)
Capital Transactions
Shares issued	65,395	65	734,355	—	734,420
Commissions and fees on shares sold	—	—	(44,423)	—	(44,423)
Shares issued through reinvestment of distributions	86,539	87	897,848	—	897,935
Repurchase of common shares	(158,934)	(159)	(1,424,681)	—	(1,424,840)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,665,184)	1,665,184	—
Total Increase (Decrease) for the year ended June 30, 2020	(7,000)	(7)	(2,853,128)	(999,180)	(3,852,315)
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2019	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2018	657,370	$6,574	$8,859,427	$(512,837)	$8,353,164
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	268,928	268,928
Net realized gains (losses) on investments	—	—	—	(1,202,885)	(1,202,885)
Net change in unrealized gains (losses) on investments	—	—	—	150,069	150,069
Distributions to Shareholders (Note 5)(1)
Distributions from earnings - PWAY Class A (Previously Class R)	—	—	—	(22,485)	(22,485)
Distributions from earnings - PWAY Class I (Previously Class RIA and I)	—	—	—	(1,247)	(1,247)
Return of capital distributions - PWAY Class A (Previously Class R)	—	—	(285,101)	—	(285,101)
Return of capital distributions - PWAY Class I (Previously Class RIA and I)	—	—	(15,806)	—	(15,806)
Return of capital distributions - FLEX Class A common shares	—	—	(410,967)	—	(410,967)
Capital Transactions
Shares issued	2,530	3	28,077	—	28,080
Commissions and fees on shares sold	—	—	(1,010)	—	(1,010)
Shares issued through reinvestment of distributions	28,585	159	320,674	—	320,833
Repurchase of common shares	(118,560)	(736)	(1,305,649)	—	(1,306,385)
Offering costs (Note 4)	—	—	482,981	—	482,981
Tax Reclassification of Net Assets (Note 6)	—	—	780,534	(780,534)	—
Recapitalization and merger (Notes 1, 3 and 9)	1,800,086	(3,630)	21,533,550	(4,477,374)	17,052,546
Total Increase (Decrease) for the year ended June 30, 2019	1,712,641	(4,204)	21,127,283	(6,065,528)	15,057,551
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,750,585	$(2,317,650)	$(783,888)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	544,502	575,073	165,517
Purchases of investments	(6,784,540)	(23,678,340)	(12,454,720)
Repayments and sales of portfolio investments	7,944,762	8,271,306	9,854,278
Net change in unrealized (gains) losses on investments	(1,967,030)	1,332,402	(150,069)
Net realized (gains) losses on investments	30,230	1,552,290	1,202,884
Accretion of purchase discount on investments, net	(343,712)	(111,531)	(100,517)
Amortization of deferred financing costs	58,787	60,488	5,704
Waiver of offering costs	—	—	(1,975,233)
Payment-in-kind interest	(58,317)	(10,273)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	381,075	571,556	(952,631)
Receivable for repayments of portfolio investments	(9,590)	—	—
Interest receivable	(4,200)	(17,663)	166,691
Due from Adviser (Note 4)	—	128,852	(10,743)
Deferred offering costs (Note 4)	(263,299)	(563,847)	—
Prepaid expenses and other assets	(599)	42,347	(42,950)
Due from Affiliate (Note 4)	—	2,137	12,017
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	44,223	(127,414)	126,874
Accrued expenses	63,542	(129,544)	104,298
Accrued legal fees	24,444	(431,296)	486,537
Accrued audit fees	(18,550)	(191,212)	254,239
Due to Administrator (Note 4)	248,436	(218,851)	295,402
Payable for investments purchased	(690,000)	(1,271,399)	1,961,399
Due to Affiliates (Note 4)	(57,727)	40,770	33,253
Interest payable	(7,176)	33,564	22,955
Net cash provided by (used in) operating activities	885,846	(16,458,235)	(1,778,703)
Cash flows from investing activities:
Cash acquired in connection with merger (Note 9)	—	—	5,055,456
Net cash provided by (used in) investing activities	—	—	5,055,456
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	281,000	734,420	28,080
Commissions and fees on shares issued	(16,860)	(44,423)	(1,010)
Distributions paid to stockholders	(752,836)	(814,497)	(331,213)
Repurchase of common shares	(859,883)	(1,920,346)	(810,879)
Financing costs paid and deferred	—	(125,000)	(463,355)
Borrowings under Revolving Credit Facility (Note 11)	—	15,500,000	5,500,000
Repayments under Revolving Credit Facility (Note 11)	—	—	(1,350,000)
Offering costs	—	—	482,981
Offering costs paid and deferred	—	—	(188,336)
Net cash (used in) provided by financing activities	(1,348,579)	13,330,154	2,866,268
Net increase (decrease) in cash	(462,733)	(3,128,081)	6,143,021
Cash at beginning of period	3,602,662	6,730,743	587,722
Cash at end of period	$3,139,929	$3,602,662	$6,730,743
Supplemental disclosures:
Cash paid for interest	$517,570	$509,211	$29,979
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$791,395	$897,935	$320,833
Net assets (exclusive of cash) of $11,997,090 acquired as a result of recapitalization and merger	$—	$—	$11,997,090
See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2021

						June 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.10%)	—	3/18/2027	$742,613	$741,476	$742,613	3.72%
CareerBuilder (i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	922,758	924,928	4.64%
Correct Care Solutions Group Holdings, LLC (i)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.60%)	—	10/1/2025	2,054,719	2,021,964	2,054,719	10.30%
Digital Room Holdings, Inc (i)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (5.20%)	—	5/21/2026	1,960,000	1,937,073	1,960,000	9.83%
First Brands, LLC (f/k/a Trico Group, LLC(i)	Automotive	3/24/2021	1ML+5.00% (6.00%)	1.00	3/30/2027	1,246,875	1,234,894	1,246,875	6.25%
Global Tel*Link Corporation (i)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.35%)	—	11/28/2025	1,944,395	1,898,977	1,944,395	9.75%
Keystone Acquisition Corp. (i)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,055,387	2,036,697	2,055,387	10.30%
McAfee LLC (j)	High Tech Industries	9/17/2017	1ML+3.75% (3.85%)	—	9/30/2024	214,334	212,845	214,616	1.08%
The Octave Music Group, Inc.(f)(i)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%) plus 0.75% PIK	1.00	5/29/2025	717,672	712,061	717,672	3.60%
PGX Holdings, Inc. (f)(i)(k)	Services: Consumer	4/2/2019	3ML+5.25% (6.25%) plus 4.25% PIK	1.00	9/29/2023	1,959,852	1,916,525	1,959,852	9.82%
Quidditch Acquisition, Inc. (i)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	483,750	477,390	477,856	2.40%
Research Now Group, Inc. & Survey Sampling International LLC (i)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,960,647	1,960,647	1,960,647	9.83%
Rising Tide Holdings, Inc. (j)	Consumer goods: Non-Durable	5/26/2021	1M + 4.75% (5.50)	0.75	6/1/2028	1,000,000	990,075	1,003,440	5.03%
Rocket Software, Inc. (j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.35%)	—	11/28/2025	2,054,832	2,041,101	2,020,640	10.13%
Securus Technologies Holdings, Inc. (i)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.50%)	1.00	11/1/2024	1,959,391	1,841,211	1,911,200	9.58%
Shutterfly, Inc.(j)(k)	Media: Diversified and Production	11/14/2019	1ML+6.00% (7.00%)	1.00	9/25/2026	1,601,935	1,461,047	1,601,900	8.03%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (6.25%)	0.75	3/17/2026	1,950,000	1,931,078	1,950,000	9.77%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (5.18%)	—	4/16/2026	1,969,849	1,949,670	1,930,444	9.68%
Transplace Holdings, Inc. (i)	Transportation: Cargo	4/10/2019	3ML+3.75% (4.75%)	1.00	10/7/2024	1,470,870	1,457,657	1,470,870	7.37%
Upstream Newco, Inc.(i)	Services: Consumer	10/24/2019	1ML+4.50% (4.60%)	—	11/20/2026	1,728,125	1,721,374	1,728,125	8.66%
Total Senior Secured Loans-First Lien							$29,466,520	$29,876,179	149.77%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$12,401	$10,319	$10,231	0.05%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	495,129	485,625	2.44%
Total Senior Secured Loans-Second Lien							$505,448	$495,856	2.49%

Senior Secured Notes (i)(l)
Ace Cash Express, Inc.(k)(o)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$973,876	$951,073	4.77%
Total Senior Secured Notes							$973,876	$951,073	4.77%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.44%	N/A	10/20/2030	$250,000	$162,512	$164,370	0.82%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.15%	N/A	7/18/2029	250,000	182,953	193,258	0.97%
California CLO IX, Ltd.	Structured Finance	12/13/2019	29.32%	N/A	7/16/2032	500,000	214,997	243,934	1.22%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.92%	N/A	7/15/2030	250,000	196,354	165,110	0.83%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.16%	N/A	1/22/2030	500,000	477,445	415,738	2.08%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	17.22%	N/A	7/24/2030	250,000	181,178	122,721	0.62%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2021

						June 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	11.44%	N/A	10/29/2029	$250,000	$194,348	$160,523	0.81%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	22.71%	N/A	4/22/2030	250,000	176,881	182,378	0.91%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	15.75%	N/A	10/22/2030	250,000	191,936	152,925	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	17.26%	N/A	7/16/2029	850,000	548,981	425,828	2.14%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	19.24%	N/A	7/19/2030	500,000	295,531	301,532	1.51%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	18.50%	N/A	2/14/2031	387,538	242,802	189,567	0.95%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	15.78%	N/A	3/17/2030	475,000	436,656	373,970	1.88%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	33.81%	N/A	7/20/2030	250,000	164,927	164,771	0.83%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	25.78%	N/A	4/15/2031	500,000	411,382	382,619	1.92%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	25.81%	N/A	10/21/2030	250,000	195,800	215,961	1.08%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	168,016	100,634	0.51%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	17.17%	N/A	1/26/2031	1,500,000	846,273	685,939	3.44%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	20.89%	N/A	10/23/2031	150,000	60,276	50,161	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	15.38%	N/A	1/21/2031	250,000	227,964	200,000	1.00%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	7.94%	N/A	7/22/2030	325,000	259,992	182,249	0.91%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.16%	N/A	10/15/2031	250,000	214,879	197,375	0.99%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	11.97%	N/A	10/15/2030	278,312	195,490	150,460	0.75%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	16.99%	N/A	1/21/2031	250,000	211,962	204,179	1.01%
Total Structured Subordinated Notes							$6,459,535	$5,626,202	28.20%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h) (p)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$893,000	4.48%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$893,000	4.48%

Total Portfolio Investments							$38,086,490	$37,842,310	189.71%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2021, 16% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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
(f)    This investment has contractual PIK interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at June 30, 2021 and June 30, 2020 were $30,361,804 and $29,705,147, respectively, representing 80% and 81% of our total investments, respectively.
(h) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(i)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.
(j) Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 2 within the accompanying notes to the consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2021

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
(n) The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(o) During the year ended June 30, 2021, the characterization of this investment changed from non-qualifying to qualifying.
(p) During the year ended June 30, 2021, the characterization of this investment changed from affiliate to non-affiliate.

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
(f)    This investment has contractual PIK interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

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

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC ("PFIM"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator"), an affiliate of PFIM and our new investment advisor, Prospect Capital Management L.P. (the "Adviser"), became our administrator. Although PWAY merged into us in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report. The Company adopted PWAY’s fiscal year end of June 30.

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. See “Note 4 - Investment Advisory Fees” for additional information.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2021.
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
Valuation of Portfolio Investments. The Company determines the fair value of its investment portfolio each quarter. As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statement of Operations. The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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

Certain of our non-CLO investments are classified as Level 3 fair value measured securities under ASC 820 and are valued utilizing broker quotes, yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, expected recovery, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2021 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 83.77% and 83.78%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2021, the Company did not have any loans on non-accrual status. As of June 30, 2020, the Company had two loans on non-accrual status, making up 0.44% of total investments at fair value. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security, using the effective interest method. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to applicable investment parties are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. As of June 30, 2020, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. As of June 30, 2021, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2021 and 2020, PIK interest included in interest income totaled $58,317 and $10,273, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis prior to the termination of the Offering. As of April 1, 2021 and following the termination of the offering, all offering costs are expensed as incurred.
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our board of directors quarterly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our board of directors deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested an represent a return of capital distribution to shareholders for tax purposes.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 11 for further discussion).
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of June 30, 2021 and June 30, 2020, there were no issued convertible securities.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2021.

On July 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The standard modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.

On July 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures as our investments are carried at fair value, with changes in fair value recognized in earnings.

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company is evaluating the potential impact that the rule will have on the Company’s financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the year ended June 30, 2021 and June 30, 2020:

	Year Ended June 30, 2021		Year Ended June 30, 2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	31,133	$281,000	65,395	$734,420
Shares issued through reinvestment of distributions	92,938	791,395	86,539	897,935
Repurchase of common shares	(101,025)	(859,883)	(158,934)	(1,424,840)
Net increase/(decrease) from capital transactions	23,046	$212,512	(7,000)	$207,515
Below is a summary of transactions with respect to shares of common stock of PWAY and FLEX during the year ended June 30, 2019:

	FLEX- Class A Shares		PWAY- Class A Shares(1)		PWAY-Class I Shares(1)		Total
Year Ended June 30, 2019	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	2,530	$28,080	—	$—	—	$—	2,530	$28,080
Shares issued through reinvestment of distributions	14,048	150,562	14,376	168,381	161	1,890	28,585	320,833
Repurchase of common shares	(49,916)	(495,169)	(68,301)	(806,866)	(343)	(4,350)	(118,560)	(1,306,385)
Recapitalization and merger (Refer to Note 9)(1)	775,193	8,123,135	(570,431)	(7,679,839)	(32,834)	(443,296)	171,928	—
Net increase (decrease) from capital transactions	741,855	$7,806,608	(624,356)	$(8,318,324)	(33,016)	$(445,756)	84,483	$(957,472)
(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired in exchange for 1.2848 and 1.2884 shares, respectively, of TPIC Class A common stock as consideration for the Merger. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist (Refer to Note 9).
Status of Continuous Public Offering

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The tables above are presented gross of selling commissions and dealer manager fees for the years ended June 30, 2021, 2020 and 2019. On and effective February 19, 2021, the Company terminated the Offering.
The net increase (decrease) from capital transactions during the years ended June 30, 2021, 2020 and 2019 also includes reinvested stockholder distributions as noted in the tables above.
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
Our board of directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the current net offering price or net asset value per share, as applicable, on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
In connection with each tender offer that was part of the Special Repurchase Offer, we provided notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the Special Repurchase Offer. These documents are available on our website at www.prospectflex.com. Each Eligible Stockholder had not less than 20 business days from the date of that notice to elect to tender their shares back to us.

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2019
June 30, 2018(2)	August 7, 2018	31,716	100%	Class A:$12.67 Class I: $12.70	$401,849
September 30, 2018(2)	November 13, 2018	19,180	100%	Class A:$11.35	217,695
December 31, 2018(2)	February 15, 2019	17,748	100%	Class A:$10.80	191,672
June 30, 2019(1)	June 27, 2019	49,916	100%	Class A:$9.93	495,169
Total for the year ended June 30, 2019		118,560			$1,306,385

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2021, 2020 and 2019, allocation of overhead from the Administrator to the Company was $868,062, $596,030 and $442,047, respectively. As of June 30, 2021 and June 30, 2020, $378,320 and $122,384, respectively, was payable to the Administrator by the Company.
Investment Advisory Agreement

On April 20, 2021, the Company entered into the Investment Advisory Agreement with the Adviser, which was unanimously approved by the Company’s board of directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), on February 18, 2021, subject to stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.

The Investment Advisory Agreement replaces the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. The Investment Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

Former Investment Advisory Agreement

Pursuant to the Former Investment Advisory Agreement, we paid PFIM a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to PFIM and any incentive fees it earned would ultimately be borne by our stockholders.

Base Management Fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which included any borrowings for investment purposes. For the first quarter of our operations following the Merger, the base management fee was calculated based on the average value of our total assets as of the date of the Former Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Former Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee was payable quarterly in arrears, and was calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter was appropriately pro-rated. At PFIM’s option, the base management fee for any period could be deferred, without interest thereon, and paid to PFIM at any time subsequent to any such deferral as PFIM determined.
The total base management fee incurred by PFIM was $600,974, $708,464 and $128,852 during the years ended June 30, 2021, 2020 and 2019 respectively. The total base management fee incurred to the favor of PWAY’s investment adviser was $152,226 during the year ended June 30, 2019. During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, the base management fee was not waived by PFIM. During the year ended ended June 30, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. During the year ended June 30, 2020 and June 30, 2019, base management fees of $708,464 and $128,852, respectively, were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of June 30, 2020, the total base management fee due to the Adviser after the waiver was $0.

Incentive Fee. The incentive fee consisted of two parts: (1) the subordinated incentive fee on income and (2) the capital gains incentive fee.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, was calculated and payable quarterly in arrears based upon our “pre-incentive fee net investment income” for the immediately preceding calendar quarter. For purposes of this fee, “pre-incentive fee net investment income” meant interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we received) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Former Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we had not yet received in cash. Pre-incentive fee net investment income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income was subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a “catch up” feature. Operating expenses were included in the calculation of the subordinated incentive fee on income.

We would pay PFIM a subordinated incentive fee on income for each calendar quarter as follows:

•No incentive fee would be payable to PFIM in any calendar quarter in which our pre-incentive fee net investment income did not exceed the preferred return rate of 1.5%.

•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the preferred return but was less than or equal to 1.875% in any calendar quarter (7.5% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeded the preferred return but was less than or equal to 1.875%) as the “catch-up.” The effect of the “catch-up” provision was that, if our pre-incentive fee net investment income reached 1.875% in any calendar quarter, PFIM would receive 20.0% of our pre-incentive fee net investment income as if a preferred return did not apply.

•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeded 1.875% in any calendar quarter (7.5% annualized) would be payable to PFIM. This reflected that once the preferred return was reached and the catch-up was achieved, 20.0% of all pre-incentive fee net investment income thereafter would be allocated to PFIM.

Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year (or upon termination of the Former Investment Advisory Agreement, as of the termination date), and equaled 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to PFIM, we would calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equaled the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed.

Aggregate realized capital losses equaled the sum of the amounts by which the aggregate net sales price of each investment was less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equaled the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that served as the basis for our calculation of the capital gains incentive fee involved netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number was positive, then the capital gains incentive fee payable was equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses were not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of June 30, 2021 or June 30, 2020. During the years ended June 30, 2021, 2020 and 2019, there were no incentive fees incurred.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. For the first quarter of our operations commencing with the date of the Investment Advisory Agreement, the base management fee will be calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and will be appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines.
The total base management fee incurred by the Adviser was $144,073 for period from April 20, 2021 through June 30, 2021, which is the date the investment advisory agreement was entered into with the Adviser through year end. During the year ended June 30, 2021, the base management fee was waived by the Adviser. As of June 30, 2021, the total base management fee due to the Adviser after the waiver was $0.
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
Incentive Fee- Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the incentive fee determined as of December 31, 2021 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period commencing as of the date of the Investment Advisory Agreement and ending on December 31, 2021. In determining the capital gains incentive fee payable to our Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of June 30, 2021 or June 30, 2020. During the years ended June 30, 2021, 2020 and 2019, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, PRIS incurred $53,310, $77,212 and $61,311, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $26,800 and $13,516, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, PSEC incurred $6,779, $9,065 and $9,390, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $0 of expense is due to PSEC.
The cost of portfolio management software is initially borne by the Company, which then allocates to PSEC its proportional share of such expense. During the years ended June 30, 2021, 2020 and 2019, the Company incurred $0, $0 and $11,058, respectively, in expenses related to the portfolio management software that is attributable to PSEC. PSEC reimburses the Company for these expenses and included them as part of general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2021 and June 30, 2020, $0 of expense is due from PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2021. The officers do not receive any direct compensation from the Company.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Expense Limitation and Expense Reimbursement Agreements

Expense Reimbursement Agreement with TPIC and the TPIC Adviser

Prior to the Merger, Triton Pacific Adviser, LLC served as our investment adviser (the “TPIC Adviser”). On March 27, 2014, TPIC and the TPIC Adviser entered into an Expense Reimbursement Agreement. The Expense Reimbursement Agreement was amended and restated effective April 5, 2018. Under the Expense Reimbursement Agreement, as amended, the TPIC Adviser, in consultation with TPIC, could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses, all as determined by TPIC and the TPIC Adviser. The Expense Reimbursement Agreement stated that until the net proceeds to TPIC from its offering were at least $25 million, the TPIC Adviser could pay up to 100% of both of TPIC’s organizational and offering expenses and TPIC’s operating expenses. After TPIC received at least $25 million in net proceeds from its offering, the TPIC Adviser could, with TPIC’s consent, continue to make expense support payments to TPIC in such amounts as was acceptable to TPIC and the TPIC Adviser. The Expense Reimbursement Agreement terminated on December 31, 2018. The TPIC Adviser had agreed to reimburse a total of $5,292,192 as of December 31, 2018. However, as part of the Merger, the TPIC Adviser agreed to waive any amounts owed to it under the Expense Reimbursement Agreement.

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
approved an Exit Event via a merger with TPIC. As such, PWAY is no longer obligated to reimburse the PWAY Adviser per the Waiver. This resulted in a reversal of offering costs in the amount $482,981 which is presented as an increase to paid-in capital on the Consolidated Statements of Changes in Net Assets for the year ended June 30, 2019.
Former Expense Limitation Agreement with PFIM
Concurrently with the closing of the Merger, we entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA") with PFIM. On April 30, 2020, the Company's board of directors approved extending the Former ELA for an additional 12-month term ending on April 30, 2021. On and effective February 17, 2021, the Former ELA was terminated in accordance with its terms.
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. PFIM did not waive base management fees for the quarters ended December 31, 2020 and March 31, 2021 pursuant to the Former ELA as a result of a non-waiver election made by Triton Pacific Adviser, LLC, a member of PFIM. During the year ended June 30, 2021, as a part of the Former ELA, PFIM waived its base management fees of $183,386 relating to the three months ended September 30, 2020. During the year ended June 30, 2020, as a part of the Former ELA, PFIM waived its base management fees of $708,464.
Any amount waived pursuant to the Former ELA is subject to repayment to PFIM (a “Former ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by PFIM. Although the Former ELA terminated effective February 17, 2021, PFIM maintains its right to repayment for any waiver it has made under the Former ELA, subject to the Repayment Limitations (discussed below).
A Former ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of Former ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any Former ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. To the extent the Company books accruals for any such reimbursements, such accruals shall be booked in accordance with GAAP.  In the event that the Company is unable to make a full payment of any Former ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any Fomer ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

Period Ended	Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	$157,409	$—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	$182,205	$—	$182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	$185,935	$—	$185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	$182,915	$—	$182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	$183,386	$—	$183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	$—	$—	$—	—%	—%	N/A
March 31, 2021	$—	$—	$—	—%	—%	N/A
June 30, 2021	$—	$—	$—	—%	—%	N/A
Total	$1,020,702		$1,020,702

Expense Limitation Agreement with the Adviser

On and effective April 20, 2021, we entered into a new expense limitation agreement (the "New ELA") with the Adviser, which replaced the Former ELA with PFIM. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through September 30, 2021, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After September 30, 2021, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $144,073 for the three month ended June 30, 2021.

Any amount waived pursuant to the New ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years of the date on which the waiver was made by our Adviser. If the New ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the New ELA, subject to the Repayment Limitations (discussed below).

Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser. See “Recent Developments” above for additional information.

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	7.00%	June 30, 2024
Total	$144,073		$144,073

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the TPIC Adviser and is partially owned by one of our former directors, Craig Faggen.
For the years ended June 30, 2021, 2020 and 2019, TPS incurred offering expenses of $16,937, $208,228 and $52,440, respectively. As of June 30, 2021 and June 30, 2020, the Company owes TPS $9,455 and $798, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $993 and $80,661 as of June 30, 2021 and June 30, 2020, respectively, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

License Agreement
We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of the Adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
NOTE 5 - DISTRIBUTIONS
As of June 30, 2021 and June 30, 2020, distributions payable is $124,046 and $111,447, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended June 30, 2021, 2020 and 2019:

	Distributions
For the Year Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
June 30, 2021
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	$0.05048	$120,377
January 4, 8, 15, 22 and 29, 2021	$0.06310	$150,666
February 5, 12, 19 and 26, 2021	$0.05048	$120,099
March 5, 12, 19, and 26, 2021	$0.05204	$124,150
April 2, 9, 16, 23, and 30, 2021	$0.06505	$155,656
May 7, 14, 21, and 28, 2021	$0.05204	$123,767
June 4, 11, 18, and 25, 2021	$0.05204	$124,046
Total for the Year Ended June 30, 2021		$1,556,830

	Distributions
For the Year Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
June 30, 2020
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	$0.05240	$124,568
January 3, 10, 17, 24 and 31, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	$0.06112	$144,513
April 3, 10, 17 and 24, 2020	$0.06112	$146,195
May 1, 8, 15, 22 and 29, 2020	$0.07640	$179,431
June 5, 12, 19, and 26, 2020	$0.04716	$111,447
Total for the Year Ended June 30, 2020		$1,697,757

	Distributions
For the Year Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
June 30, 2019
April 5, 12, 19 and 26, 2019	$0.05260	$126,413
May 3, 10, 17, 24 and 31, 2019	$0.06575	$158,426
June 7, 14, 21, and 28, 2019	$0.05240	$126,128
Total for the Year Ended June 30, 2019		$410,967

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
PWAY (Accounting Survivor) – Pre-Merger

The following table reflect the distributions per share that PWAY declared and paid or were payable to its stockholders during the nine months period ended March 31, 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

	Distributions
For the Year Ended	Per Class A Share(1)	PWAY Class A Common Shares, Amount Distributed	Per Class I Share(1)	PWAY Class I Common Shares, Amount Distributed
June 30, 2019
July 5, 12, 19 and 26, 2018	$0.06392	$40,009	$0.06404	$2,115
August 2, 9, 16, 23 and 30, 2018	$0.06405	$38,180	$0.06415	$2,098
September 6, 13, 20 and 27, 2018	$0.06076	$36,312	$0.06092	$1,994
October 4, 11, 19 and 26, 2018	$0.05960	$35,707	$0.05976	$1,957
November 1, 8, 15, 23 and 29, 2018	$0.05925	$34,900	$0.05940	$1,946
December 6, 14, 21 and 28, 2018	$0.05460	$31,826	$0.05476	$1,794
January 3, 10, 17, 24 and 31, 2019	$0.05035	$29,431	$0.05048	$1,655
February 1, 8, 15 and 22, 2019	$0.05300	$30,573	$0.05314	$1,744
March 1, 8, 15, 22 and 28, 2019	$0.05385	$30,658	$0.05400	$1,772
Total for the Year Ended June 30, 2019		$307,596		$17,075

(1) As part of the Merger each outstanding Class A and Class I share of PWAY common stock was canceled and retired. From and after the Merger date of March 31, 2019 (Effective Time), shares of PWAY common stock are no longer outstanding and cease to exist.
The following FLEX distributions were previously declared and have record dates subsequent to June 30, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
July 2, 9, 16, 23, and 30, 2021	August 6, 2021	$0.06505
August 6, 13, 20, and 27, 2021	September 3, 2021	$0.05204
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
During the years ended June 30, 2021, 2020 and 2019 the Company's officers and directors did not purchase any shares of our stock.
NOTE 6 - INCOME TAXES
On March 31, 2019, in connection with the Merger, PWAY’s outstanding shares were cancelled and retired in exchange for TPIC common stock. The Merger should qualify as a “tax-free reorganization” within the meaning of Section 368(a) of the Code, and the merger agreement constituted a “plan of reorganization” for such purposes. As such, this transaction intended to qualify as a nontaxable merger under Section 368 of the Code. Due to this transaction, PWAY dissolved for income tax purposes as of March 31, 2019. As such, PWAY filed a final tax return for the nine-month period ended March 31, 2019. The Company continued to file its income tax returns using a calendar year end. The Company reflected all items of income, deduction, gain, and loss generated from the assets obtained from the merger transaction beginning on April 1, 2019. Former PWAY shareholders received a final Form 1099-DIV for the 2019 year reflecting the character of PWAY’s distributions made between January 1, 2019 and March 31, 2019. The Company’s shareholders received a Form 1099-DIV for the 2019 calendar

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
year reflecting TPIC’s distributions made between January 1, 2019 and March 31, 2019 and FLEX’s distributions made between April 1, 2019 and December 31, 2019.

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

The estimated tax character of dividends paid to the Company's shareholders during the twelve months ended December 31, 2020 is expected to be as follows:

Tax Year Ended December 31, 2020
Ordinary income	$315,994
Return of capital	1,232,806
Total distributions paid to stockholders	$1,548,800
However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2020.

The estimated tax character of dividends paid to the Company's shareholders during the six months ended June 30, 2021 is expected to be as follows.

January 1, 2021- June 30, 2021
Ordinary income	$—
Return of capital	895,652
Total distributions paid to stockholders(1)	$895,652

(1)For the six months ended June 30, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 72.39% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the six months ended June 30, 2021, there was no income available to distribute.

The Company's cost basis of investments as of June 30, 2021 for tax purposes was $36,011,842, resulting in an estimated net unrealized gain of $1,830,468. The gross unrealized gains and losses of as June 30, 2021 were $1,913,395 and $82,927, respectively. The Company's cost basis of investments as of December 31, 2020 for tax purposes was $37,453,878, resulting in an estimated net unrealized gain of $1,296,565. The gross unrealized gains and losses of as December 31, 2020 were $1,863,817 and $567,253, respectively. Certain adjustments in the cost basis have been made for the quarter ended December 31, 2020 to adjust for additional information received. The Company's cost basis of investments as of June 30, 2020 for tax purposes was $37,632,663, resulting in an estimated net unrealized loss of $968,959. The gross unrealized gains and losses as

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
of June 30, 2020 were $733,828 and $1,702,787, respectively. Certain adjustments in the cost basis have been made for the year ended June 30, 2020 to adjust for additional information received.
Taxable income generally differs from net decrease in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following estimates/illustrates the net increase (decrease) in net assets resulting from operations to taxable income, which will be included as part of our tax return for the tax year ended December 31, 2020 and were included as part of our tax return for the year ended December 31, 2019.

Tax Year Ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$92,077
Net realized (gains) losses on investments	845,773
Net unrealized (gains) losses on investments	(744,114)
Other temporary book-to-tax differences	(935,070)
Permanent differences	579,507
Taxable income (loss) before deductions for distributions	$(161,827)

	Unaudited TPIC January 1, 2019 - March 31, 2019	FLEX April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized (gains) losses on investments	(1,672)	1,880,543	1,878,871
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,645)	(468,645)
Permanent differences	659,270	372,911	1,032,181
Taxable income (loss) before deductions for distributions	$(56,925)	$(576,077)	$(633,002)

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

In general, we make certain adjustment to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For the year ended June 30, 2019, we increased total distributable earnings (loss) by $780,534 and increased additional paid in capital by $780,534, which was comprised of an increase(decrease) in total distributable earnings (loss) of $113,975 and $(894,510), respectively, and increase/(decrease) in additional paid in capital by of $(113,975) and $894,510, respectively, for the Company’s tax year and PWAY’s short tax year. The increase in distributable earnings of $113,975 and the decrease in paid in capital of $(113,975) relates to a reclassification of TPIC return of capital distributions. For the tax year ended December 31, 2019, we increased total distributable earnings(loss) by $1,665,184 and decreased additional paid in capital by $1,665,184. For tax year ended December 31, 2020, we increased total distributable earnings (loss) by $772,054 and decreased additional paid in capital by $772,054. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2019 is being recorded in the fiscal year ending June 30, 2020 and the reclassifications for the taxable year ended December 31, 2018 were recorded in the fiscal year ended June 30, 2019.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $6,874,371 and $23,678,340 during the years ended June 30, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $7,944,762 and $8,271,306 were received during the years ended June 30, 2021 and 2020, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,448	495,856	1%
Senior Secured Notes	973,876	951,073	3%
Structured Subordinated Notes	6,459,535	5,626,202	15%
Equity/Other	681,111	893,000	2%
Total Portfolio Investments	$38,086,490	$37,842,310	100%

	June 30, 2020
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,307,625	$28,653,561	78%
Senior Secured Loans-Second Lien	1,558,072	1,213,148	4%
Senior Secured Notes	955,986	811,267	2%
Structured Subordinated Notes	6,372,119	5,198,739	14%
Equity/Other	681,111	786,988	2%
Total Portfolio Investments	$38,874,913	$36,663,703	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021 and June 30, 2020:

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,562,905	17%
Structured Finance	5,626,202	15%
Healthcare & Pharmaceuticals	5,003,106	13%
Telecommunications	3,855,595	10%
High Tech Industries	2,235,256	6%
Services: Business	1,960,647	5%
Media: Broadcasting & Subscription	1,960,000	5%
Wholesale	1,930,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,470,870	4%
Automotive	1,246,875	4%
Consumer goods: Non-Durable	1,003,440	3%
Financial	951,073	3%
Banking, Finance, Insurance & Real Estate	742,613	2%
Consumer goods: Durable	717,672	2%
Media: Advertising, Printing & Publishing	485,625	1%
Beverage, Food & Tobacco	477,856	1%
Retail	10,231	0%
Total	$37,842,310	100%

	June 30, 2020
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,198,739	14%
Healthcare & Pharmaceuticals	4,911,755	13%
Services: Consumer	4,589,768	13%
High Tech Industries	4,508,948	12%
Telecommunications	3,580,442	10%
Media: Broadcasting & Subscription	2,031,588	6%
Services: Business	1,960,850	5%
Wholesale	1,807,778	5%
Construction & Building	1,644,070	5%
Media: Diversified and Production	1,644,000	4%
Transportation: Cargo	1,469,647	4%
Financial	811,267	2%
Consumer goods: Durable	705,287	2%
Banking, Finance, Insurance & Real Estate	663,305	2%
Beverage, Food & Tobacco	436,673	1%
Energy: Oil & Gas	365,000	1%
Media: Advertising, Printing & Publishing	332,812	1%
Retail	1,774	0%
Total	$36,663,703	100%

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2021 and June 30, 2020, respectively:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,771,040	$23,105,139	$29,876,179
Senior Secured Loans-Second Lien	—	—	495,856	495,856
Senior Secured Notes	—	—	951,073	951,073
Structured Subordinated Notes	—	—	5,626,202	5,626,202
Equity/Other	—	—	893,000	893,000
Total Portfolio Investments	$—	$6,771,040	$31,071,270	$37,842,310

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$—	$28,653,561	$28,653,561
Senior Secured Loans-Second Lien	—	—	1,213,148	1,213,148
Senior Secured Notes	—	—	811,267	811,267
Structured Subordinated Notes	—	—	5,198,739	5,198,739
Equity/Other	—	—	786,988	786,988
Total Portfolio Investments	$—	$—	$36,663,703	$36,663,703

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
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, which consider relevant data in the CLO market and certain benchmark credit indices, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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
Legislation known as FATCA and regulations thereunder impose a withholding tax of 30% on payments of U.S. source interest and dividends to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to residual interest and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

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

The significant unobservable input used to value our investments based on the yield technique and discounted cash flow technique is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firms may consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.
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
Changes in market yields, discount rates, EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.
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
During the year ended June 30, 2021, the valuation methodology for ACE Cash Express, Inc. (“ACE Cash”) changed to incorporate the price observed in a completed tender offer for the Senior Secured Notes. As a result of the price observed in the completed tender offer and a decline in market yields, the fair value of our investment in ACE Cash increased to $951,073 as of June 30, 2021, a discount of $22,803 from its amortized cost, compared to the $144,719 unrealized depreciation recorded at June 30, 2020.
During the year ended June 30, 2021, the valuation methodology for Rocket Software, Inc. ("Rocket") changed to fully utilize quoted prices and to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in Rocket increased to $2,020,640 as of June 30, 2021, a discount of $20,461 from its amortized cost, compared to the $20,733 unrealized depreciation recorded at June 30, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
During the year ended June 30, 2021, the valuation methodology for Shutterfly, Inc. ("Shutterfly") changed to remove the yield method. As a result of the refinancing of its existing debt, the fair value of our investment in Shutterfly increased to $1,601,900 as of June 30, 2021, a premium of $140,853 from its amortized cost, compared to the $69,835 unrealized appreciation recorded at June 30, 2020.
During the year ended June 30, 2021, the valuation methodology for Staples, Inc. ("Staples") changed to fully utilize quoted prices and to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Staples increased to $1,930,444 as of June 30, 2021, a discount of $19,226 from its amortized cost, compared to the $157,360 unrealized depreciation recorded at June 30, 2020.

During the year ended June 30, 2021, the valuation methodology for Upstream Newco, Inc. ("Upstream") changed to incorporate market quotes. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Upstream increased to $1,728,125 as of June 30, 2021, a premium of $6,751 from its amortized cost, compared to the $82,652 unrealized depreciation recorded at June 30, 2020.

As of June 30, 2021, there were no loans on non-accrual status. As of June 30, 2020, the cost basis of our loans on non-accrual was $241,201, with fair value of $159,788. The fair values of these investments represent approximately 0.4% of our total assets at fair value as of June 30, 2020.

Impact of the novel coronavirus (“COVID-19”) pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks due to the delta variant have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, any delays or pauses in vaccine distributions, or inability to achieve “herd immunity”, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave”, “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of these financial statements, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after June 30, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.

Although it is difficult to predict the extent of the impact of the COVID-19 outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicle to not receive full par credit for purposes of calculation of the CLO vehicle’s overcollateralization tests and as a consequence, may lead to a reduction

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
in such CLO vehicle’s payments to us, because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of June 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after June 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the years ended June 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$5,198,739	$—	$35,876,715
Net realized gains on investments	5,919	(36,149)	—	—	—	(30,230)
Net change in unrealized gains (losses) on investments	1,019,640	335,332	121,916	340,050	(109,900)	1,707,038
Net realized and unrealized gains (losses) on investments	1,025,559	299,183	121,916	340,050	(109,900)	1,676,808
Purchases of investments	5,794,540	—	—	—	—	5,794,540
Payment-in-kind interest	57,740	577	—	—	—	58,317
Accretion (amortization) of purchase discount and premium, net	197,244	6,219	17,890	87,413	—	308,766
Repayments and sales of portfolio investments	(5,367,523)	(1,023,271)	—	—	—	(6,390,794)
Transfers within Level 3(1)	—	—	—	—	1,002,900	1,002,900
Transfers into Level 3(1)	3,373,343	—	—	—	—	3,373,343
Transfers out of Level 3(1)	(10,629,325)	—	—	—	—	(10,629,325)
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$697,970	$159,424	$121,916	$340,050	$(109,900)	$1,209,460

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended June 30, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	215,912	215,912
Net realized and unrealized gains (losses) on investments	215,912	215,912
Transfers within Level 3	(1,002,900)	(1,002,900)
Fair Value at June 30, 2021	$—	$—

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Equity/Other	Structured Subordinated notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$—	$4,715,487	$23,046,584
Net realized (losses) on investments	(903,927)	(648,363)	—	—	—	(1,552,290)
Net change in unrealized gains (losses) on investments	(436,619)	(59,603)	(47,354)	—	(818,431)	(1,362,007)
Net realized and unrealized gains (losses) on investments	(1,340,546)	(707,966)	(47,354)	—	(818,431)	(2,914,297)
Purchases of investments	20,839,017	—	—	—	1,355,698	22,194,715
Payment-in-kind interest	10,186	87	—	—	—	10,273
Accretion (amortization) of purchase discount and premium, net	133,212	5,654	8,921	—	(54,015)	93,772
Repayments and sales of portfolio investments	(7,671,388)	(589,854)	—	—	—	(8,261,242)
Transfers into Level 3(1)	4,166,783	—	849,700	—	—	5,016,483
Transfers out of Level 3(1)	(3,309,573)	—	—	—	—	(3,309,573)
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$—	$5,198,739	$35,876,715

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(634,998)	$(267,241)	$(47,354)	$—	$(818,431)	$(1,768,024)

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2021:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$1,402,784	Market quotes	Indicative dealer quotes	94.85.00%-99.38%	96.57%
Senior Secured First Lien Debt	21,702,355	Discounted Cash Flow (Yield Analysis)	Market Yield	4.24%-7.64%	5.92%
Senior Secured Second Lien Debt	495,856	Market quotes	Indicative dealer quotes	80.00%-97.50%	96.82%
Senior Secured Notes	951,073	Discounted Cash Flow (Yield Analysis)	Market Yield	16.5%-19.5%	18%
Equity/Other	893,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.50x	8.00x
Subordinated Structured Notes	5,626,202	Discounted Cash Flow	Discount Rate	3.94%- 35.20%(1)	23.77%(1)
	$31,071,270
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
For the years ended June 30, 2021, 2020 and 2019 there were structuring fees recognized as part of interest income of $32,365,$1,827 and $0, respectively on the Consolidated Statement of Operations. For the years ended June 30, 2021, 2020 and 2019, accelerated original issue discount due to repayments included in interest income totaled $69,651, $41,689 and $0, respectively.

NOTE 9 - MERGER
Effective March 31, 2019, TPIC and PWAY entered into a tax free business combination. Concurrent with the Merger, TPIC, the legal acquirer, was renamed TP Flexible Income Fund, Inc. As a result of the Merger, the Company issued 775,193 shares of the Company’s common stock to the former shareholders of PWAY and all shares of PWAY were retired. On and effective

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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

As of June 30, 2020, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2020. As of June 30, 2021, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of June 30, 2021, we were in compliance with the applicable covenants. See "Note 15 - Subsequent Events" for additional information.
As of June 30, 2021 and June 30, 2020, we had $21,000,000 outstanding on our Credit Facility. As of June 30, 2021 and June 30, 2020, the investments used as collateral for the Credit Facility had an aggregate fair value of $30,361,804 and $29,705,147, respectively, which represents 80% and 81% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on the Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of June 30, 2021.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2021 and June 30, 2020, $463,376 and $522,163, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the years ended June 30, 2021, 2020 and 2019, we recorded $569,181, $603,263 and $58,638, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the years ended June 30, 2021 and 2020,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.41% and 3.19%, respectively. For the years ended June 30, 2021 and 2020, average outstanding borrowings for Credit Facility was $21,000,000 and $17,267,760, respectively. From May 16, 2019 (the date the Company entered into the Credit Facility) to June 30, 2019, the average stated interest rate (i.e., rate in effect plus the spread) was 3.99% and the average outstanding borrowings for Credit Facility was $5,500,000.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2021:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019(e)	June 30, 2018(f)	June 30, 2018(f)
				PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	8.28	9.88	$9.89	$13.53	$13.53
Net investment (loss) income	(0.08)	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	0.82	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	0.74	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.59)	(0.57)	(0.54)	(0.62)	(0.62)
Distributions from net investment income	(0.06)	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.65)	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs	—	—	0.61	—	—
Other (c)	(0.01)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.36	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	9.03%	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,947,807	$19,558,400	$23,410,715	$7,933,028	$420,136
Average net assets	$20,055,524	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,377,461	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	20.07%	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	18.44%	13.07%	9.11%	8.91%	8.73%
Net investment (loss) income	(0.93)%	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	17.83%	24.56%	93.42%	37.42%	37.42%

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

Year Ended
June 30, 2017
PWAY Class R, RIA and I
Per Share Data(a):
Net asset value at beginning of year	$12.81
Net investment income	0.71
Net realized and unrealized (losses) on investments	0.68
Net increase (decrease) in net assets resulting from operations	1.39
Return of capital distributions(b)	(0.92)
Offering costs	0.03
Other(c)	0.22
Net asset value, end of year or period	$13.53
Total return, based on NAV(d)	13.20%

Supplemental Data:
Net assets, end of year or period	$8,405,744
Average net assets	$7,508,410
Average shares outstanding	550,843
Ratio to average net assets:
Expenses without expense support payment	22.05%
Expenses after expense support payment	10.52%
Net investment income	5.19%

Portfolio turnover	27.54%

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Information about our senior securities is shown in the following table as of June 30, 2021, 2020 and 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income				Net Investment Income (Loss)
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I)(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$314,140	N/A	$0.49	$0.49	$(279,116)	N/A	$(0.43)	$(0.44)
December 31, 2018	284,830	N/A	0.46	0.46	(46,857)	N/A	(0.08)	(0.07)
March 31, 2019	251,386	N/A	0.41	0.41	1,304,197	N/A	2.13	2.17
June 30, 2019	560,370	$0.23	N/A	N/A	(709,296)	$(0.30)	N/A	N/A

September 30, 2019	$748,644	$0.31	N/A	N/A	$150,724	$0.06	N/A	N/A
December 31, 2019	853,848	0.36	N/A	N/A	50,584	0.02	N/A	N/A
March 31, 2020	900,371	0.38	N/A	N/A	219,821	0.09	N/A	N/A
June 30, 2020	839,755	0.35	N/A	N/A	145,913	0.06	N/A	N/A

September 30, 2020	$848,045	$0.36	N/A	N/A	$31,475	$0.01	N/A	N/A
December 31, 2020	871,095	0.37	N/A	N/A	(203,503)	(0.09)	N/A	N/A
March 31, 2021	943,080	0.40	N/A	N/A	(59,179)	(0.02)	N/A	N/A
June 30, 2021	849,133	0.36	N/A	N/A	44,992	0.02	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021

	Net Realized and Net Change in Unrealized (Losses) Gains				Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)	Total	Per Share(1)	Per Share (PWAY Class A)(1)(2)	Per Share (PWAY Class I(1)(2)
September 30, 2018	$(142,584)	N/A	$(0.22)	$(0.23)	$(421,700)	N/A	$(0.65)	$(0.66)
December 31, 2018	(847,927)	N/A	(1.36)	(1.37)	(894,784)	N/A	(1.43)	(1.44)
March 31, 2019	175,862	N/A	0.29	0.28	1,480,059	N/A	2.42	2.45
June 30, 2019	(238,167)	$(0.10)	N/A	N/A	(947,463)	$(0.40)	N/A	N/A

September 30, 2019	$(744,821)	$(0.31)	N/A	N/A	$(594,097)	$(0.25)	N/A	N/A
December 31, 2019	(347,245)	(0.15)	N/A	N/A	(296,661)	(0.13)	N/A	N/A
March 31, 2020	(2,566,076)	(1.09)	N/A	N/A	(2,346,255)	(1.00)	N/A	N/A
June 30, 2020	773,450	0.32	N/A	N/A	919,363	0.38	N/A	N/A

September 30, 2020	$475,633	$0.20	N/A	N/A	$507,108	$0.21	N/A	N/A
December 31, 2020	1,215,336	0.51	N/A	N/A	1,011,833	0.42	N/A	N/A
March 31, 2021	320,832	0.13	N/A	N/A	261,653	0.11	N/A	N/A
June 30, 2021	(74,998)	(0.03)	N/A	N/A	(30,007)	(0.01)	N/A	N/A

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)	Data presented for September 30, 2018- March 31, 2019 includes the shareholder activity of PWAY Class A and Class I shares, prior to the Merger.

NOTE 14 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2021, 2020 and 2019.

	Year Ended June 30,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$1,750,585	$(2,317,650)	$(783,888)
Weighted average common shares outstanding	2,377,461	2,366,005	1,297,582
Net increase (decrease) in net assets resulting from operations per share	$0.74	$(0.98)	$(0.20)

NOTE 15 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2021 and ending August 27, 2021, the Company issued 16,464 shares pursuant to its distribution reinvestment plan in the amount of $138,373.
Investment activity
During the period beginning July 1, 2021 and ending August 27, 2021, the Company made 5 investments totaling $5,735,000.
On July 7, 2021, Shutterfly, Inc. fully repaid the $1,601,935 First Lien Term Loan to us at par.
On July 21, 2021, PGX Holdings, Inc. fully repaid the $1,959,852 First Lien Term Loan to us at par.
On August 2, 2021, Upstream Newco, Inc. fully repaid the $1,728,125 First Lien Term Loan to us at par.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
Repurchase Offer

On June 18, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,595. The tender offer was for cash at a price equal to the net asset value per share as of July 23, 2021. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2021 and a total of 235,236 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,081 shares validly tendered and not withdrawn at a price equal to $8.33 per share for an aggregate purchase price of approximately $200,595.

Amended and Restated Expense Limitation Agreement

On July 7, 2021, the Company entered into an amended and restated expense limitation agreement with the Adviser (the "Amended and Restated ELA"), which amended and restated the expense limitation agreement, dated April 20, 2021 (the “ELA”), by and between the Company and the Adviser, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022, in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Amended and Restated ELA are identical to those of the ELA.

Credit Facility Extension Period

Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022.

Distributions

On August 24, 2021, the board of directors declared distributions for the months of September 2021, October 2021 and November 2021, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have weekly record dates as of the close of business of each week in September 2021, October 2021 and November 2021 and equal a weekly amount of $0.01122 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment date	FLEX Class A Common Shares, per share
September 3, 10, 17, and 24, 2021	October 1, 2021	$0.04488
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	$0.05610
November 5, 12, 19, and 26, 2021	December 3, 2021	$0.04488

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2021 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2021, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement.

Code of Ethics
We, Prospect Capital Management L.P. and Prospect Administration, LLC have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. For information on how to obtain a copy of each code of ethics, see “Available Information” in Part I of this annual report on Form 10-K.

Item 11. Executive Compensation

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement.

PART IV

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
4     Description of Securities*
10.1    Investment Advisory Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect Capital Management
L.P.(7)
10.2 Amended and Restated Expense Limitation Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect
Capital Management L.P.(8)
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
Pacific Securities, LLC(10)
10.5    Global Custody Agreement between the Registrant and The Bank of New York Mellon Trust Company, National
Association(11)
10.6    First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect
Administration LLC(12)

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
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
14    Amended Code of Ethics(17)
21    Subsidiary of the Registrant: Prospect Flexible Funding, LLC (Delaware) (included in the notes to the consolidated financial statements contained in this annual report on Form 10-K)
31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
________________________
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
(7)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 21, 2021.
(8)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 7, 2021.
(9)Incorporated by reference to Exhibit 2(e) to the Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on July 8, 2013
(10)Incorporated by reference to Exhibit 2(h) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.
(11)Incorporated by reference to Exhibit 2(j) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement         on Form N-2 (SEC File No. 333-206730) filed with the SEC on April 3, 2017.
(12)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2019.
(13)Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018.
(14)Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on February 13, 2019.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2019.
(16)Incorporated by reference to Exhibit 2(k)(5) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.
(17)Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.

Item 16. Form 10-K Summary
Not applicable.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2021
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 2021.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	August 27, 2021
August 27, 2021

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	August 27, 2021
August 27, 2021
/s/ EUGENE S. STARK
Eugene S. Stark
Director
August 27, 2021