Form 10-Q
period 2021-09-30
Prospect Flexible Income Fund, Inc.
filed 2021-11-08
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2021 was 2,375,762.

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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Financial Statements

Assets	September 30, 2021	June 30, 2021
Investments at fair value:	(unaudited)	(audited)
Non-control/non-affiliate investments (amortized cost of $38,460,793 and $38,086,490, respectively)	$37,917,890	$37,842,310
Total investments (amortized cost of $38,460,793 and $38,086,490, respectively)	37,917,890	37,842,310
Cash	2,558,242	3,139,929
Deferred financing costs (Note 10)	448,558	463,376
Prepaid expenses and other assets	334,650	386,196
Interest receivable	129,488	68,750
Receivable for repayments of portfolio investments	48,009	9,590
Total Assets	$41,436,837	$41,910,151

Liabilities
Revolving Credit Facility (Note 10)	$21,000,000	$21,000,000
Accrued audit fees	244,078	160,000
Due to Administrator (Note 4)	173,823	378,320
Distributions payable	107,115	124,046
Accrued expenses	93,464	91,871
Interest payable	56,908	54,451
Accrued legal fees	29,376	72,185
Due to Affiliates (Note 4)	23,848	37,248
Due to PFIM (Note 4)	—	44,223
Total Liabilities	$21,728,612	$21,962,344
Commitments and Contingencies (Note 9)	—	—
Net Assets	$19,708,225	$19,947,807

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,385,760 and 2,386,057 shares issued and outstanding, respectively) (Note 3)	$2,386	$2,386
Paid-in capital in excess of par (Note 3)	24,816,684	25,000,327
Total distributable earnings (loss) (Note 6)	(5,110,845)	(5,054,906)
Net Assets	$19,708,225	$19,947,807
Net Asset Value Per Share (Note 11)	$8.26	$8.36

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2021	2020
Investment Income
Interest income from non-control/non-affiliate investments	$745,393	$565,925
Interest income from structured credit securities	250,151	282,120
Total Investment Income	995,544	848,045

Operating Expenses
Base management fees (Note 4)	182,198	183,386
Administrator Costs (Note 4)	169,197	224,993
Interest expense and credit facility expenses (Note 10)	142,385	146,648
Audit and tax expense	84,078	72,800
Transfer agent’s fees and expenses	43,646	35,014
Insurance expense	43,213	43,104
Valuation services	33,866	32,628
General and administrative	24,132	41,223
Amortization of offering costs	5,307	147,743
Legal expense	3,146	72,417
Total Operating Expenses	731,168	999,956
Expense limitation payment (Note 4)	(182,198)	(183,386)
Total Net Operating Expenses	548,970	816,570
Net Investment Income (Loss)	446,574	31,475

Net Realized and Net Change in Unrealized (Losses) Gains on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	11,050
Net realized gains (losses)	—	11,050
Net change in unrealized (losses) gains:
Affiliate investments	—	80,926
Non-control/non-affiliate investments	(298,723)	383,657
Net change in unrealized (losses) gains	(298,723)	464,583
Net Realized and Net Change in Unrealized (Losses) Gains on Investments	(298,723)	475,633
Net Increase (Decrease) in Net Assets Resulting from Operations	$147,851	$507,108
Net increase (decrease) in net assets resulting from operations per share (Note 11)(1)	$0.06	$0.21
Distributions declared per share	$0.16	$0.16

(1) For the three months ended September 30, 2021 and 2020, the weighted average common shares outstanding were 2,385,883 and 2,364,156, respectively.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended September 30, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021	2,386,057	$2,386	$25,000,327	$(5,054,906)	$19,947,807
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	446,574	446,574
Net change in unrealized (losses) gains on investments	—	—	—	(298,723)	(298,723)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(203,790)	(203,790)
Return of capital distributions	—	—	(182,393)	—	(182,393)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	23,784	24	199,321	—	199,345
Repurchase of common shares (Note 3)	(24,081)	(24)	(200,571)	—	(200,595)
Total Increase (Decrease) for the three months ended September 30, 2021	(297)	—	(183,643)	(55,939)	(239,582)
Balance as of September 30, 2021	2,385,760	$2,386	$24,816,684	$(5,110,845)	$19,708,225

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Three Months Ended September 30, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	31,475	31,475
Net realized gains (losses) on investments	—	—	—	11,050	11,050
Net change in unrealized gains (losses) on investments	—	—	—	464,583	464,583
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(18,437)	(18,437)
Return of capital distributions	—	—	(351,166)	—	(351,166)
Capital Transactions
Shares issued	27,815	28	250,972	—	251,000
Commissions and fees on shares sold	—	—	(15,059)	—	(15,059)
Shares issued through reinvestment of distributions	22,753	23	189,321	—	189,344
Repurchase of common shares	(28,786)	(29)	(237,459)	—	(237,488)
Total Increase (Decrease) for the three months ended September 30, 2020	21,782	22	(163,391)	488,671	325,302
Balance as of September 30, 2020	2,384,793	$2,385	$26,970,191	$(7,088,874)	$19,883,702

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

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$147,851	$507,108
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	5,307	147,743
Purchases of investments	(5,735,000)	(1,234,517)
Repayments and sales of portfolio investments	5,517,172	691,385
Net change in unrealized (gains) losses on investments	298,723	(464,583)
Net realized losses (gains) on investments	—	(11,050)
Accretion of purchase discount on investments, net	(156,282)	(160,125)
Amortization of deferred financing costs	14,818	14,818
Payment-in-kind interest	(193)	(7,507)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	—	381,075
Receivable for repayments of portfolio investments	(38,419)	—
Interest receivable	(60,738)	(77,608)
Deferred offering costs (Note 4)	(5,307)	(133,614)
Prepaid expenses and other assets	51,546	33,230
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(44,223)	—
Accrued expenses	1,593	35,662
Accrued legal fees	(42,809)	35,885
Accrued audit fees	84,078	68,300
Due to Administrator (Note 4)	(204,497)	103,267
Payable for investments purchased	—	(690,000)
Due to Affiliates (Note 4)	(13,400)	6,025
Interest payable	2,457	(1,860)
Net cash provided by (used in) operating activities	(177,323)	(756,366)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	—	251,000
Commissions and fees on shares issued	—	(15,059)
Distributions paid to stockholders	(203,769)	(172,555)
Repurchase of common shares	(200,595)	(237,488)
Net cash (used in) provided by financing activities	(404,364)	(174,102)
Net increase (decrease) in cash	(581,687)	(930,468)
Cash at beginning of period	3,139,929	3,602,662
Cash at end of period	$2,558,242	$2,672,194
Supplemental disclosures:
Cash paid for interest	$125,110	$133,690
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$199,345	$189,344
See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2021
(unaudited)

						September 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (j)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.08%)	—	3/18/2027	$740,742	$739,656	$740,513	3.76%
CareerBuilder (i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	928,381	904,088	4.59%
Correct Care Solutions Group Holdings, LLC (i)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.58%)	—	10/1/2025	2,049,451	2,018,635	2,049,451	10.40%
Digital Room Holdings, Inc (i)(k)	Media: Broadcasting & Subscription	5/14/2019	1ML+5.00% (5.08%)	—	5/21/2026	1,955,000	1,933,254	1,955,000	9.92%
Excelitas Technologies Corporation(i)	High Tech Industries	7/21/2021	1ML+3.50% (4.50%)	1.00	12/2/2024	498,705	498,705	498,705	2.53%
First Brands, LLC (f/k/a Trico Group, LLC(i)	Automotive	3/24/2021	1ML+5.00% (6.00%)	1.00	3/30/2027	1,243,750	1,232,295	1,243,731	6.31%
Global Tel*Link Corporation (i)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.33%)	—	11/28/2025	1,944,395	1,901,569	1,944,381	9.87%
Keystone Acquisition Corp. (i)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,050,048	2,033,018	2,050,048	10.40%
McAfee LLC (j)	High Tech Industries	9/17/2017	1ML+3.75% (3.84%)	—	9/30/2024	184,192	182,819	184,486	0.94%
The Octave Music Group, Inc.(f)(i)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%) plus 0.75% PIK	1.00	5/29/2025	623,564	618,314	623,564	3.16%
Quidditch Acquisition, Inc. (i)	Beverage, Food & Tobacco	3/16/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	482,500	476,570	475,265	2.41%
RC Buyer, Inc. (i)	High Tech Industries	7/27/2021	3M + 3.50% (4.25)	0.75	7/28/2028	2,000,000	1,995,110	2,000,000	10.15%
Research Now Group, Inc. & Survey Sampling International LLC (i)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,955,567	1,955,567	1,955,567	9.92%
Rising Tide Holdings, Inc. (j)	Consumer goods: Non-Durable	5/26/2021	1M + 4.75% (5.50%)	0.75	6/1/2028	997,500	987,936	1,003,939	5.09%
Rocket Software, Inc. (j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.33%)	—	11/28/2025	2,049,577	2,036,630	2,035,619	10.33%
Securus Technologies Holdings, Inc. (i)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.50%)	1.00	11/1/2024	1,954,315	1,845,047	1,922,800	9.76%
Shutterfly, Inc.(j)	Media: Diversified and Production	7/1/2021	3ML+5.00% (5.75%)	0.75	9/25/2026	2,000,000	1,990,305	2,000,488	10.15%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (6.25%)	0.75	3/17/2026	1,900,000	1,882,089	1,900,000	9.64%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (5.13%)	—	4/16/2026	1,964,824	1,945,705	1,887,556	9.58%
Transplace Holdings, Inc. (i)	Transportation: Cargo	4/10/2019	6ML+3.75% (4.75%)	1.00	10/7/2024	1,467,069	1,454,873	1,467,069	7.44%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1ML+4.25% (4.33%)	—	11/20/2026	1,246,875	1,246,875	1,246,875	6.33%
Total Senior Secured Loans-First Lien							$29,903,353	$30,089,145	152.68%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$12,594	$10,511	$10,831	0.05%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	495,449	499,168	2.53%
Total Senior Secured Loans-Second Lien							$505,960	$509,999	2.58%

Senior Secured Notes (i)(l)
Ace Cash Express, Inc.(k)(o)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$978,385	$969,898	4.92%
Total Senior Secured Notes							$978,385	$969,898	4.92%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.35%	N/A	10/20/2030	$250,000	$161,261	$163,852	0.83%
Apidos CLO XXVI	Structured Finance	7/25/2019	19.30%	N/A	7/18/2029	250,000	188,362	197,543	1.00%
California CLO IX, Ltd.	Structured Finance	12/13/2019	30.58%	N/A	7/16/2032	500,000	222,465	246,871	1.25%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	14.42%	N/A	7/15/2030	250,000	192,993	163,977	0.83%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	11.66%	N/A	1/22/2030	500,000	470,408	414,184	2.10%

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2021
(unaudited)

						September 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	15.96%	N/A	7/24/2030	250,000	180,742	126,435	0.64%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	7.24%	N/A	10/29/2029	$250,000	$191,126	$159,979	0.81%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	18.02%	N/A	4/22/2030	250,000	171,452	177,311	0.90%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	13.15%	N/A	10/22/2030	250,000	188,997	153,703	0.78%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	13.19%	N/A	7/16/2029	850,000	534,113	424,665	2.15%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	19.35%	N/A	7/19/2030	500,000	296,750	287,432	1.46%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	16.30%	N/A	2/14/2031	387,538	242,472	189,857	0.96%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	14.24%	N/A	3/17/2030	475,000	429,750	373,359	1.89%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	30.85%	N/A	7/20/2030	250,000	165,436	163,733	0.83%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	23.39%	N/A	4/15/2031	500,000	407,176	381,193	1.93%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	23.48%	N/A	10/21/2030	250,000	195,301	209,844	1.06%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	165,219	86,522	0.44%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	14.74%	N/A	1/26/2031	1,500,000	835,510	683,369	3.47%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.02%	N/A	10/23/2031	150,000	61,264	50,250	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	13.00%	N/A	1/21/2031	250,000	224,504	198,591	1.01%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	4.51%	N/A	7/22/2030	325,000	250,204	182,584	0.93%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	18.47%	N/A	10/15/2031	250,000	214,521	195,482	0.99%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	10.78%	N/A	10/15/2030	278,312	192,605	150,690	0.76%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	16.10%	N/A	1/21/2031	250,000	209,353	202,422	1.03%
Total Structured Subordinated Notes							$6,391,984	$5,583,848	28.30%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$765,000	3.88%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$765,000	3.88%

Total Portfolio Investments							$38,460,793	$37,917,890	192.36%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2021, 16% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at September 30, 2021 and June 30, 2021 were $30,588,313 and $30,361,804, respectively, representing 81% and 80% of our total investments, respectively.
(h) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(i)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2021
(unaudited)

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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at June 30, 2021 and June 30, 2020 were $30,361,804 and $29,705,147, respectively, representing 80% and 81% of our total investments, respectively.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

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

Although PWAY merged into us in connection with the Merger, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed in this report. The Company adopted PWAY’s fiscal year end of June 30. The Merger was a tax free business combination. Consistent with tax free business combinations of investment companies, for financial reporting purposes, the reverse merger accounting was recorded at fair value; however, the cost basis of the investments received from TPIC was carried forward to align ongoing financial reporting of the Company’s realized and unrealized gains and losses with amounts distributable to shareholders for tax purposes. Further, the components of net assets of the Company reflect the combined components of net assets of both PWAY and TPIC.

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

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. See “Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement” and "Note 14 - Subsequent Events" for additional information.
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

In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”).

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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2021.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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
Valuation of Other Financial Assets and Financial Liabilities.
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 10 for the disclosure of the fair value of our outstanding debt and the market observable inputs used in determining fair value.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2021 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 83.96% and 83.77%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. During the three months ended September 30, 2021 and 2020, the Company had zero and two loans on non-accrual status, respectively. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security, using the effective interest method. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to applicable investment parties are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. As of September 30, 2021 and June 30, 2021, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2021 and 2020, PIK interest included in interest income totaled $193 and $7,507, respectively. The

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Revolving Credit Facility. (See Note 10 for further discussion.)
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of September 30, 2021 and June 30, 2021, there were no issued convertible securities. (See Note 11 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2021.

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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	27,815	$251,000
Shares issued through reinvestment of distributions	23,784	199,345	22,753	189,344
Repurchase of common shares	(24,081)	(200,595)	(28,786)	(237,488)
Net increase/(decrease) from capital transactions	(297)	$(1,250)	21,782	$202,856

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three months ended September 30, 2021 and 2020. On and effective February 19, 2021, the Company terminated the Offering.
The respective net (decrease) increase from capital transactions during the three months ended September 30, 2021 and 2020 also includes reinvested stockholder distributions as noted in the table above.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended September 30, 2021
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
Total for the three months ended September 30, 2021		24,081			$200,595

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

(1) Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2021 and 2020, allocation of overhead from the Administrator to the Company was $169,197 and $224,993, respectively. As of September 30, 2021 and June 30, 2021, $173,823 and $378,320, respectively, was payable to the Administrator by the Company.
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

The Investment Advisory Agreement replaces the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. The Investment Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. See "Note 14 - Subsequent Events" for additional information regarding the Investment Advisory Agreement.

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
The total base management fee incurred by PFIM was $0 and $183,386 during the three months ended September 30, 2021 and 2020, respectively. The base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of September 30, 2021, the total base management fee due to PFIM was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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
There were no incentive fees payable as of September 30, 2021 or June 30, 2021. During the three months ended September 30, 2021 and 2020, there were no incentive fees incurred.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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
The total base management fee incurred by the Adviser was $182,198 and $0 during the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, the base management fee of $182,198 was waived by the Adviser. As of September 30, 2021, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of September 30, 2021 or June 30, 2021. During the three months ended September 30, 2021 and 2020, there were no incentive fees incurred.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2021 and 2020, PRIS incurred $14,017 and $13,138, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of September 30, 2021 and June 30, 2021, $13,400 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2021. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three months ended September 30, 2021 and 2020, as a part of the Former ELA, PFIM waived its base management fees of $0 and $183,386, respectively.
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

Expense Limitation Agreement with the Adviser

On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022, as discussed below (such new expenses limitation agreement as amended and restated, the "New ELA"). The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $182,198 for the three months ended September 30, 2021.

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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	7.00%	June 30, 2024
September 30, 2021	182,198	$—	$182,198	2.97%	7.00%	September 30, 2024
Total	$326,271		$326,271

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen.
For the three months ended September 30, 2021 and 2020, TPS incurred offering expenses of $0. As of September 30, 2021 and June 30, 2021, the Company owes TPS $9,455, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $993 as of September 30, 2021 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

License Agreement
We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the “Prospect” name. Under this license agreement, we have the right to use such name for so long as

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021 our Adviser or another affiliate of the Adviser. Other than with respect to this limited license, we have no legal right to the “Prospect” name or logo.

NOTE 5 - DISTRIBUTIONS
As of September 30, 2021 and June 30, 2021, distributions payable is $107,115 and $124,046, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2021 and 2020:

	Distributions
For the Three Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
September 30, 2021
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	$0.05204	$123,740
September 3, 10, 17, and 24, 2021	$0.04488	$107,115
Total for the Three Months Ended September 30, 2021		$386,183

	Distributions
For the Three Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
September 30, 2020
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
Total for the Three Months Ended September 30, 2020		$369,603

The following FLEX distributions were previously declared and have record dates subsequent to September 30, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	$0.05610
November 5, 12, 19, and 26, 2021	December 3, 2021	$0.04488
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
During the three months ended September 30, 2021 and 2020 the Company's officers and directors did not purchase any shares of our stock.
NOTE 6 - INCOME TAXES
On March 31, 2019, in connection with the Merger, PWAY’s outstanding shares were cancelled and retired in exchange for TPIC common stock. The Merger should qualify as a “tax-free reorganization” within the meaning of Section 368(a) of the Code, and the merger agreement constituted a “plan of reorganization” for such purposes. As such, this transaction intended to

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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

The tax character of dividends paid to the Company's shareholders during the tax year ended December 31, 2020 was as follows:

Tax Year Ended December 31, 2020
Ordinary income	$315,994
Return of capital	1,232,806
Total distributions paid to stockholders	$1,548,800

The estimated tax character of dividends paid to the Company's shareholders during the nine months ended September 30, 2021 is expected to be as follows:

January 1, 2021- September 30, 2021 (unaudited)
Ordinary income	$203,790
Return of capital	1,078,046
Total distributions paid to stockholders(1)	$1,281,836

(1)For the nine months ended September 30, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV.

However, the final determination of the tax character of dividends between ordinary income, capital gains and return of capital will not be made until we file our tax return for the tax year ending December 31, 2021.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 72.39% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the nine months ended September 30, 2021, there was $203,790 of income available to distribute.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
The Company's cost basis of investments as of September 30, 2021 for tax purposes was $36,311,584, resulting in an estimated net unrealized gain of $1,606,306. The gross unrealized gains and losses of as September 30, 2021 were $1,972,034 and $365,728, respectively. The Company's cost basis of investments as of December 31, 2020 for tax purposes was $37,453,878, resulting in an estimated net unrealized gain of $1,296,565. The gross unrealized gains and losses of as December 31, 2020 were $1,863,817 and $567,253, respectively. Certain adjustments in the cost basis have been made for the quarter ended December 31, 2020 to adjust for additional information received.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2020 and December 31, 2019, we had capital loss carryforwards of $4,185,434 and $3,339,662, respectively available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $5,735,000 and $1,242,024 during the three months ended September 30, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $5,517,172 and $691,385 were received during the three months ended September 30, 2021 and 2020, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2021 and June 30, 2021:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

	September 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,903,353	$30,089,145	79%
Senior Secured Loans-Second Lien	505,960	509,999	1%
Senior Secured Notes	978,385	969,898	3%
Structured Subordinated Notes	6,391,984	5,583,848	15%
Equity/Other	681,111	765,000	2%
Total Portfolio Investments	$38,460,793	$37,917,890	100%

	June 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,448	495,856	1%
Senior Secured Notes	973,876	951,073	3%
Structured Subordinated Notes	6,459,535	5,626,202	15%
Equity/Other	681,111	893,000	2%
Total Portfolio Investments	$38,086,490	$37,842,310	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021 and June 30, 2021:

	September 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,583,848	15%
Healthcare & Pharmaceuticals	4,864,499	13%
High Tech Industries	4,718,810	12%
Services: Consumer	4,050,963	11%
Telecommunications	3,867,181	10%
Media: Diversified and Production	2,000,488	5%
Services: Business	1,955,567	5%
Media: Broadcasting & Subscription	1,955,000	5%
Wholesale	1,887,556	5%
Transportation: Cargo	1,467,069	4%
Automotive	1,243,731	3%
Consumer goods: Non-Durable	1,003,939	3%
Financial	969,898	3%
Banking, Finance, Insurance & Real Estate	740,513	2%
Consumer goods: Durable	623,564	2%
Media: Advertising, Printing & Publishing	499,168	1%
Beverage, Food & Tobacco	475,265	1%
Retail	10,831	0%
Total	$37,917,890	100%

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,562,905	17%
Structured Finance	5,626,202	15%
Healthcare & Pharmaceuticals	5,003,106	13%
Telecommunications	3,855,595	10%
High Tech Industries	2,235,256	6%
Services: Business	1,960,647	5%
Media: Broadcasting & Subscription	1,960,000	5%
Wholesale	1,930,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,470,870	4%
Automotive	1,246,875	4%
Consumer goods: Non-Durable	1,003,440	3%
Financial	951,073	3%
Banking, Finance, Insurance & Real Estate	742,613	2%
Consumer goods: Durable	717,672	2%
Media: Advertising, Printing & Publishing	485,625	1%
Beverage, Food & Tobacco	477,856	1%
Retail	10,231	0%
Total	$37,842,310	100%

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2021 and June 30, 2021, respectively:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$7,852,601	$22,236,544	$30,089,145
Senior Secured Loans-Second Lien	—	—	509,999	509,999
Senior Secured Notes	—	—	969,898	969,898
Structured Subordinated Notes	—	—	5,583,848	5,583,848
Equity/Other	—	—	765,000	765,000
Total Portfolio Investments	$—	$7,852,601	$30,065,289	$37,917,890

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,771,040	$23,105,139	$29,876,179
Senior Secured Loans-Second Lien	—	—	495,856	495,856
Senior Secured Notes	—	—	951,073	951,073
Structured Subordinated Notes	—	—	5,626,202	5,626,202
Equity/Other	—	—	893,000	893,000
Total Portfolio Investments	$—	$6,771,040	$31,071,270	$37,842,310

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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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
During the three months ended September 30, 2021, the valuation methodology for Amerilife Holdings, LLC (“Amerilife”) changed to fully utilize quoted prices and to remove the yield method. As a result of a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Amerilife decreased to $740,513 as of September 30, 2021, a premium of $857 from its amortized cost, compared to the $1,136 unrealized appreciation recorded at June 30, 2021.
As of September 30, 2021 and June 30, 2021, there were no loans on non-accrual status.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of these financial statements, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after September 30, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.

Although it is difficult to predict the extent of the impact of the COVID-19 outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicle to not receive full par credit for purposes of calculation of the CLO vehicle’s overcollateralization tests and as a consequence, may lead to a reduction in such CLO vehicle’s payments to us, because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of September 30, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at September 30, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after September 30, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the three months ended September 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(75,976)	13,630	14,317	25,197	(128,000)	(150,832)
Net realized and unrealized gains (losses) on investments	(75,976)	13,630	14,317	25,197	(128,000)	(150,832)
Purchases of investments	3,745,000	—	—	—	—	3,745,000
Payment-in-kind interest	—	193	—	—	—	193
Accretion (amortization) of purchase discount and premium, net	75,438	320	4,508	(67,551)	—	12,715
Repayments and sales of portfolio investments	(3,870,444)	—	—	—	—	(3,870,444)
Transfers out of Level 3(1)	(742,613)	—	—	—	—	(742,613)
Fair Value at September 30, 2021	$22,236,544	$509,999	$969,898	$5,583,848	$765,000	$30,065,289

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(25,899)	$13,630	$14,317	$25,197	$(128,000)	$(100,755)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended September 30, 2021.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$5,198,739	$—	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	453,431	34,126	30,940	(134,840)	—	383,657
Net realized and unrealized gains (losses) on investments	453,431	45,176	30,940	(134,840)	—	394,707
Purchases of investments	1,234,517	—	—	—	—	1,234,517
Payment-in-kind interest	7,507	—	—	—	—	7,507
Accretion (amortization) of purchase discount and premium, net	36,823	831	4,509	117,962	—	160,125
Repayments and sales of portfolio investments	(245,135)	(446,250)	—	—	—	(691,385)
Fair Value at September 30, 2020	$30,140,704	$812,905	$846,716	$5,181,861	$—	$36,982,186

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$453,431	$36,934	$30,940	$(134,840)	$—	$386,465

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	80,926	80,926
Net realized and unrealized gains (losses) on investments	80,926	80,926
Fair Value at September 30, 2020	$867,914	$867,914

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$80,926	$80,926
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2021:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$1,379,353	Market quotes	Indicative dealer quotes	92.30%-99.06%	95.08%
Senior Secured First Lien Debt	20,857,191	Discounted Cash Flow (Yield Analysis)	Market Yield	4.16%-7.58%	5.86%
Senior Secured Second Lien Debt	509,999	Market quotes	Indicative dealer quotes	85.00%-100.25%	99.54%
Senior Secured Notes	969,898	Discounted Cash Flow (Yield Analysis)	Market Yield	16.05%-19.05%	17.55%
Equity/Other	765,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.50x	8.00x
Subordinated Structured Notes	5,583,848	Discounted Cash Flow	Discount Rate	1.01%- 33.58%(1)	21.93%(1)
	$30,065,289
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
For the three months ended September 30, 2021 and 2020 there were no structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months ended September 30, 2021 and 2020, there was accelerated original issue discounts due to repayments of $190,966 and $0, respectively included in interest income. For the three months ended September 30, 2021 and 2020, there was early repayment income of $60,276 and $0, respectively, included in interest come.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
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

As of June 30, 2021, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2021. As of September 30, 2021, there was no unfunded commitment made by the Company.
NOTE 10 - REVOLVING CREDIT FACILITY

On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”).

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of September 30, 2021, we were in compliance with the applicable covenants.
As of September 30, 2021 and June 30, 2021, we had $21,000,000 outstanding on our Credit Facility. As of September 30, 2021 and June 30, 2021, the investments used as collateral for the Credit Facility had an aggregate fair value of $30,588,313 and $30,361,804, respectively, which represents 81% and 80% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on the Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,0000 and is categorized as Level 2 under ASC 820 as of September 30, 2021.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2021 and June 30, 2021, $448,558 and $463,376, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
During the three months ended September 30, 2021 and 2020, we recorded $142,385 and $146,648, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended September 30, 2021 and 2020,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.33% and 2.45%, respectively. For the three months ended September 30, 2021 and 2020, average outstanding borrowings for Credit Facility was $21,000,000.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	8.36	8.28
Net investment (loss) income	0.19	0.01
Net realized and unrealized (losses) on investments	(0.13)	0.20
Net increase (decrease) in net assets resulting from operations	0.06	0.21
Distributions(b)
Return of capital distributions	(0.08)	(0.15)
Distributions from net investment income	(0.09)	(0.01)
Total Distributions	(0.17)	(0.16)
Other (c)	0.01	0.01
Net asset value at end of period	$8.26	$8.34
Total return based on net asset value (d)	0.74%	2.62%

Supplemental Data:
Net assets at end of period	$19,708,225	$19,883,702
Average net assets	$19,828,016	$19,721,052
Average shares outstanding	2,385,883	2,364,156
Ratio to average net assets:
Total annual expenses	14.75%	20.28%
Total annual expenses (after expense limitation agreement)	11.07%	16.56%
Net investment (loss) income	9.01%	0.64%

Portfolio Turnover	14.56%	1.86%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

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

Information about our senior securities is shown in the following table since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

PROSPECT FLEXIBLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2021

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2022:

	Investment Income		Net Investment Income (Loss)		Net Realized and Net Change in Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)

September 30, 2019	$748,644	$0.31	$150,724	$0.06	$(744,821)	$(0.31)	$(594,097)	$(0.25)
December 31, 2019	853,848	0.36	50,584	0.02	(347,245)	(0.15)	(296,661)	(0.13)
March 31, 2020	900,371	0.38	219,821	0.09	(2,566,076)	(1.09)	(2,346,255)	(1.00)
June 30, 2020	839,755	0.35	145,913	0.06	773,450	0.32	919,363	0.38

September 30, 2020	$848,045	$0.36	$31,475	$0.01	$475,633	$0.20	$507,108	$0.21
December 31, 2020	871,095	0.37	(203,503)	(0.09)	1,215,336	0.51	1,011,833	0.42
March 31, 2021	943,080	0.40	(59,179)	(0.02)	320,832	0.13	261,653	0.11
June 30, 2021	849,133	0.36	44,992	0.02	(75,001)	(0.03)	(30,009)	(0.01)

September 30, 2021	$995,544	$0.42	$446,574	$0.19	$(298,723)	$(0.13)	$147,851	$0.06

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
NOTE 13 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$147,851	$507,108
Weighted average common shares outstanding	2,385,883	2,364,156
Net increase (decrease) in net assets resulting from operations per share	$0.06	$0.21

NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2021 and ending November 8, 2021, the Company issued 14,288 shares pursuant to its distribution reinvestment plan in the amount of $118,306.
Repurchase Offer

On September 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,121. The tender offer was for cash at a price equal to the net asset value per share as of October 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on October 20, 2021 and a total of 218,954 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,287 shares validly tendered and not withdrawn at a price equal to $8.24 per share for an aggregate purchase price of approximately $200,121.

First Amended and Restated Investment Advisory Agreement

On November 5, 2021, the Company entered into the First Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with Prospect Capital Management L.P., the Company’s investment adviser (“PCM”), which amended and restated the Company’s Investment Advisory Agreement, dated April 20, 2021 (the “Original Advisory Agreement”), with PCM to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to PCM thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). The Amended and Restated Advisory Agreement was unanimously approved by Company’s Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and will become effective on January 1, 2022. Until such time, the advisory fees payable to PCM will be as set forth in the Original Advisory Agreement.

Distributions

On November 5, 2021, the board of directors declared distributions for the months of December 2021, January 2022 and February 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have weekly record dates as of the close of business of each week in December 2021, January 2022 and February 2022 and equal a weekly amount of $0.01109 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
December 3, 10, 17, 24 and 31, 2021	January 7, 2022	0.05545
January 7, 14, 21, and 28, 2022	February 4, 2022	0.04436
February 4, 11, 18, and 25, 2022	Match 4, 2022	0.04436

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

On November 5, 2021, the Company entered into the First Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with Prospect Capital Management L.P., the Company’s investment adviser (“PCM”), which amended and restated the Investment Advisory Agreement, dated April 20, 2021, with PCM to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to PCM thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). The Amended and Restated Advisory Agreement was unanimously approved by Company’s Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and will become effective on January 1, 2022. Until such time, the advisory fees payable to PCM will be as set forth in the Investment Advisory Agreement.

For additional information regarding the Amended and Restated Advisory Agreement, please refer to Part II, Item 5 of this quarterly report on Form 10-Q. Please also see “Investment Advisory Fees” and "Recent Developments" below.

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

As of November 8, 2021, we have sold a total of 2,375,762 shares of common stock, including 313,844 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,732,269, including the reduction due to ($3,784,962) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended September 30, 2021, and subsequent to September 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

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
First Quarter Highlights
Investment Transactions

We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2021, we purchased investment securities (excluding short-term securities) of $5,735,000. During the same three month period, sales and redemptions of investment securities (excluding short-term securities) were $5,517,172, resulting in a total net portfolio growth of $217,828 for the three months ended September 30, 2021.
Debt Issuances and Redemptions
During the three months ended September 30, 2021, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of September 30, 2021. See "Credit Facility".

On September 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,121. The tender offer was for cash at a price equal to the net asset value per share as of October 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on October 20, 2021 and a total of 218,954 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,287 shares validly tendered and not withdrawn at a price equal to $8.24 per share for an aggregate purchase price of approximately $200,121.
Equity Issuances
As part of the dividend reinvestment plan, we issued 9,247, 7,320, 6,332 and 7,956 shares of our common stock on August 6, 2021, September 3, 2021, October 1, 2021 and November 5, 2021, respectively.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to 112 professionals, 43 of whom perform investment advisory functions.
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
Portfolio and Investment Activity
During the three months ended September 30, 2021, we purchased investment securities (excluding short-term securities) of $5,735,000. During the same three month period, sales and redemptions of investment securities (excluding short-term securities) were $5,517,172, resulting in a total net portfolio growth of $217,828 for the three months ended September 30, 2021. As of September 30, 2021, our investment portfolio, with a total fair value of $37,917,890, consisted of interests in 50 investments (80% in senior secured loans, 3% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).

As of September 30, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended September 30, 2021, the aggregate increases in fair value and net unrealized appreciation on investments were driven by the expansion of comparable company trading multiples and/or tightened credit spreads as the level of market volatility generated by the COVID-19 pandemic declined over the twelve month period. However, for certain investments in our portfolio, the valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Portfolio Holdings
As of September 30, 2021, our investment portfolio, with a total fair value of $37,917,890, consisted of interests in 25 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2021 and June 30, 2021:

	As of September 30, 2021			As of June 30, 2021
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,903,353	$30,089,145	79%	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,960	509,999	1%	505,448	495,856	1%
Equity/Other	681,111	765,000	2%	681,111	893,000	2%
Senior Secured Notes	978,385	969,898	3%	973,876	951,073	3%
Structured subordinated notes	6,391,984	5,583,848	15%	6,459,535	5,626,202	15%
Total	$38,460,793	$37,917,890	100%	$38,086,490	$37,842,310	100%

Number of portfolio companies	25			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	97%			97%
% Fixed Rate (based on fair value)(1)	3%			3%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			6%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	14%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	18%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	8%			9%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021 and June 30, 2021:

	September 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,391,984	17%	$5,583,848	15%
Healthcare & Pharmaceuticals	4,524,010	12%	4,864,499	13%
High Tech Industries	4,713,264	12%	4,718,810	12%
Services: Consumer	4,057,345	11%	4,050,963	11%
Telecommunications	3,746,616	10%	3,867,181	10%
Media: Diversified and Production	1,990,305	5%	2,000,488	5%
Services: Business	1,955,567	5%	1,955,567	5%
Media: Broadcasting & Subscription	1,933,254	5%	1,955,000	5%
Wholesale	1,945,705	5%	1,887,556	5%
Transportation: Cargo	1,454,873	4%	1,467,069	4%
Automotive	1,232,295	3%	1,243,731	3%
Consumer goods: Non-Durable	987,936	3%	1,003,939	3%
Financial	978,385	3%	969,898	3%
Banking, Finance, Insurance & Real Estate	739,656	2%	740,513	2%
Consumer goods: Durable	618,314	1%	623,564	2%
Media: Advertising, Printing & Publishing	495,449	1%	499,168	1%
Beverage, Food & Tobacco	476,570	1%	475,265	1%
Retail	219,265	0%	10,831	0%
Total	$38,460,793	100%	$37,917,890	100%

	June 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,491,735	17%	$6,562,905	17%
Structured Finance	6,459,535	17%	5,626,202	15%
Healthcare & Pharmaceuticals	4,531,018	12%	5,003,106	13%
Telecommunications	3,740,188	10%	3,855,595	10%
High Tech Industries	2,253,946	6%	2,235,256	6%
Services: Business	1,960,647	5%	1,960,647	5%
Media: Broadcasting & Subscription	1,937,073	5%	1,960,000	5%
Wholesale	1,949,670	5%	1,930,444	5%
Media: Diversified and Production	1,461,047	4%	1,601,900	4%
Transportation: Cargo	1,457,657	4%	1,470,870	4%
Automotive	1,234,894	3%	1,246,875	4%
Consumer goods: Non-Durable	990,075	3%	1,003,440	3%
Financial	973,876	3%	951,073	3%
Banking, Finance, Insurance & Real Estate	741,476	2%	742,613	2%
Consumer goods: Durable	712,061	2%	717,672	2%
Media: Advertising, Printing & Publishing	495,129	1%	485,625	1%
Beverage, Food & Tobacco	477,390	1%	477,856	1%
Retail	219,073	0%	10,231	0%
Total	$38,086,490	100%	$37,842,310	100%
As of September 30, 2021 and June 30, 2021, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of September 30, 2021 and June 30, 2021:

	September 30, 2021				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	38,460,793	100%	37,917,890	100%	38,086,490	100%	37,842,310	100%
Total Investments	$38,460,793	100%	$37,917,890	100%	$38,086,490	100%	$37,842,310	100%

(1) As of September 30, 2021 and June 30, 2021, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic.

Net Asset Value
During the three months ended September 30, 2021, our net asset value decreased by $(239,582), or $(0.10) per share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(298,723), or $(0.13) per weighted average share, for the three months ended September 30, 2021. For the three months ended September 30, 2021, the decrease was primarily offset by $0.03 per share related to principal payments and the accelerated interest attributing to distributions being lower than that of our net investment income of $446,574. The following table shows the calculation of net asset value per share as of September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
Net assets	$19,708,225	$19,947,807
Shares of common stock issued and outstanding	2,385,760	2,386,057
Net asset value per share	$8.26	$8.36

Results of Operations
Investment Income
For the three months ended September 30, 2021 and 2020 we generated $995,544 and $848,045, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts.
For the three months ended September 30, 2021 and 2020, PIK interest included in interest income totaled $193 and $7,507, respectively.
Operating Expenses
Total operating expenses before expense limitation support totaled $731,168 and $999,956 for the three months ended September 30, 2021 and 2020, respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, and audit and tax expense.
The base management fees for the three months ended September 30, 2021 and 2020 respectively, were $182,198 and $183,386.
The interest and credit facility expense for the three months ended September 30, 2021 and 2020 respectively, were $142,385 and $146,648. The interest and credit facility expenses were lower due to a steady decline in the three-month LIBOR rate. The interest expense is monitored during our monthly reporting.
The amortization of offering costs for the three months ended September 30, 2021 and 2020 respectively, were $5,307 and $147,743. The amortization of offering costs are lower because we are currently not in an offering.
The legal expenses for the three months ended September 30, 2021 and 2020 respectively, were $3,146 and $72,417. The legal expenses for the three months ended September 30, 2020 were higher due to additional costs associated with proxy filings.

Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(182,198) and $(183,386) for the three months ended September 30, 2021 and 2020, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $446,574 and $31,475 for the three months ended September 30, 2021 and 2020 respectively. The net investment income for the three months ended September 30, 2021 was higher due to a decrease in amortization of offering costs, administrator costs and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2021 and 2020 respectively, we received proceeds from sales and repayments on unaffiliated investments of $5,517,172 and $691,385, from which we realized gains (losses) of $0 and $11,050.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2021 and 2020 respectively, net change in unrealized gains (losses) totaled $(298,723) and $464,583, respectively. For the three months ended September 30, 2021, the fair value of our investments was negatively impacted by uncertainty surrounding the impact of the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. For the three months ended September 30, 2020, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the COVID-19 pandemic began.
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

We believe that our current cash on hand and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations. This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with the discussion of the COVID-19 Pandemic under the "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended June 30, 2021.
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

For the three months ended September 30, 2021 and 2020, our operating activities used $177,323 and $756,366 of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current quarter. There were no investing activities for the three months ended September 30, 2021 and 2020. Financing activities used $404,364 and $174,102 of cash during the three months ended September 30, 2021 and 2020, respectively, which included dividend payments of $203,769 and $172,555, respectively.

Contractual Obligations
We have entered into certain contracts under which we have material future commitments. On March 31, 2019, we entered into the Former Investment Advisory Agreement with PFIM in accordance with the 1940 Act, which terminated on April 20, 2021. The Investment Advisory Agreement became effective upon consummation of the Merger. On April 20, 2021, we entered into the Investment Advisory Agreement with the Adviser in accordance with the 1940 Act. The Adviser serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under the Investment Advisory Agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) income and capital gains incentive fees based on our performance. See "Overview."
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of September 30, 2021, we were in compliance with the applicable covenants.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 8, 2021 and notes the following:

Issuance of Common Stock
For the period beginning October 1, 2021 and ending November 8, 2021, the Company issued 14,288 shares pursuant to its distribution reinvestment plan in the amount of $118,306.
                                                                                        Repurchase Offer

On September 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,121. The tender offer was for cash at a price equal to the net asset value per share as of October 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on October 20, 2021 and a total of 218,954 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,287 shares validly tendered and not withdrawn at a price equal to $8.24 per share for an aggregate purchase price of approximately $200,121.

First Amended and Restated Investment Advisory Agreement

On November 5, 2021, we entered into the First Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with Prospect Capital Management L.P., our investment adviser (“PCM”), which amended and restated the Investment Advisory Agreement, dated April 20, 2021, with PCM to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to PCM thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”). The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and will become effective on January 1, 2022. Until such time, the advisory fees payable to PCM will be as set forth in the Investment Advisory Agreement.

For additional information regarding the Amended and Restated Advisory Agreement, please refer to Part II, Item 5 of this quarterly report on Form 10-Q.

The foregoing description of the Amended and Restated Advisory Agreement is a summary only and is qualified in its entirety by reference to the full text of the Amended and Restated Advisory Agreement, which is attached to this quarterly report on Form 10-Q as Exhibit 10.1.

Distributions

On November 5, 2021, the board of directors declared distributions for the months of December 2021, January 2022 and February 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have weekly record dates as of the close of business of each week in December 2021, January 2022 and February 2022 and equal a weekly amount of $0.01109 per share of common stock. The distributions will be payable monthly to stockholders of record as of the weekly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
December 3, 10, 17, 24 and 31, 2021	January 7, 2022	0.05545
January 7, 14, 21, and 28, 2022	February 4, 2022	0.04436
February 4, 11, 18, and 25, 2022	Match 4, 2022	0.04436

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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2021 and 2020, allocation of overhead from the Administrator to the Company was $169,197 and $224,993, respectively. As of September 30, 2021 and June 30, 2021, $173,823 and $378,320, respectively, was payable to the Administrator by the Company.

Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2021 and 2020, PRIS incurred $14,017 and $13,138, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of September 30, 2021 and June 30, 2021, $13,400 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2021. The officers do not receive any direct compensation from the Company.

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
For the three months ended September 30, 2021 and 2020, the Dealer Manager incurred offering expenses of $0. As of September 30, 2021 and June 30, 2021, the Company owes the Dealer Manager $9,455, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $993 as of September 30, 2021 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. On and effective April 20, 2021, the Company entered into a new expense limitation agreement with the Adviser, which was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022, as discussed below (such new expenses limitation agreement as amended and restated, the "New ELA"). Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the New ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the New ELA through June 30, 2022. The Former ELA did not contain this guaranteed waiver. Other than this guaranteed waiver, the terms and conditions of the New ELA are substantially similar to those of the Former ELA. See “Expense Limitation Agreement” below.

Expense Limitation Agreement

Former Expense Limitation Agreement with PFIM
Concurrently with the closing of the Merger, we entered into the Former ELA with PFIM. On and effective February 17, 2021, the Former ELA was terminated in accordance with its terms.
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual

Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. PFIM did not waive fees pursuant to the Former ELA for the three months ended September 30, 2021. During the three months ended September 30, 2020, pursuant to the Former ELA our Adviser waived its base management fees of $183,386.
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

Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into the new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022, as discussed below. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $182,198 for the three months ended September 30, 2021.
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
The Investment Advisory Agreement replaces the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The New Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. The Investment Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. Please refer to "Recent Developments" for additional information.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Critical Accounting Policies
For discussion of critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2021.
Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, refer to Note 2 within the accompanying notes to the consolidated financial statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risks Relating to Our Business - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” in our Quarterly Report on Form 10-Q.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of September 30, 2021, 97% (based on fair value) of our investments paid variable interest rates and 3% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $21,000,000 as of September 30, 2021.

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
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2021:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$778,400	$630,000	$148,400
Up 200 basis points	$470,627	$420,000	$50,627
Up 100 basis points	$162,854	$210,000	$(47,146)
Down 100 basis points	$(10,709)	$(27,327)	$16,618

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

In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to our Annual Report on Form 10-K for the year ended June 30, 2021

Item 4: Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2021.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, if any, and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021 which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 6, 2021	July 2, 9, 16, 23, and 30, 2021	9,247	$8.33
September 3, 2021	August 6, 13, 20, and 27, 2021	7,320	$8.33
October 1, 2021	September 3, 10, 17, and 24, 2021	6,332	$8.33

On September 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $200,121. The tender offer was for cash at a price equal to the net asset value per share as of October 22, 2021. The offer expired at 4:00 P.M., Eastern Time, on October 20, 2021 and a total of 218,954 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 24,287 shares validly tendered and not withdrawn at a price equal to $8.24 per share for an aggregate purchase price of approximately $200,121.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

First Amended and Restated Investment Advisory Agreement

On November 5, 2021, the Company entered into the First Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with Prospect Capital Management L.P., the Company’s investment adviser (“PCM”), which amended and restated the Company’s Investment Advisory Agreement, dated April 20, 2021 (the “Original Advisory Agreement”), with PCM to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to PCM thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). The Amended and Restated Advisory Agreement was unanimously approved by Company’s Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and will become effective on January 1, 2022. Until such time, the advisory fees payable to PCM will be as set forth in the Original Advisory Agreement.

Upon effectiveness of the Amended and Restated Advisory Agreement on January 1, 2022, the Company will pay PCM the following advisory fees, which consist of two components – a base management fee and an incentive fee.

Base Management Fee. Until the Listing Anniversary, the base management fee will be calculated at an annual rate of 1.2% (0.3% quarterly) of the Company’s average total assets, which includes any borrowings for investment purposes. Commencing with the base management fee calculation that first occurs following the Listing Anniversary, the base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly) of the Company’s average total assets, which includes any borrowings for investment purposes. The base management fee will be payable quarterly in arrears, and will be calculated based on the average value of the Company’s total assets at the end of the two most recently completed calendar quarters, and will be appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. At PCM’s option, the base management fee for any period may be deferred, without interest thereon, and paid to PCM at any time subsequent to any such deferral as PCM determines.

Incentive Fee. Prior to the Listing Anniversary, PCM will not be entitled to any incentive fee. Commencing with the first calendar quarter following the Listing Anniversary, PCM will be entitled to receive the same incentive fee set forth in the Original Advisory Agreement, which consists of two parts: (1) a subordinated incentive fee on income and (2) a capital gains incentive fee. For a description of the incentive fee and its parts, please refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Advisory fees” in this quarterly report on Form 10-Q and the Original Advisory Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021.

The foregoing description of the Amended and Restated Advisory Agreement is a summary only and is qualified in its entirety by reference to the full text of the Amended and Restated Advisory Agreement, which is attached to this quarterly report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

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
3.6     Second Amended and Restated Bylaws(6)
10.1    First Amended and Restated Investment Advisory Agreement, by and between Prospect Flexible Income Fund, Inc.
and Prospect Capital Management L.P.*
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)