Form 10-Q
period 2021-12-31
Prospect Sustainable Income Fund, Inc.
filed 2022-02-08
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
PROSPECT SUSTAINABLE INCOME FUND, INC.
(Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, 42nd Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 448-0702
Prospect Flexible Income Fund, Inc.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 7, 2022 was 2,372,865.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
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
•the impact of changes in the London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of December 31, 2021 and in the future and the new use of the Secured Overnight Financing Rate ("SOFR") on our operating results;
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Financial Statements

Assets	December 31, 2021	June 30, 2021
Investments at fair value:	(unaudited)	(audited)
Non-control/non-affiliate investments (amortized cost of $38,328,865 and $38,086,490, respectively)	$37,672,621	$37,842,310
Total investments	37,672,621	37,842,310
Cash	4,707,874	3,139,929
Deferred financing costs (Note 10)	433,741	463,376
Prepaid expenses and other assets	237,176	386,196
Interest receivable	135,896	68,750
Receivable for repayments of portfolio investments	3,125	9,590
Total Assets	$43,190,433	$41,910,151

Liabilities
Revolving Credit Facility (Note 10)	$21,000,000	$21,000,000
Payable for investments purchased	2,000,000	—
Due to Administrator (Note 4)	327,709	378,320
Accrued audit fees	157,147	160,000
Distributions payable	132,137	124,046
Accrued expenses	50,272	91,871
Interest payable	55,974	54,451
Accrued legal fees	43,495	72,185
Due to Affiliates (Note 4)	13,990	37,248
Due to PFIM (Note 4)	—	44,223
Total Liabilities	$23,780,724	$21,962,344
Commitments and Contingencies (Note 9)	—	—
Net Assets	$19,409,709	$19,947,807

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,382,101 and 2,386,057 shares issued and outstanding, respectively) (Note 3)	$2,383	$2,386
Paid-in capital in excess of par (Note 3)	24,188,615	25,000,327
Total distributable earnings (loss) (Note 6)	(4,781,289)	(5,054,906)
Net Assets	$19,409,709	$19,947,807
Net Asset Value Per Share (Note 11)	$8.15	$8.36

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Investment Income
Interest income from non-control/non-affiliate investments	$552,003	$548,536	$1,297,396	$1,114,461
Interest income from structured credit securities	207,776	322,559	457,927	604,679
Total Investment Income	759,779	871,095	1,755,323	1,719,140

Operating Expenses
Base management fees (Note 4)	184,999	184,345	367,197	367,731
Administrator Costs (Note 4)	153,885	249,280	323,082	474,273
Interest expense and credit facility expenses (Note 10)	141,686	144,803	284,071	291,451
Audit and tax expense	80,147	144,050	164,225	216,850
Transfer agent’s fees and expenses	41,168	37,441	84,814	72,455
Insurance expense	43,104	43,104	86,317	86,208
Valuation services	751	30,488	34,617	63,116
General and administrative	1,646	44,233	25,778	85,456
Amortization of offering costs	45,366	128,585	50,673	276,328
Legal expense	34,835	68,269	37,981	140,686
Total Operating Expenses	727,587	1,074,598	1,458,755	2,074,554
Expense limitation payment (Note 4)	(184,999)	—	(367,197)	(183,386)
Total Net Operating Expenses	542,588	1,074,598	1,091,558	1,891,168
Net Investment Income (Loss)	217,191	(203,503)	663,765	(172,028)

Net Realized and Net Change in Unrealized (Losses) Gains on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	—	—	11,050
Net realized gains (losses)	—	—	—	11,050
Net change in unrealized (losses) gains:
Affiliate investments	—	127,086	—	208,012
Non-control/non-affiliate investments	(113,341)	1,088,250	(412,064)	1,471,907
Net change in unrealized (losses) gains	(113,341)	1,215,336	(412,064)	1,679,919
Net Realized and Net Change in Unrealized (Losses) Gains on Investments	(113,341)	1,215,336	(412,064)	1,690,969
Net Increase (Decrease) in Net Assets Resulting from Operations	$103,850	$1,011,833	$251,701	$1,518,941
Net increase (decrease) in net assets resulting from operations per share (Note 11)(1)	$0.04	$0.42	$0.11	$0.64
Distributions declared per share	$0.16	$0.17	$0.32	$0.31

(1) For the three months ended December 31, 2021 and 2020, the weighted average common shares outstanding were 2,383,928 and 2,385,301, respectively.For the six months ended December 31, 2021 and 2020, the weighted average common shares outstanding were 2,384,784 and 2,373,291, respectively.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended December 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2021	2,385,760	$2,386	$24,816,684	$(5,110,845)	$19,708,225
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	217,191	217,191
Net change in unrealized (losses) gains on investments	—	—	—	(113,341)	(113,341)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(93,141)	(93,141)
Return of capital distributions	—	—	(279,645)	—	(279,645)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	20,627	21	170,520	—	170,541
Repurchase of common shares (Note 3)	(24,286)	(24)	(200,097)	—	(200,121)
Tax Reclassification of Net Assets (Note 6)	—	—	(318,847)	318,847	—
Total Increase (Decrease) for the three months ended December 31, 2021	(3,659)	(3)	(628,069)	329,556	(298,516)
Balance as of December 31, 2021	2,382,101	$2,383	$24,188,615	$(4,781,289)	$19,409,709

	Common Stock
For the Three Months Ended December 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of September 30, 2020	2,384,793	$2,385	$26,970,191	$(7,088,874)	$19,883,702
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	(203,503)	(203,503)
Net change in unrealized gains (losses) on investments	—	—	—	1,215,336	1,215,336
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	49,157	49,157
Return of capital distributions	—	—	(438,000)	—	(438,000)
Capital Transactions
Shares issued	3,318	3	29,997	—	30,000
Commissions and fees on shares sold	—	—	(1,803)	—	(1,803)
Shares issued through reinvestment of distributions	23,548	24	200,333	—	200,357
Repurchase of common shares	(26,986)	(27)	(229,086)	—	(229,113)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,507)	579,507	—
Total Increase (Decrease) for the three months ended December 31, 2020	(120)	—	(1,018,066)	1,640,497	622,431
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133
(1) Certain reclassifications have been made in the presentation of prior year or quarter amounts to conform to the presentation for the current fiscal year or quarter. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Six Months Ended December 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021	2,386,057	$2,386	$25,000,327	$(5,054,906)	$19,947,807
Net increase in net assets resulting from operations
Net investment income (loss)	—	—	—	663,765	663,765
Net change in unrealized (losses) gains on investments	—	—	—	(412,064)	(412,064)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(296,931)	(296,931)
Return of capital distributions	—	—	(462,038)	—	(462,038)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	44,411	45	369,841	—	369,886
Repurchase of common shares (Note 3)	(48,367)	(48)	(400,668)	—	(400,716)
Tax Reclassification of Net Assets (Note 6)	—	—	(318,847)	318,847	—
Total Increase (Decrease) for the six months ended December 31, 2021	(3,956)	(3)	(811,712)	273,617	(538,098)
Balance as of December 31, 2021	2,382,101	$2,383	$24,188,615	$(4,781,289)	$19,409,709

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Six Months Ended December 31, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400
Net decrease in net assets resulting from operations
Net investment income (loss)	—	—	—	(172,028)	(172,028)
Net realized gains (losses) on investments	—	—	—	11,050	11,050
Net change in unrealized gains (losses) on investments	—	—	—	1,679,919	1,679,919
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	30,720	30,720
Return of capital distributions	—	—	(789,166)	—	(789,166)
Capital Transactions
Shares issued	31,133	31	280,969	—	281,000
Commissions and fees on shares sold	—	—	(16,862)	—	(16,862)
Shares issued through reinvestment of distributions	46,301	47	389,654	—	389,701
Repurchase of common shares	(55,772)	(56)	(466,545)	—	(466,601)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,869)	579,869	—
Total Increase (Decrease) for the six months ended December 31, 2020	21,662	22	(1,181,819)	2,129,530	947,733
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$251,701	$1,518,941
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	50,673	276,328
Purchases of investments	(10,236,250)	(1,274,290)
Repayments and sales of portfolio investments	10,114,598	1,105,458
Net change in unrealized (gains) losses on investments	412,064	(1,679,919)
Net realized losses (gains) on investments	—	(11,050)
Accretion of purchase discount on investments, net	(120,338)	(211,784)
Amortization of deferred financing costs	29,635	29,635
Payment-in-kind interest	(385)	(15,155)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	—	381,075
Receivable for repayments of portfolio investments	6,465	(48,519)
Interest receivable	(67,146)	(62,014)
Deferred offering costs (Note 4)	(50,673)	(185,637)
Prepaid expenses and other assets	149,020	28,152
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(44,223)	184,345
Accrued expenses	(41,599)	65,171
Accrued legal fees	(28,690)	43,579
Accrued audit fees	(2,853)	(64,550)
Due to Administrator (Note 4)	(50,611)	126,624
Payable for investments purchased	2,000,000	(690,000)
Due to Affiliates (Note 4)	(23,258)	10,887
Interest payable	1,523	(2,221)
Net cash provided by (used in) operating activities	2,349,653	(474,944)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	—	281,000
Commissions and fees on shares issued	—	(16,862)
Distributions paid to stockholders	(380,992)	(359,815)
Repurchase of common shares	(400,716)	(466,601)
Net cash (used in) provided by financing activities	(781,708)	(562,278)
Net increase (decrease) in cash	1,567,945	(1,037,222)
Cash at beginning of period	3,139,929	3,602,662
Cash at end of period	$4,707,874	$2,565,440
Supplemental disclosures:
Cash paid for interest	$252,913	$264,038
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$369,885	$389,701
See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2021
(unaudited)

						December 31, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.10%)	—	3/18/2027	$738,872	$737,836	$738,872	3.81%
CareerBuilder (i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	934,004	811,765	4.18%
DRI Holding Inc (i)	Media: Broadcasting & Subscription	12/16/2021	3ML+5.25% (5.75%)	0.50	12/21/2028	2,000,000	2,000,000	2,000,000	10.30%
Excelitas Technologies Corporation(i)	High Tech Industries	7/21/2021	3ML+3.50% (4.50%)	1.00	12/2/2024	497,409	497,409	497,409	2.56%
First Brands, LLC (f/k/a Trico Group, LLC(i)	Automotive	3/24/2021	1ML+5.00% (6.00%)	1.00	3/30/2027	1,240,625	1,229,695	1,240,606	6.39%
Global Tel*Link Corporation (i)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.35%)	—	11/28/2025	1,944,395	1,904,162	1,944,381	10.02%
Keystone Acquisition Corp. (i)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,044,710	2,029,339	2,044,710	10.53%
McAfee LLC (i)	High Tech Industries	9/17/2017	1ML+3.75% (3.85%)	—	9/30/2024	183,591	182,333	183,969	0.95%
The Octave Music Group, Inc.(f)(i)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%) plus 0.75% PIK	1.00	5/29/2025	579,934	575,045	579,934	2.99%
Pet Vet, Inc.(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+4.25% (4.25%)	0.75	2/15/2025	1,496,173	1,492,516	1,497,857	7.72%
Quidditch Acquisition, Inc. (i)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (8.00%)	1.00	3/21/2025	481,250	475,750	474,936	2.45%
RC Buyer, Inc. (i)(o)	Consumer goods: Durable	7/27/2021	3M + 3.50% (4.25)	0.75	7/28/2028	1,995,000	1,990,290	1,995,000	10.28%
Research Now Group, Inc. & Survey Sampling International LLC (i)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,950,488	1,950,488	1,950,488	10.05%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1M + 4.75% (5.50)	0.75	6/1/2028	995,000	985,797	995,000	5.13%
Rocket Software, Inc. (i)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.35%)	—	11/28/2025	2,044,322	2,032,159	2,036,022	10.49%
Securus Technologies Holdings, Inc. (i)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.50%)	1.00	11/1/2024	1,949,239	1,848,883	1,932,400	9.95%
Shutterfly, Inc.(i)	Media: Diversified and Production	7/1/2021	3ML+5.00% (5.75%)	0.75	9/25/2026	1,980,000	1,970,794	1,976,488	10.18%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (6.25%)	0.75	3/17/2026	1,841,910	1,825,011	1,841,889	9.49%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (5.13%)	—	4/16/2026	1,959,799	1,941,741	1,906,444	9.82%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1ML+4.25% (4.35%)	—	11/20/2026	1,243,750	1,243,750	1,243,750	6.41%
Wellpath Holdings, LLC (formally known as Correct Care Solutions Group Holdings, LLC) (i)(k)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (5.63%)	—	10/1/2025	2,044,182	2,015,306	2,044,182	10.53%
Total Senior Secured Loans-First Lien							$29,862,308	$29,936,102	154.23%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$12,786	$10,704	$12,467	0.07%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	495,768	501,250	2.58%
Total Senior Secured Loans-Second Lien							$506,472	$513,717	2.65%

Senior Secured Notes (j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,942	$1,009,159	5.20%
Total Senior Secured Notes							$1,004,942	$1,009,159	5.20%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	19.43%	N/A	10/20/2030	$250,000	$158,134	$162,096	0.84%
Apidos CLO XXVI	Structured Finance	7/25/2019	15.73%	N/A	7/18/2029	250,000	187,835	195,788	1.01%
California CLO IX, Ltd.	Structured Finance	12/13/2019	25.08%	N/A	7/16/2032	500,000	231,686	247,434	1.28%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	11.49%	N/A	7/15/2030	250,000	188,149	161,719	0.83%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	9.46%	N/A	1/22/2030	500,000	460,123	410,233	2.11%

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2021
(unaudited)

						December 31, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	15.88%	N/A	7/24/2030	250,000	180,270	130,873	0.67%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	4.28%	N/A	10/29/2029	$250,000	$187,833	$156,018	0.80%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	10.16%	N/A	4/22/2030	250,000	162,746	172,169	0.89%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	12.71%	N/A	10/22/2030	250,000	185,579	153,472	0.79%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	8.74%	N/A	7/16/2029	850,000	512,253	422,235	2.18%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	16.52%	N/A	7/19/2030	500,000	295,697	285,125	1.47%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	14.28%	N/A	2/14/2031	387,538	241,342	189,328	0.98%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	12.76%	N/A	3/17/2030	475,000	420,254	375,347	1.93%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	27.46%	N/A	7/20/2030	250,000	163,407	165,814	0.85%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	20.81%	N/A	4/15/2031	500,000	397,100	374,437	1.93%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	20.79%	N/A	10/21/2030	250,000	193,249	209,044	1.08%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	163,188	66,916	0.34%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	12.09%	N/A	1/26/2031	1,500,000	816,738	679,906	3.50%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	19.86%	N/A	10/23/2031	150,000	60,806	50,681	0.26%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	11.65%	N/A	1/21/2031	250,000	219,862	195,261	1.01%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	3.26%	N/A	7/22/2030	325,000	240,846	182,680	0.94%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	16.93%	N/A	10/15/2031	250,000	212,753	193,479	1.00%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	9.30%	N/A	10/15/2030	278,312	188,745	151,415	0.78%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	13.49%	N/A	1/21/2031	250,000	205,437	200,173	1.03%
Total Structured Subordinated Notes							$6,274,032	$5,531,643	28.50%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$682,000	3.51%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$682,000	3.51%

Total Portfolio Investments							$38,328,865	$37,672,621	194.09%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2021, 15% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at December 31, 2021 and June 30, 2021 were $30,437,532 and $30,361,804, respectively, representing 81% and 80% of our total investments, respectively.
(h) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(i)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2021
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
(k)     Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Amerilife Holdings, LLC	Senior Secured Loans-First Lien	11/2/2020	85,227
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Global Tel*Link Corporation	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Keystone Acquisition Corp.	Senior Secured Loans-First Lien	4/23/2019, 8/2/2019	1,576,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Securus Technologies Holdings, Inc.	Senior Secured Loans-First Lien	8/2/2019	908,750
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc. (formally known as Correct Care Solutions Group Holdings, LLC)	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
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
(o)     Investment industry has been updated from "High Tech Industries" to "Consumer Goods: Durable" to better classify the industry.

See notes to consolidated financial statements.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
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

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented. See "Note 14 - Subsequent Events" for information regarding the Company's subsequent name change.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021 held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. See “Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement” for additional information.
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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2021.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2021 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 84.93% and 83.77%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. During the three months and six months ended December 31, 2021, the Company did not have any loans on non-accrual status. During the three months and six months ended December 31, 2020, the Company had two loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security, using the effective interest method. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to applicable investment parties are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021 behalf. As of December 31, 2021 and June 30, 2021, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2021 and 2020, PIK interest included in interest income totaled $193 and $7,647, respectively. For the six months ended December 31, 2021 and 2020, PIK interest included in interest income totaled $385 and $15,155, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of December 31, 2021 and June 30, 2021, there were no issued convertible securities. (See Note 11 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2021, the Company does not expect to have any excise tax due for the 2021 calendar year. Thus, the Company has not accrued any excise tax for this period.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2021, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and six months ended December 31, 2021.

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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and six months ended December 31, 2021:

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	20,627	170,541	44,411	369,886
Repurchase of common shares	(24,286)	(200,121)	(48,367)	(400,716)
Net increase/(decrease) from capital transactions	(3,659)	$(29,580)	(3,956)	$(30,830)
Below is a summary of transactions with respect to shares of common stock of FLEX during the three months and six months ended December 31, 2020:

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

	Three Months Ended December 31, 2020		Six Months Ended December 31, 2020
	FLEX Class A Common Shares		FLEX Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	3,318	$30,000	31,133	$281,000
Shares issued through reinvestment of distributions	23,548	200,357	46,301	389,701
Repurchase of common shares	(26,986)	(229,113)	(55,772)	(466,601)
Net increase/(decrease) from capital transactions	(120)	$1,244	21,662	$204,100
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three months and six months ended December 31, 2021 and 2020. On and effective February 19, 2021, the Company terminated the Offering.
The respective net (decrease) increase from capital transactions during the three months and six months ended December 31, 2021 and 2020 also includes reinvested stockholder distributions as noted in the tables above.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

In connection with each tender offer that was part of the Special Repurchase Offer, we provided notice to all Eligible Stockholders describing the terms of the Special Repurchase Offer and other information such Eligible Stockholders should consider in deciding whether to tender their shares to us in the Special Repurchase Offer. These documents are available on our website at www.prospectsustainablebdc.com. Each Eligible Stockholder had not less than 20 business days from the date of that notice to elect to tender their shares back to us.

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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended December 31, 2021
December 31, 2021	November 4, 2021	24,287	11%	$8.24	$200,121
Total for the three months ended December 31, 2021		24,287			$200,121

Six months ended December 31, 2021
December 31, 2021	November 4, 2021	24,287	11%	$8.24	$200,121
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
Total for the six months ended December 31, 2021		48,368			$400,716

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

(1) Subsequent to the Merger on March 31, 2019, FLEX Class A common shares were tendered in a Special Repurchase Offer.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $153,885 and $249,280, respectively. For the six months ended December 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $323,082 and $474,273, respectively. As of December 31, 2021 and June 30, 2021, $327,709 and $378,320, respectively, was payable to the Administrator by the Company.
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

The Investment Advisory Agreement replaced the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM.

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

Each of these investment advisory agreements is further discussed below.

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
During the three months and six months ended December 31, 2021, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was and 184,345 and $367,731 during the three months and six months ended December 31, 2020, respectively. During three months ended December 31, 2020, the total base management fee was not

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021 waived by PFIM. During the six months ended December 31, 2020, the base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of December 31, 2021, the total base management fee due to PFIM was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
There were no incentive fees payable as of December 31, 2021 or June 30, 2021. During the three months and six months ended December 31, 2021 and 2020, there were no incentive fees incurred.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See "First Amended and Restated Advisory Agreement" below for additional information.
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
During the three months and six months ended December 31, 2020, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $184,999 and $367,197 during the three months and six months ended December 31, 2021, respectively. During the three months and six months ended December 31, 2021, the base management fee of $184,999 and $367,197 were waived by the Adviser. As of December 31, 2021, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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
There were no incentive fees payable as of December 31, 2021 or June 30, 2021. During the three months and six months ended December 31, 2021 and 2020, there were no incentive fees incurred.

First Amended and Restated Investment Advisory Agreement

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee from an annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly) and eliminate the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. As such, until the Listing Anniversary, the base management fee will be calculated at an annual rate of 1.20% (0.30% quarterly) and the Adviser will not be entitled to any incentive fee. Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly), commencing with the first base management fee calculation that occurs after such anniversary, and (2) the Adviser will be entitled to receive the same incentive fee, including the subordinated incentive fee on income and the capital gains incentive fee, as set forth in the Investment Advisory Agreement and discussed above, commencing with the first calendar quarter after such anniversary. The Amended and Restated Advisory Agreement became effective on January 1, 2022. Until such effect date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. See “Investment Advisory Agreement” above.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2021 and 2020, PRIS incurred $13,400 and $13,138, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2021 and 2020, PRIS incurred $27,417 and $26,277, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, $13,990 and $26,800,

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021 respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2021 and 2020, PSEC incurred $0 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the six months ended December 31, 2021 and 2020, PSEC incurred $0 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and six months ended December 31, 2021. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three months and six months ended December 31, 2020 as a part of the Former ELA, PFIM waived its base management fees of $0 and $183,386, respectively. During the three months and six months ended December 31, 2021, there were no base management fees incurred by PFIM.
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $184,999 and $367,197 for the three months and six months ended December 31, 2021, respectively.

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	$184,999	3.00%	7.10%	December 31, 2024
Total	$511,270		$511,270

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
For the three months and six months ended December 31, 2021, TPS incurred offering expenses of $0. For the three months and six months ended December 31, 2020, TPS incurred offering expenses of $16,937. As of December 31, 2021 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of December 31, 2021 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

NOTE 5 - DISTRIBUTIONS
As of December 31, 2021 and June 30, 2021, distributions payable is $132,137 and $124,046, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended December 31, 2021 and 2020:

	Distributions
For the Six Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
December 31, 2021
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	$0.05204	$123,740
September 3, 10, 17, and 24, 2021	$0.04488	$107,115
October 1, 8, 15, 22, and 29, 2021	$0.05610	$133,979
November 5, 12, 19, and 26, 2021	$0.04488	$106,670
December 3, 10, 17, 24 and 31, 2021	$0.05545	$132,137
Total for the Six Months Ended December 31, 2021		$758,969

	Distributions
For the Six Months Ended	FLEX Class A Common Shares, per share	FLEX Class A Common Shares, Amount Distributed
December 31, 2020
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	$0.05048	$120,377
Total for the Six Months Ended December 31, 2020		$758,446

The following FLEX distributions were previously declared and have record dates subsequent to December 31, 2021:

Record Date	Payment date	FLEX Class A Common Shares, per share
January 7, 14, 21, and 28, 2022	February 4, 2022	$0.04436
February 4, 11, 18, and 25, 2022	March 4, 2022	$0.04436
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
During the three months and six months ended December 31, 2021 and 2020 the Company's officers and directors did not purchase any shares of our stock.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
NOTE 6 - INCOME TAXES

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or combination thereof.

The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2021 and 2020 were as follows:

	Tax Year Ended
	December 31, 2021(1)		December 31, 2020
Ordinary income	$647,336		$315,994
Return of capital	926,844		1,232,806
Total distributions paid to stockholders	$1,574,180	(2)	$1,548,800	(3)
(1)     Final determination of tax character will not be final until we file our return for the tax year ended December 31, 2021.
(2)    For the tax year ended December 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV. For the tax year ended December 31, 2021, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and will be reported on the 2022 Form 1099-DIV.
(3)    For the tax year ended December 31, 2020, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and will be reported on the 2021 Form 1099-DIV..

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 69.34% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. We also generate income that may be beneficial to shareholders that face interest expense limitations. Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2021 calendar year 48.94% of our taxable ordinary dividends as of December 31, 2021 qualified as section 163(j) interest dividends. These percentages are based on the best estimates available at the time of this filing. The final percentages will be determined with the filing of Form 1099-DIV.

For the tax year ended December 31, 2021, the tax character of distributions paid to stockholders through December 31, 2021 is expected to be ordinary income and return of capital, however due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income, capital gains, and return of capital will not be made until we file out tax return for the tax year ended December 31, 2021.

The Company's cost basis of investments as of December 31, 2021 for tax purposes was $36,360,346, resulting in an estimated net unrealized gain of $1,312,275. The gross unrealized gains and losses of as December 31, 2021 were $1,806,136 and $493,861, respectively. The Company's cost basis of investments as of December 31, 2020 for tax purposes was $37,453,878, resulting in an estimated net unrealized gain of $1,296,565. The gross unrealized gains and losses of as December 31, 2020 were $1,863,817 and $567,253, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax year ended December 31, 2021 and December 31, 2020.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

	Tax Year Ended December 31, 2021		Tax Year Ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$483,361		$92,077
Net realized (gains) losses on investments	41,280		845,773
Net unrealized (gains) losses on investments	124,952		(744,114)
Other temporary book-to-tax differences	(359,826)		(935,070)
Permanent differences	318,847		579,507
Taxable income (loss) before deductions for distributions	$608,614	(4)	$(161,827)

(1)    Final determination of permanent difference will not be final until we file our return for the tax year ended December 31, 2021.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2021, we had capital loss carryforwards of $4,226,714 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For tax year ended December 31, 2020, we increased total distributable earnings (loss) by $579,507 and decreased additional paid in capital by $579,507. Subsequent to the filing of the Form 10-Q for the quarter ended December 31, 2020, updated tax information was received and we increased total distributable earnings (loss) by an additional $192,547 and decreased additional paid in capital by an additional $192,547 for the fiscal year ended June 30, 2021. For the year ended December 31, 2021, we increased total distributable earnings (loss) by $318,847 and decreased additional paid in capital by $318,847. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2021 are being recorded in the fiscal year ending June 30, 2022 and the reclassifications for the taxable year ended December 31, 2020 were recorded in the fiscal year ended June 30, 2021. The reclassifications, if any, for the taxable year ended December 31, 2021 will be recorded in the fiscal year ending June 30, 2022 once we file our tax return for the tax year ended December 31, 2021.

NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $4,501,443 and $47,421 during the three months ended December 31, 2021 and 2020, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $10,236,635 and $1,289,445 during the six months ended December 31, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $4,597,426 and $414,073 were received during the three months ended December 31, 2021 and 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $10,114,598 and $1,105,458 were received during the six months ended December 31, 2021 and 2020, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021 and June 30, 2021:

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

	December 31, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,862,308	$29,936,102	79%
Senior Secured Loans-Second Lien	506,472	513,717	1%
Senior Secured Notes	1,004,942	1,009,159	3%
Structured Subordinated Notes	6,274,032	5,531,643	15%
Equity/Other	681,111	682,000	2%
Total Portfolio Investments	$38,328,865	$37,672,621	100%

	June 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,448	495,856	1%
Senior Secured Notes	973,876	951,073	3%
Structured Subordinated Notes	6,459,535	5,626,202	15%
Equity/Other	681,111	893,000	2%
Total Portfolio Investments	$38,086,490	$37,842,310	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021 and June 30, 2021:

	December 31, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$6,268,749	17%
Structured Finance	5,531,643	15%
Services: Consumer	3,897,404	10%
Telecommunications	3,876,781	10%
High Tech Industries	2,717,400	7%
Consumer goods: Durable	2,574,934	7%
Media: Broadcasting & Subscription	2,000,000	6%
Media: Diversified and Production	1,976,488	5%
Services: Business	1,950,488	5%
Wholesale	1,906,444	5%
Automotive	1,240,606	3%
Financial	1,009,159	3%
Consumer goods: Non-Durable	995,000	3%
Banking, Finance, Insurance & Real Estate	738,872	2%
Media: Advertising, Printing & Publishing	501,250	1%
Beverage, Food & Tobacco	474,936	1%
Retail	12,467	0%
Total	$37,672,621	100%

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,562,905	17%
Structured Finance	5,626,202	15%
Healthcare & Pharmaceuticals	5,003,106	13%
Telecommunications	3,855,595	10%
High Tech Industries	2,235,256	6%
Services: Business	1,960,647	5%
Media: Broadcasting & Subscription	1,960,000	5%
Wholesale	1,930,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,470,870	4%
Automotive	1,246,875	4%
Consumer goods: Non-Durable	1,003,440	3%
Financial	951,073	3%
Banking, Finance, Insurance & Real Estate	742,613	2%
Consumer goods: Durable	717,672	2%
Media: Advertising, Printing & Publishing	485,625	1%
Beverage, Food & Tobacco	477,856	1%
Retail	10,231	0%
Total	$37,842,310	100%

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2021 and June 30, 2021, respectively:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$1,906,444	$28,029,658	$29,936,102
Senior Secured Loans-Second Lien	—	—	513,717	513,717
Senior Secured Notes	—	1,009,159	—	1,009,159
Structured Subordinated Notes	—	—	5,531,643	5,531,643
Equity/Other	—	—	682,000	682,000
Total Portfolio Investments	$—	$2,915,603	$34,757,018	$37,672,621

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,771,040	$23,105,139	$29,876,179
Senior Secured Loans-Second Lien	—	—	495,856	495,856
Senior Secured Notes	—	—	951,073	951,073
Structured Subordinated Notes	—	—	5,626,202	5,626,202
Equity/Other	—	—	893,000	893,000
Total Portfolio Investments	$—	$6,771,040	$31,071,270	$37,842,310

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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
During the six months ended December 31, 2021, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) changed to incorporate the yield method and quoted prices instead of only utilizing the yield method. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Rising Tide decreased to $995,000 as of December 31, 2021, a premium of $9,203 from its amortized cost, compared to the $13,365 unrealized appreciation recorded at June 30, 2021.
The Amerilife Holdings, LLC, McAfee, LLC, Rising Tide Holdings, Inc., Rocket Software, Inc. and Shutterfly, Inc. investments were transferred into Level 3 due to decreased observability of the inputs during the quarter ended December 31, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
As of December 31, 2021 and June 30, 2021, there were no loans on non-accrual status.

Impact of the novel coronavirus (“COVID-19”) pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States. COVID-19 had a devastating impact on the global economy, including the U.S. economy, and resulted in a global economic recession. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, continue to experience, from time to time, surges in the reported number of cases and hospitalizations related to the COVID-19 pandemic. Increases in cases can and have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration (“FDA”) has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. Various factors could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a substantial economic downturn or recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged economic downturn or recession in the United States and other major markets.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of these financial statements, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after December 31, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of December 31, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021 over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at December 31, 2021 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after December 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the six months ended December 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(210,825)	16,836	22,804	90,941	(211,000)	(291,244)
Net realized and unrealized gains (losses) on investments	(210,825)	16,836	22,804	90,941	(211,000)	(291,244)
Purchases of investments	7,241,250	—	—	—	—	7,241,250
Payment-in-kind interest	—	385	—	—	—	385
Accretion (amortization) of purchase discount and premium, net	134,508	640	26,123	(185,500)	—	(24,229)
Repayments and sales of portfolio investments	(7,462,845)	—	(1,000,000)	—	—	(8,462,845)
Transfers into Level 3(1)	5,965,044	—	—	—	—	5,965,044
Transfers out of Level 3(1)	(742,613)	—	—	—	—	(742,613)
Fair Value at December 31, 2021	$28,029,658	$513,717	$—	$5,531,643	$682,000	$34,757,018

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(160,750)	$16,836	$22,804	$90,941	$(211,000)	$(241,169)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended December 31, 2021. Transfers into Level 3 were due to decreased observability of the inputs during the quarter ended December 31, 2021.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$5,198,739	$—	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	889,135	136,774	115,562	250,190	—	1,391,661
Net realized and unrealized gains (losses) on investments	889,135	147,824	115,562	250,190	—	1,402,711
Purchases of investments	1,274,290	—	—	—	—	1,274,290
Payment-in-kind interest	14,971	184	—	—	—	15,155
Accretion (amortization) of purchase discount and premium, net	74,291	1,588	9,018	124,929	—	209,826
Repayments and sales of portfolio investments	(624,652)	(446,250)	—	—	—	(1,070,902)
Transfers out of Level 3(1)	(4,159,604)	—	—	—	—	(4,159,604)
Fair Value at December 31, 2020	$26,121,992	$916,494	$935,847	$5,573,858	$—	$33,548,191

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$801,950	$139,582	$115,562	$250,190	$—	$1,307,284

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Transfers out of Level 3 were due to increased observability of the inputs during the quarter ended December 31, 2020.

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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021:

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$5,004,549	Market quotes	Indicative dealer quotes	81.92%-100.36%	97.12%
Senior Secured First Lien Debt	23,025,109	Discounted Cash Flow (Yield Analysis)	Market Yield	4.69%-7.97%	6.25%
Senior Secured Second Lien Debt	513,717	Market quotes	Indicative dealer quotes	95.00%-100.63%	100.18%
Equity/Other	682,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.50x	8.00x
Subordinated Structured Notes	5,531,643	Discounted Cash Flow	Discount Rate	0.21%- 32.32%(1)	18.76%(1)
	$34,757,018
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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2021:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$1,402,784	Market quotes	Indicative dealer quotes	94.85%-99.38%	96.57%
Senior Secured First Lien Debt	21,702,355	Discounted Cash Flow (Yield Analysis)	Market Yield	4.24%-7.64%	5.92%
Senior Secured Second Lien Debt	495,856	Market quotes	Indicative dealer quotes	80.00%-97.50%	96.82%
Senior Secured Notes	951,073	Discounted Cash Flow (Yield Analysis)	Market Yield	16.5%-19.5%	18%
Equity/Other	893,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.00x-8.50x	8.00x
Subordinated Structured Notes	5,626,202	Discounted Cash Flow	Discount Rate	3.94%- 35.20%(1)	23.77%(1)
	$31,071,270
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
For the three months and six months ended December 31, 2021 there were $20,000 of structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months and six months ended December 31, 2020 there were no structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months and six months ended December 31, 2021, there was accelerated original issue discounts due to repayments of $55,557 and $246,523, respectively included in interest income. For the three months and six months ended December 31, 2020, there were no accelerated original issue discounts due to repayments included in interest income. For the three months and six months ended December 31, 2021, there was early repayment income of $60,276 included in interest income. For the three months and six months ended December 31, 2020, there was no early repayment income included in interest income.

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
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

As of June 30, 2021, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2021. As of December 31, 2021, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of December 31, 2021, we were in compliance with the applicable covenants.
As of December 31, 2021 and June 30, 2021, we had $21,000,000 outstanding on our Credit Facility. As of December 31, 2021 and June 30, 2021, the investments used as collateral for the Credit Facility had an aggregate fair value of $30,437,352 and $30,361,804, respectively, which represents 81% and 80% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on the Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,000 and is categorized as Level 2 under ASC 820 as of December 31, 2021. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2021 and June 30, 2021, $433,741 and $463,376, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2021 and 2020, we recorded $141,686 and $144,803, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During During the six months ended December 31, 2021 and 2020, we recorded $284,071 and $291,451, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended December 31, 2021 and 2020,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.36% and 2.42%, respectively.

For the six months ended December 31, 2021 and 2020  the average stated interest rate (i.e., rate in effect plus the spread) was 2.34% and 2.44%, respectively. For the three months and six months ended December 31, 2021 and 2020, average outstanding borrowings for Credit Facility was $21,000,000.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three months and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Per Share Data(a):
Net asset value at beginning of period	8.26	8.34	8.36	8.28
Net investment (loss) income	0.09	(0.09)	0.28	(0.07)
Net realized and unrealized (losses) on investments	(0.05)	0.51	(0.17)	0.71
Net increase (decrease) in net assets resulting from operations	0.04	0.42	0.11	0.64
Distributions(b)
Return of capital distributions	(0.12)	(0.13)	(0.19)	(0.26)
Distributions from net investment income	(0.04)	(0.03)	(0.12)	(0.06)
Total Distributions	(0.16)	(0.16)	(0.31)	(0.32)
Other (c)	0.01	—	(0.01)	—
Net asset value at end of period	$8.15	$8.60	$8.15	$8.60
Total return based on net asset value (d)	0.52%	5.12%	1.27%	7.88%

Supplemental Data:
Net assets at end of period	$19,409,709	$20,506,133	$19,409,709	$20,506,133
Average net assets	$19,558,967	$20,194,918	$19,688,581	$19,982,746
Average shares outstanding	2,383,928	2,385,301	2,384,784	2,373,291
Ratio to average net assets:
Total annual expenses	14.88%	21.28%	14.82%	20.76%
Total annual expenses (after expense limitation agreement)	11.10%	21.28%	11.09%	18.93%
Net investment (loss) income	4.44%	(4.03)%	6.74%	(1.72)%

Portfolio Turnover	11.91%	0.10%	26.75%	2.93%

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2021 (audited):

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

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

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021
Information about our senior securities is shown in the following table since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2022:

	Investment Income		Net Investment Income (Loss)		Net Realized and Net Change in Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)

September 30, 2019	$748,644	$0.31	$150,724	$0.06	$(744,821)	$(0.31)	$(594,097)	$(0.25)
December 31, 2019	853,848	0.36	50,584	0.02	(347,245)	(0.15)	(296,661)	(0.13)
March 31, 2020	900,371	0.38	219,821	0.09	(2,566,076)	(1.09)	(2,346,255)	(1.00)
June 30, 2020	839,755	0.35	145,913	0.06	773,450	0.32	919,363	0.38

September 30, 2020	$848,045	$0.36	$31,475	$0.01	$475,633	$0.20	$507,108	$0.21
December 31, 2020	871,095	0.37	(203,503)	(0.09)	1,215,336	0.51	1,011,833	0.42
March 31, 2021	943,080	0.40	(59,179)	(0.02)	320,832	0.13	261,653	0.11
June 30, 2021	849,133	0.36	44,992	0.02	(74,998)	(0.03)	(30,007)	(0.01)

September 30, 2021	$995,544	$0.42	$446,574	$0.19	$(298,723)	$(0.13)	$147,851	$0.06
December 31, 2021	759,779	0.32	217,191	0.09	(113,341)	(0.05)	103,850	0.04

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
NOTE 13 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months and six months ended December 31, 2021 and 2020.

PROSPECT FLEXIBLE INCOME FUND, INC. (NOW KNOWN AS PROSPECT SUSTAINABLE INCOME FUND, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2021

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$103,850	$1,011,833	$251,701	$1,518,941
Weighted average common shares outstanding	2,383,928	2,385,301	2,384,784	2,373,291
Net increase (decrease) in net assets resulting from operations per share	$0.04	$0.42	$0.11	$0.64

NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2022 and ending February 8, 2022, the Company issued 14,225 shares pursuant to its distribution reinvestment plan in the amount of $116,514.
Name Change
Effective January 10, 2022, the Company changed its name (the "Name Change") to Prospect Sustainable Income Fund, Inc. in connection with its repositioning as an environmental, social and governance (“ESG”) focused fund, pursuant to which the Company will implement an investment strategy to incorporate certain ESG criteria, which is available on the Company's website at www.prospectsustainablebdc.com. To effectuate the Name Change, the Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.
Investment Activity
During the period beginning January 1, 2022 and ending February 8, 2022, the Company made 1 investments totaling $1,990,000.
Repurchase Offer

On December 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $190,747. The tender offer was for cash at a price equal to the net asset value per share as of January 24, 2022. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2022 and a total of 201,626 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,462 shares validly tendered and not withdrawn at a price equal to $8.13 per share for an aggregate purchase price of approximately $190,747.

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

Record Date	Payment Date	FLEX Class A Common Shares, per share
January 7, 14, 21, and 28, 2022	February 4, 2022	0.04436
February 4, 11, 18, and 25, 2022	March 4, 2022	0.04436

On February 7, 2022, the board of directors declared distributions for the months of March 2022, April 2022 and May 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of each month in March 2022, April 2022 and May 2022 and equal a weekly amount of $0.01094 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
March 25, 2022	April 1, 2022	0.04376
April 29, 2022	May 6, 2022	0.05470
May 27, 2022	June 3, 2022	0.04376

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

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented. See "Recent Developments" for information regarding our subsequent name change.

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

On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% commencing with the first base management fee calculation that occurs thereafter, and (2) the Adviser will be entitled to receive an incentive fee, if any, under the Amended and Restated Advisory Agreement commencing with the first calendar quarter thereafter. The Amended and Restated Advisory Agreement was unanimously approved by Company’s Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement.

For additional information regarding the Amended and Restated Advisory Agreement, please refer to “Investment Advisory Fees” below.

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

As of February 8, 2022, we have sold a total of 2,372,865 shares of common stock, including 334,408 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,710,271, including the reduction due to ($3,975,709) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended December 31, 2021, and subsequent to December 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

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
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and six months ended December 31, 2021, we purchased investment securities (excluding short-term securities) of $4,501,250 and $10,236,635, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $4,597,426 and $10,114,598, respectively, resulting in a total net portfolio decline of ($96,176) for the three months ended December 31, 2021 and a net portfolio growth of $121,652 for the six months ended December 31, 2021.
Debt Issuances and Redemptions
During the three months and six months ended December 31, 2021, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of December 31, 2021. See "Credit Facility".
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

On December 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $190,747. The tender offer was for cash at a price equal to the net asset value per share as of January 24, 2022. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2022 and a total of 201,626 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,462 shares validly tendered and not withdrawn at a price equal to $8.13 per share for an aggregate purchase price of approximately $190,747.
Equity Issuances
As part of the dividend reinvestment plan, we issued 7,956, 6,339, 7,861 and 6,364 shares of our common stock on November 5, 2021, December 3, 2021, January 7, 2022 and February 4, 2022, respectively.
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

Portfolio and Investment Activity
During the three months and six months ended December 31, 2021, we purchased investment securities (excluding short-term securities) of $4,501,250 and $10,236,250, respectively. During the same three month and six month period, sales and redemptions of investment securities (excluding short-term securities) were $4,597,426 and $10,114,598, respectively, resulting in a total net portfolio decline of ($96,176) for the three months ended December 31, 2021 and a net portfolio growth of $121,652 for the six months ended December 31, 2021. As of December 31, 2021, our investment portfolio, with a total fair value of $37,672,621, consisted of interests in 50 investments (80% in senior secured loans, 3% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
As of December 31, 2021, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months and six months ended December 31, 2021, the aggregate decreases in fair value and net unrealized depreciation on investments were driven by certain investments in our portfolio whose valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Portfolio Holdings
As of December 31, 2021, our investment portfolio, with a total fair value of $37,672,621, consisted of interests in 25 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2021 and June 30, 2021:

	As of December 31, 2021			As of June 30, 2021
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,862,308	$29,936,102	79%	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	506,472	513,717	1%	505,448	495,856	1%
Equity/Other	681,111	682,000	2%	681,111	893,000	2%
Senior Secured Notes	1,004,942	1,009,159	3%	973,876	951,073	3%
Structured subordinated notes	6,274,032	5,531,643	15%	6,459,535	5,626,202	15%
Total	$38,328,865	$37,672,621	100%	$38,086,490	$37,842,310	100%

Number of portfolio companies	25			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	97%			97%
% Fixed Rate (based on fair value)(1)	3%			3%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			6%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	13%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	7%			9%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021 and June 30, 2021:

	December 31, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$6,009,518	16%	$6,268,749	17%
Structured Finance	6,274,032	16%	5,531,643	15%
Services: Consumer	4,002,765	10%	3,897,404	10%
Telecommunications	3,753,045	10%	3,876,781	10%
High Tech Industries	2,711,901	7%	2,717,400	7%
Consumer goods: Durable	2,565,335	7%	2,574,934	7%
Media: Broadcasting & Subscription	2,000,000	5%	2,000,000	6%
Media: Diversified and Production	1,970,794	5%	1,976,488	5%
Services: Business	1,950,488	5%	1,950,488	5%
Wholesale	1,941,741	5%	1,906,444	5%
Automotive	1,229,695	3%	1,240,606	3%
Financial	1,004,942	3%	1,009,159	3%
Consumer goods: Non-Durable	985,797	3%	995,000	3%
Banking, Finance, Insurance & Real Estate	737,836	2%	738,872	2%
Media: Advertising, Printing & Publishing	495,768	1%	501,250	1%
Beverage, Food & Tobacco	475,750	1%	474,936	1%
Retail	219,458	1%	12,467	0%
Total	$38,328,865	100%	$37,672,621	100%

	June 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,491,735	17%	$6,562,905	17%
Structured Finance	6,459,535	17%	5,626,202	15%
Healthcare & Pharmaceuticals	4,531,018	12%	5,003,106	13%
Telecommunications	3,740,188	10%	3,855,595	10%
High Tech Industries	2,253,946	6%	2,235,256	6%
Services: Business	1,960,647	5%	1,960,647	5%
Media: Broadcasting & Subscription	1,937,073	5%	1,960,000	5%
Wholesale	1,949,670	5%	1,930,444	5%
Media: Diversified and Production	1,461,047	4%	1,601,900	4%
Transportation: Cargo	1,457,657	4%	1,470,870	4%
Automotive	1,234,894	3%	1,246,875	4%
Consumer goods: Non-Durable	990,075	3%	1,003,440	3%
Financial	973,876	3%	951,073	3%
Banking, Finance, Insurance & Real Estate	741,476	2%	742,613	2%
Consumer goods: Durable	712,061	2%	717,672	2%
Media: Advertising, Printing & Publishing	495,129	1%	485,625	1%
Beverage, Food & Tobacco	477,390	1%	477,856	1%
Retail	219,073	0%	10,231	0%
Total	$38,086,490	100%	$37,842,310	100%
As of December 31, 2021 and June 30, 2021, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of December 31, 2021 and June 30, 2021:

	December 31, 2021				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	38,328,865	100%	37,672,621	100%	38,086,490	100%	37,842,310	100%
Total Investments	$38,328,865	100%	$37,672,621	100%	$38,086,490	100%	$37,842,310	100%

(1) As of December 31, 2021 and June 30, 2021, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic.

Net Asset Value
During the three months and six months ended December 31, 2021, our net asset value decreased by $(298,516), or $(0.11) per share and $(538,098), or $(0.21) per share, respectively. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(113,341), or $(0.05) per weighted average share, for the three months ended December 31, 2021 and $(412,064), or $(0.17) per weighted average share, for the six months ended December 31, 2021. For three months ended December 31, 2021, the decrease was primarily offset by $0.07 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $217,191. For the six months ended December 31, 2021, the decrease was primarily offset by $0.04 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $663,765. The following table shows the calculation of net asset value per share as of December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
Net assets	$19,409,709	$19,947,807
Shares of common stock issued and outstanding	2,382,101	2,386,057
Net asset value per share	$8.15	$8.36

Results of Operations
Investment Income
For the three months ended December 31, 2021 and 2020 we generated $759,779 and $871,095, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the six months ended December 31, 2021 and 2020, we generated $1,755,323 and $1,719,140, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the six months ended December 31, 2021, investment income was higher due to an increase in the accelerated original discounts as a result of full repayments of certain loans for the quarter ended September 30, 2021.
For the three months ended December 31, 2021 and 2020, PIK interest included in interest income totaled $193 and $7,648, respectively. For the six months ended December 31, 2021 and 2020 PIK interest included in interest income totaled $385 and $15,155, respectively. For the three months and six months ended December 31, 2021, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $727,587 and $1,074,598 for the three months ended December 31, 2021 and 2020, respectively. Total operating expenses before expense limitation support totaled $1,458,755 and $2,074,554 for the six months ended December 31, 2021 and 2020, respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, and audit and tax expense.

The base management fees for the three months ended December 31, 2021 and 2020, respectively, were $184,999 and $184,345. The base management fees for the six months ended December 31, 2021 and 2020, respectively, were $367,197 and $367,731.
The interest and credit facility expense for the three months ended December 31, 2021 and 2020, respectively, were $141,686 and $144,803. The interest and credit facility expense for the six months ended December 31, 2021 and 2020, respectively, were $284,071 and $291,451. The interest and credit facility expenses were lower due to a steady decline in the three-month LIBOR rate. The interest expense is monitored during our monthly reporting.
The amortization of offering costs for the three months ended December 31, 2021 and 2020, respectively, were $45,366 and $128,585. The amortization of offering costs for the six months ended December 31, 2021 and 2020, respectively, were $50,673 and $276,328. The amortization of offering costs are lower because we are currently not in an offering.
The legal expenses for the three months ended December 31, 2021 and 2020, respectively, were $34,835 and $68,269. The legal expenses for the six months ended December 31, 2021 and 2020, respectively, were $37,981 and $140,686. The legal expenses for the three months and six months ended December 31, 2020 were higher due to additional costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(184,999) and $0 for the three months ended December 31, 2021 and 2020, respectively, and $(367,197) and $(183,386) for the six months ended December 31, 2021 and 2020, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $217,191 and $(203,503) for the three months ended December 31, 2021 and 2020, respectively. Our net investment income (loss) totaled $663,765 and $(172,028) for the six months ended December 31, 2021 and 2020, respectively. The net investment income for the three months and six months ended December 31, 2021 were higher due to a decrease in amortization of offering costs, administrator costs and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2021 and 2020, respectively, we received proceeds from sales and repayments on unaffiliated investments of $4,597,426 and $414,073, from which we did not recognize any realized gains (losses). For the six months ended December 31, 2021 and 2020, respectively, we received proceeds from sales and repayments on unaffiliated investments of $10,114,598 and $1,105,458, from which we realized gains (losses) of $0 and $11,050.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2021 and 2020, respectively, net change in unrealized gains (losses) totaled $(113,341) and $1,215,336. For the six months ended December 31, 2021 and 2020, respectively, net change in unrealized gains (losses) totaled $(412,064) and $1,679,919, respectively. For the three months and six months ended December 31, 2021, the fair value of our investments was negatively impacted by uncertainty surrounding the impact of the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. For the three months and six months ended December 31, 2020, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the COVID-19 pandemic began.
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

For the six months ended December 31, 2021 and 2020, our operating activities provided (used) $2,349,653 and $(474,944) of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current quarter. There were no investing activities for the six months ended December 31, 2021 and 2020. Financing activities used $781,708 and $562,278 of cash during the six months ended December 31, 2021 and 2020, respectively, which included dividend payments of $380,992 and $359,815, respectively.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of December 31, 2021, we were in compliance with the applicable covenants.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on February 8, 2022 and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2022 and ending February 8, 2022, the Company issued 14,225 shares pursuant to its distribution reinvestment plan in the amount of $116,514.

Name Change
Effective January 10, 2022, the Company changed its name (the "Name Change") to Prospect Sustainable Income Fund, Inc. in connection with its repositioning as an environmental, social and governance (“ESG”) focused fund, pursuant to which the Company will implement an investment strategy to incorporate certain ESG criteria, which is available on the Company's website at www.prospectsustainablebdc.com. To effectuate the Name Change, the Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.
Investment Activity
During the period beginning January 1, 2022 and ending February 8, 2022, the Company made 1 investments totaling $1,990,000.
Repurchase Offer

On December 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $190,747. The tender offer was for cash at a price equal to the net asset value per share as of January 24, 2022. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2022 and a total of 201,626 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,462 shares validly tendered and not withdrawn at a price equal to $8.13 per share for an aggregate purchase price of approximately $190,747.

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

Record Date	Payment Date	FLEX Class A Common Shares, per share
January 7, 14, 21, and 28, 2022	February 4, 2022	0.04436
February 4, 11, 18, and 25, 2022	March 4, 2022	0.04436

On February 7, 2022, the board of directors declared distributions for the months of March 2022, April 2022 and May 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of each month in March 2022, April 2022 and May 2022 and equal a weekly amount of $0.01094 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	FLEX Class A Common Shares, per share
March 25, 2022	April 1, 2022	0.04376
April 29, 2022	May 6, 2022	0.05470
May 27, 2022	June 3, 2022	0.04376
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

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with our Adviser, pursuant to which we would pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. Under the Amended and Restated Advisory Agreement, we reduced the base management fee from an annual rate of 1.75% to 1.20% and eliminated the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. Until such January 1, 2022 effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The cost of any advisory fees payable to the Adviser will ultimately be borne by our stockholders. See “-Investment Advisory Fees.”

Certain members of our senior management hold an equity interest in our Adviser.  Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $153,885 and $249,280, respectively. For the six months ended December 31, 2021 and 2020, allocation of overhead from the Administrator to the Company was $323,082 and

$474,273, respectively. As of December 31, 2021 and June 30, 2021, $327,709 and $378,320, respectively, was payable to the Administrator by the Company.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2021 and 2020, PRIS incurred $13,400 and $13,138, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2021 and 2020, PRIS incurred $27,417 and $26,277, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, $13,990 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2021 and 2020, PSEC incurred $0 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the six months ended December 31, 2021 and 2020, PSEC incurred $0 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and six months ended December 31, 2021. The officers do not receive any direct compensation from the Company.

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
For the three months and six months ended December 31, 2021, TPS incurred offering expenses of $0. For the three months and six months ended December 31, 2020, TPS incurred offering expenses of $16,937. As of December 31, 2021 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of December 31, 2021 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. During the three months and six months ended December 31, 2020 as a part of the Former ELA, PFIM waived its base management fees of $0 and $183,386, respectively. During the three months and six months ended December 31, 2021, there were no base management fees incurred by PFIM.
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
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $184,999 and $367,197 for the three months and six months ended December 31, 2021, respectively.
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
The Investment Advisory Agreement replaced the Former Investment Advisory Agreement with PFIM, the Company's former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as the Company’s investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM.

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

Each of these investment advisory agreements is further discussed below.

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
During the three months and six months ended December 31, 2021, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was and 184,345 and $367,731 during the three months and six months ended December 31, 2020, respectively. During the three months ended December 31, 2020, the total base management fee was not waived by PFIM. During the six months ended December 31, 2020, the base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of December 31, 2021, the total base management fee due to PFIM was $0.
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
There were no incentive fees payable as of December 31, 2021 or June 30, 2021. During the three months and six months ended December 31, 2021 and 2020, there were no incentive fees incurred.

Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns will ultimately be borne by our stockholders. See "Amended and Restated Advisory Agreement" below for additional information.
Base Management Fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. For the first quarter of our operations following the date of Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter is appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines.
During the three months and six months ended December 31, 2020, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $184,999 and $367,197 during the three months and six months ended December 31, 2021, respectively. During the three months and six months ended December 31, 2021, the base management fee of $184,999 and $367,197 were waived by the Adviser. As of December 31, 2021, the total base management fee due to the Adviser after the waiver was $0.

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

There were no incentive fees payable as of December 31, 2021 or June 30, 2021. During the three months and six months ended December 31, 2021 and 2020, there were no incentive fees incurred.

Amended and Restated Advisory Agreement

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee from an annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly) and eliminate the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. As such, until the Listing Anniversary, the base management fee will be calculated at an annual rate of 1.20% (0.30% quarterly) and the Adviser will not be entitled to any incentive fee. Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly), commencing with the first base management fee calculation that occurs after such anniversary, and (2) the Adviser will be entitled to receive the same incentive fee, including the subordinated incentive fee on income and the capital gains incentive fee, as set forth in the Investment Advisory Agreement and discussed above, commencing with the first calendar quarter after such anniversary. The Amended and Restated Advisory Agreement became effective on January 1, 2022. Until such effect date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. See “Investment Advisory Agreement” above.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Economic Conditions – Disruptions or instability in capital markets, including as a result of the COVID-19 pandemic, could negatively impact our ability to raise capital and could have a material adverse effect on our business, financial condition and results of operations” and “– Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations” in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2021, 97% (based on fair value) of our investments paid variable interest rates and 3% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $21,000,000 as of December 31, 2021.

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
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2021:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$788,873	$630,000	$158,873
Up 200 basis points	$482,074	$420,000	$62,074
Up 100 basis points	$175,275	$210,000	$(34,725)
Down 100 basis points	$(11,360)	$(43,917)	$32,557

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
Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2021.

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

Our consideration of ESG factors in selecting investments may affect portfolio exposure to certain companies or industries, and may adversely impact performance.

Our consideration of environmental, social, and governance (“ESG”) factors in selecting investments may cause us to make different investments than portfolios that do not incorporate such considerations in their investment strategy or processes. Our incorporation of ESG focused investment insights may affect exposure to certain companies or industries, and may adversely impact our portfolio performance depending on whether such companies or industries are in or out of favor in the market. ESG factors assessed as part of the credit research process may vary, and not every ESG factor may be identified or evaluated for every investment. Information used to evaluate such factors may not be readily available, complete or accurate, and may vary across providers and issuers as ESG is not a uniformly defined characteristic. A company’s business practices, products or services may change over time. It is possible that companies identified through the Adviser’s consideration of ESG factors will not operate as expected and will not exhibit positive ESG characteristics to the extent the Adviser might have anticipated. Further, investors may differ in their views of what constitutes positive or negative ESG characteristics of a company. As a result, the Company may invest in companies that do not reflect the beliefs of any particular investor.

Inflation can adversely impact our cost of capital and the value of our portfolio investments.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a rise in inflation and the Federal Reserve has indicated an intention to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.

Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer be representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate, which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where

LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published, and may be an ineffective fallback following the discontinuation of LIBOR.

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
•require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming; renegotiations of existing documentation to modify the terms of outstanding investments;
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

Many underlying corporate borrowers can elect to pay interest based on 1-month LIBOR, 3-month LIBOR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month LIBOR plus a spread. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2021, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 6, 2021	July 2, 9, 16, 23, and 30, 2021	9,247	$8.33
September 3, 2021	August 6, 13, 20, and 27, 2021	7,320	$8.33
October 1, 2021	September 3, 10, 17, and 24, 2021	6,332	$8.33
November 5, 2021	October 1, 8, 15, 22, and 29, 2021	7,956	$8.24
December 3, 2021	November 5, 12, 19, and 26, 2021	6,339	$8.24
January 7, 2022	December 3, 10, 17, 24 and 31, 2021	7,861	$8.24

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

On December 17, 2021, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $190,747. The tender offer was for cash at a price equal to the net asset value per share as of January 24, 2022. The offer expired at 4:00 P.M., Eastern Time, on January 20, 2022 and a total of 201,626 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,462 shares validly tendered and not withdrawn at a price equal to $8.13 per share for an aggregate purchase price of approximately $190,747.

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
3.6    Articles of Amendment(6)
3.7     Third Amended and Restated Bylaws(7)
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
(6)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(7)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2022.

PROSPECT FLEXIBLE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)