Form 10-Q
period 2022-03-31
Prospect Sustainable Income Fund, Inc.
filed 2022-05-10
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2022 was 2,362,062.

PROSPECT SUSTAINABLE INCOME FUND, INC.
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2021.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Financial Statements

Assets	March 31, 2022	June 30, 2021
Investments at fair value:	(unaudited)	(audited)
Non-control/non-affiliate investments (amortized cost of $37,736,993 and $38,086,490, respectively)	$36,686,741	$37,842,310
Total investments	36,686,741	37,842,310
Cash	3,228,163	3,139,929
Deferred financing costs (Note 10)	419,245	463,376
Prepaid expenses and other assets	249,975	386,196
Interest receivable	92,615	68,750
Receivable for repayments of portfolio investments	5,013	9,590
Total Assets	$40,681,752	$41,910,151

Liabilities
Revolving Credit Facility (Note 10)	$21,000,000	$21,000,000
Due to Administrator (Note 4)	359,854	378,320
Accrued audit fees	233,340	160,000
Distributions payable	104,118	124,046
Interest payable	66,025	54,451
Accrued expenses	55,642	91,871
Accrued legal fees	52,210	72,185
Due to Affiliates (Note 4)	13,990	37,248
Due to PFIM (Note 4)	—	44,223
Total Liabilities	$21,885,179	$21,962,344
Commitments and Contingencies (Note 9)	—	—
Net Assets	$18,796,573	$19,947,807

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,379,213 and 2,386,057 shares issued and outstanding, respectively) (Note 3)	$2,381	$2,386
Paid-in capital in excess of par (Note 3 and Note 6)	24,409,382	25,350,732
Total distributable earnings (loss) (Note 6)	(5,615,190)	(5,405,311)
Net Assets	$18,796,573	$19,947,807
Net Asset Value Per Share (Note 11)	$7.90	$8.36

See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Investment Income
Interest income from non-control/non-affiliate investments	$478,534	$649,692	$1,775,930	$1,764,153
Interest income from structured credit securities	187,850	293,388	645,777	898,067
Total Investment Income	666,384	943,080	2,421,707	2,662,220

Operating Expenses
Base management fees (Note 4)	125,720	189,019	492,917	556,750
Administrator Costs (Note 4)	123,750	201,289	446,832	675,562
Interest expense and credit facility expenses (Note 10)	156,955	140,675	441,026	432,126
Audit and tax expense	81,102	85,721	245,327	302,571
Transfer agent’s fees and expenses	51,107	46,581	135,921	119,036
Insurance expense	42,167	43,027	128,484	129,235
Valuation services	5,000	25,982	39,617	89,098
General and administrative	25,999	10,739	51,777	96,195
Amortization of offering costs	36,801	102,547	87,475	378,875
Legal expense	24,790	156,679	62,770	297,365
Total Operating Expenses	673,391	1,002,259	2,132,146	3,076,813
Expense limitation payment (Note 4)	(125,720)	—	(492,917)	(183,386)
Total Net Operating Expenses	547,671	1,002,259	1,639,229	2,893,427
Net Investment Income (Loss)	118,713	(59,179)	782,478	(231,207)

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	—	—	11,050
Net realized gains (losses)	—	—	—	11,050
Net change in unrealized (losses) gains:
Affiliate investments	—	7,900	—	215,912
Non-control/non-affiliate investments	(394,008)	312,932	(806,072)	1,784,839
Net change in unrealized (losses) gains	(394,008)	320,832	(806,072)	2,000,751
Net Realized and Net Change in Unrealized (Losses) Gains on Investments	(394,008)	320,832	(806,072)	2,011,801
Net Increase (Decrease) in Net Assets Resulting from Operations	$(275,295)	$261,653	$(23,594)	$1,780,594
Net increase (decrease) in net assets resulting from operations per share (Note 11)(1)	$(0.12)	$0.11	$(0.01)	$0.75
Distributions declared per share	$0.13	$0.16	$0.45	$0.48

(1) For the three months ended March 31, 2022 and 2021, the weighted average common shares outstanding were 2,375,169 and 2,380,077, respectively.For the nine months ended March 31, 2022 and 2021, the weighted average common shares outstanding were 2,381,206 and 2,374,867, respectively.

See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended March 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2021(1)	2,382,101	$2,383	$24,539,020	$(5,131,694)	$19,409,709
Net decrease in net assets resulting from operations
Net investment income	—	—	—	118,713	118,713
Net change in unrealized losses on investments	—	—	—	(394,008)	(394,008)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(208,201)	(208,201)
Return of capital distributions	—	—	(107,024)	—	(107,024)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	20,574	21	168,110	—	168,131
Repurchase of common shares (Note 3)	(23,462)	(23)	(190,724)	—	(190,747)
Total Decrease for the three months ended March 31, 2022	(2,888)	(2)	(129,638)	(483,496)	(613,136)
Balance as of March 31, 2022	2,379,213	$2,381	$24,409,382	$(5,615,190)	$18,796,573

	Common Stock
For the Three Months Ended March 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of December 31, 2020	2,384,673	$2,385	$25,952,125	$(5,448,377)	$20,506,133
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(59,179)	(59,179)
Net change in unrealized gains on investments	—	—	—	320,832	320,832
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(154,502)	(154,502)
Return of capital distributions	—	—	(240,413)	—	(240,413)
Capital Transactions
Shares issued through reinvestment of distributions	23,092	23	200,815	—	200,838
Repurchase of common shares	(21,588)	(22)	(192,111)	—	(192,133)
Total Increase (Decrease) for the three months ended March 31, 2021	1,504	1	(231,709)	107,151	(124,557)
Balance as of March 31, 2021	2,386,177	$2,386	$25,720,416	$(5,341,226)	$20,381,576
(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. See Note 2 and Note 6 within the accompanying notes to consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Nine Months Ended March 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net increase in net assets resulting from operations
Net investment income	—	—	—	782,478	782,478
Net change in unrealized losses on investments	—	—	—	(806,072)	(806,072)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(505,132)	(505,132)
Return of capital distributions	—	—	(569,062)	—	(569,062)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	64,985	66	537,951	—	538,017
Repurchase of common shares (Note 3)	(71,829)	(71)	(591,392)	—	(591,463)
Tax Reclassification of Net Assets (Note 6)	—	—	(318,847)	318,847	—
Total Decrease for the nine months ended March 31, 2022	(6,844)	(5)	(941,350)	(209,879)	(1,151,234)
Balance as of March 31, 2022	2,379,213	$2,381	$24,409,382	$(5,615,190)	$18,796,573

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Nine Months Ended March 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,944	$(7,577,907)	$19,558,400
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	(231,207)	(231,207)
Net realized gains on investments	—	—	—	11,050	11,050
Net change in unrealized gains on investments	—	—	—	2,000,751	2,000,751
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(123,782)	(123,782)
Return of capital distributions	—	—	(1,029,579)	—	(1,029,579)
Capital Transactions
Shares issued	31,133	31	280,969	—	281,000
Commissions and fees on shares sold	—	—	(16,862)	—	(16,862)
Shares issued through reinvestment of distributions	69,393	70	590,469	—	590,539
Repurchase of common shares	(77,360)	(78)	(658,656)	—	(658,734)
Tax Reclassification of Net Assets (Note 6)	—	—	(579,869)	579,869	—
Total Increase (Decrease) for the nine months ended March 31, 2021	23,166	23	(1,413,528)	2,236,681	823,176
Balance as of March 31, 2021	2,386,177	$2,386	$25,720,416	$(5,341,226)	$20,381,576

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(23,594)	$1,780,594
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	87,475	378,875
Purchases of investments	(12,226,250)	(5,794,540)
Repayments and sales of portfolio investments	12,611,379	5,620,552
Net change in unrealized (gains) losses on investments	806,072	(2,000,751)
Net realized losses (gains) on investments	—	(11,050)
Accretion of purchase discount on investments, net	(35,053)	(302,376)
Amortization of deferred financing costs	44,131	44,131
Payment-in-kind interest	(579)	(37,518)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	—	381,075
Receivable for repayments of portfolio investments	4,577	(68,677)
Interest receivable	(23,865)	(61,385)
Deferred offering costs (Note 4)	(87,475)	(213,326)
Prepaid expenses and other assets	136,221	65,872
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(44,223)	373,364
Accrued expenses	(36,229)	55,334
Accrued legal fees	(19,975)	89,004
Accrued audit fees	73,340	16,450
Due to Administrator (Note 4)	(18,466)	63,436
Payable for investments purchased	—	547,500
Due to Affiliates (Note 4)	(23,258)	(71,127)
Interest payable	11,574	(8,654)
Net cash provided by operating activities	1,235,802	846,783
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	—	281,000
Commissions and fees on shares issued	—	(16,862)
Distributions paid to stockholders	(556,105)	(550,118)
Repurchase of common shares	(591,463)	(658,734)
Net cash used in financing activities	(1,147,568)	(944,714)
Net increase (decrease) in cash	88,234	(97,931)
Cash at beginning of period	3,139,929	3,602,662
Cash at end of period	$3,228,163	$3,504,731
Supplemental disclosures:
Cash paid for interest	$385,321	$396,649
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$538,016	$590,539
See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2022
(unaudited)

						March 31, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.46%)	—	3/18/2027	$737,001	$736,014	$737,001	3.92%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(g)(i)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.51%)	1.00	11/1/2024	1,944,162	1,852,525	1,897,800	10.10%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (5.50%)	0.75	6/9/2028	1,994,987	1,994,528	1,994,987	10.60%
CareerBuilder(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.76%)	1.00	7/31/2021	969,272	939,505	752,853	4.00%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (5.75%)	0.50	12/21/2028	2,000,000	2,000,000	2,000,000	10.64%
Excelitas Technologies Corporation(j)	High Tech Industries	7/21/2021	3ML+3.50% (4.51%)	1.00	12/2/2024	496,114	496,114	494,254	2.63%
First Brands, LLC (f/k/a Trico Group, LLC(i)	Automotive	3/24/2021	3ML+5.00% (6.00%)	1.00	3/30/2027	1,237,500	1,227,083	1,229,403	6.54%
The Octave Music Group, Inc.(f)(i)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%) plus 0.75% PIK	1.00	5/29/2025	422,155	417,620	422,155	2.25%
Pet Vet, Inc.(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (4.25%)	0.75	2/14/2025	1,492,347	1,488,978	1,487,221	7.91%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/16/2018	1ML+7.00% (8.00%)	1.00	3/21/2025	480,000	474,921	468,000	2.49%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (4.25%)	0.75	7/28/2028	1,975,000	1,970,467	1,954,065	10.40%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (6.50%)	1.00	12/20/2024	1,945,409	1,945,409	1,925,904	10.25%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML + 4.75% (5.50%)	0.75	6/1/2028	992,500	983,650	984,461	5.24%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.71%)	—	11/28/2025	2,039,066	2,027,669	2,016,769	10.73%
Shutterfly, Inc.(i)	Media: Diversified and Production	7/1/2021	3ML+5.00% (5.75%)	0.75	9/25/2026	1,980,000	1,971,274	1,932,683	10.28%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (6.51%)	0.75	3/17/2026	1,800,000	1,784,090	1,800,000	9.58%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (5.32%)	—	4/16/2026	1,954,774	1,937,752	1,860,000	9.90%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1ML+4.25% (4.68%)	—	11/20/2026	1,240,625	1,240,625	1,240,625	6.60%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.71%)	—	11/28/2025	1,943,313	1,905,615	1,917,997	10.20%
Wellpath Holdings, LLC (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.96%)	—	10/1/2025	2,038,914	2,011,934	2,038,914	10.85%
Total Senior Secured Loans-First Lien							$29,405,773	$29,155,092	155.11%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$12,980	$10,898	$10,060	0.05%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	4/25/2017	3ML+8.00% (9.01%)	1.00	5/1/2025	500,000	496,082	497,500	2.65%
Total Senior Secured Loans-Second Lien							$506,980	$507,560	2.70%

Senior Secured Notes (j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,758	$875,064	4.66%
Total Senior Secured Notes							$1,004,758	$875,064	4.66%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	19.95%	N/A	10/20/2030	$250,000	$156,832	$160,158	0.85%
Apidos CLO XXVI	Structured Finance	7/25/2019	16.93%	N/A	7/18/2029	250,000	186,437	194,169	1.03%
California CLO IX, Ltd.	Structured Finance	12/13/2019	24.91%	N/A	7/16/2032	500,000	230,457	247,693	1.32%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	10.14%	N/A	7/15/2030	250,000	183,851	158,814	0.84%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	8.83%	N/A	1/22/2030	500,000	449,432	404,411	2.15%

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2022
(unaudited)

						March 31, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.41%	N/A	7/24/2030	$250,000	$178,943	$133,863	0.71%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	1.47%	N/A	10/29/2029	250,000	181,120	153,983	0.82%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	9.52%	N/A	4/22/2030	250,000	157,103	166,592	0.90%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	13.11%	N/A	10/22/2030	250,000	182,331	152,653	0.81%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	4.23%	N/A	7/16/2029	850,000	489,401	412,492	2.19%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	16.19%	N/A	7/19/2030	500,000	292,216	285,418	1.52%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	14.44%	N/A	2/14/2031	387,538	238,390	188,658	1.00%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	11.71%	N/A	3/17/2030	475,000	410,128	370,645	1.97%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	26.05%	N/A	7/20/2030	250,000	161,879	165,438	0.88%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	20.29%	N/A	4/15/2031	500,000	388,968	367,270	1.95%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	20.37%	N/A	10/21/2030	250,000	192,130	207,008	1.10%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	162,242	50,269	0.27%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	10.86%	N/A	1/26/2031	1,500,000	791,781	669,157	3.56%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	15.84%	N/A	10/23/2031	150,000	59,406	50,125	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	11.46%	N/A	1/21/2031	250,000	214,095	191,942	1.02%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	4.59%	N/A	7/22/2030	325,000	233,460	181,815	0.97%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	16.55%	N/A	10/15/2031	250,000	211,842	193,578	1.03%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	8.72%	N/A	10/15/2030	278,312	184,594	150,115	0.80%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	14.09%	N/A	1/21/2031	250,000	201,333	196,759	1.05%
Total Structured Subordinated Notes							$6,138,371	$5,453,025	29.01%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$696,000	3.70%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$696,000	3.7%

Total Portfolio Investments							$37,736,993	$36,686,741	195.18%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2022, 17% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2022. Certain investments are subject to a LIBOR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at March 31, 2022 and June 30, 2021 were $29,652,592 and $30,361,804, respectively, representing 81% and 80% of our total investments, respectively.
(h) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(i)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 2 and 8 within the accompanying notes to the consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2022
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
(k)     Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Amerilife Holdings, LLC	Senior Secured Loans-First Lien	11/2/2020	85,227
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Senior Secured Loans-First Lien	8/2/2019	908,750
CareerBuilder	Senior Secured Loans-First Lien	6/5/2020	690,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc. (formally known as Correct Care Solutions Group Holdings, LLC)	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

NOTE 1 - NATURE OF OPERATIONS
Prospect Sustainable Income Fund, Inc. (formerly known as Triton Pacific Investment Corporation, Inc., TP Flexible Income Fund, Inc. and Prospect Flexible Income Fund, Inc.) (the “Company”, "PSIF", “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns that meet our environmental, social and governance (“ESG”) criteria. The Company utilizes an ESG responsibility screen and evaluates sustainability themes, in addition to analyzing companies' financial performance. Additional information regarding the company's ESG criteria can be found in the Company's Responsible Investment Policy, which is available on the Company's website at www.prospectsustainablebdc.com. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC ("TPS") terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. The Company is engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as the Company’s dealer manager regarding potential future capital raises of the Company.

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

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented. On and effective January 10, 2022, the Company changed its name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. in connection with its repositioning as an ESG focused fund, pursuant to which the

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
Company has implemented an investment strategy to incorporate certain ESG criteria. To effectuate the name change, the Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PSIF and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2022.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2022 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 82.73% and 83.77%, respectively.
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
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. During the three months and nine months ended March 31, 2022, the Company did not have any loans on non-accrual status. During the three months and nine months ended March 31, 2021, the Company had two loans on non-accrual status. Loan origination fees are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security, using the effective interest method. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022 expected cash inflows from CLO equity investments, including the expected residual payments, and the estimated effective yield is determined and updated periodically.
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to applicable investment parties are for base management fees, incentive fees, operating expenses paid on our behalf and offering and organization expenses paid on our behalf. As of March 31, 2022 and June 30, 2021, the due from and due to Adviser balances were presented net on the Consolidated Statements of Assets and Liabilities. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2022 and 2021, PIK interest included in interest income totaled $194 and $22,363, respectively. For the nine months ended March 31, 2022 and 2021, PIK interest included in interest income totaled $579 and $37,518, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of March 31, 2022 and June 30, 2021, there were no issued convertible securities. (See Note 11 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022 taxable income. As of March 31, 2022, the Company does not expect to have any excise tax due for the 2022 calendar year. Thus, the Company has not accrued any excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2022, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months and nine months ended March 31, 2022.

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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PSIF during the three months and nine months ended March 31, 2022:

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
	PSIF Class A Common Shares		PSIF Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	20,574	$168,131	64,985	$538,017
Repurchase of common shares	(23,462)	(190,747)	(71,829)	(591,463)
Net increase/(decrease) from capital transactions	(2,888)	$(22,616)	(6,844)	$(53,446)
Below is a summary of transactions with respect to shares of common stock of PSIF during the three months and nine months ended March 31, 2021:

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
	PSIF Class A Common Shares		PSIF Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	31,133	$281,000
Shares issued through reinvestment of distributions	23,092	200,838	69,393	590,539
Repurchase of common shares	(21,588)	(192,133)	(77,360)	(658,734)
Net increase/(decrease) from capital transactions	1,504	$8,705	23,166	$212,805
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three months and nine months ended March 31, 2022 and 2021. On and effective February 19, 2021, the Company terminated the Offering.
The respective net (decrease) increase from capital transactions during the three months and nine months ended March 31, 2022 and 2021 also includes reinvested stockholder distributions as noted in the tables above.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended March 31, 2022
March 31, 2022	February 1, 2022	23,462	12%	$8.13	$190,747
Total for the three months ended March 31, 2022		23,462			$190,747

Nine months ended March 31, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
Total for the nine months ended March 31, 2022		71,829			$591,463

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020(1)	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

(1) Subsequent to the Merger on March 31, 2019, PSIF Class A common shares were tendered in a Special Repurchase Offer.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $123,750 and $190,039, respectively. For the nine months ended March 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $446,832 and $664,312, respectively. As of March 31, 2022 and June 30, 2021, $359,854 and $378,320, respectively, was payable to the Administrator by the Company.
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
During the three months and nine months ended March 31, 2022, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was and $189,019 and $556,750 during the three months and nine months ended March 31, 2021, respectively. During three months ended March 31, 2021, the total base management fee was not waived by

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
PFIM. During the nine months ended March 31, 2021, the base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of March 31, 2022, the total base management fee due to PFIM was $0.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
There were no incentive fees payable as of March 31, 2022 or June 30, 2021. During the three months and nine months ended March 31, 2022 and 2021, there were no incentive fees incurred.

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
During the three months and nine months ended March 31, 2021, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $125,720 and $492,917 during the three months and nine months ended March 31, 2022, respectively. During the three months and nine months ended March 31, 2022, the base management fee of $125,720 and $492,917 were waived by the Adviser. As of March 31, 2022, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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
There were no incentive fees payable as of March 31, 2022 or June 30, 2021. During the three months and nine months ended March 31, 2022 and 2021, there were no incentive fees incurred.

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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2022 and 2021, PRIS incurred $0 and $13,633, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2022 and 2021, PRIS incurred $27,417 and $39,910, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of March 31, 2022 and June 30, 2021, $13,990 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2022 and 2021, PSEC incurred $550 and $0, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the nine months ended March 31, 2022 and 2021, PSEC incurred $550 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2022 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and nine months ended March 31, 2022. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three months and nine months ended March 31, 2021 as a part of the Former ELA, PFIM waived its base management fees of $0 and $183,386, respectively. During the three months and nine months ended March 31, 2022, there were no base management fees incurred by PFIM.
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
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

Period Ended	Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2019	$128,852	$—	$128,852	5.54%	6.00%	June 30, 2022
September 30, 2019	157,409	—	157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	182,205	—	182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	185,935	—	185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	182,915	—	182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	183,386	—	183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	—	—	—	—%	—%	N/A
March 31, 2021	—	—	—	—%	—%	N/A
June 30, 2021	—	—	—	—%	—%	N/A
Total	$1,020,702		$1,020,702

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

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $125,720 and $492,917 for the three months and nine months ended March 31, 2022, respectively.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022 paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser.

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
Total	$636,990		$636,990

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
For the three months and nine months ended March 31, 2022, TPS incurred offering expenses of $0. For the three months and nine months ended March 31, 2021, TPS incurred offering expenses of $0 and $16,937, respectively. As of March 31, 2022 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of March 31, 2022 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

NOTE 5 - DISTRIBUTIONS
As of March 31, 2022 and June 30, 2021, distributions payable is $104,118 and $124,046, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended March 31, 2022 and 2021:

	Distributions
For the Nine Months Ended	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
March 31, 2022
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	0.04436	105,304
March 25, 2022(1)	0.04376	104,118
Total for the Nine Months Ended March 31, 2022		$1,074,194

(1) Beginning March 2022, record dates are recorded as of the close of business at the end of the month.
	Distributions
For the Nine Months Ended	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
March 31, 2021
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	0.04716	111,326
September 4, 11, 18 and 25, 2020	0.05012	119,152
October 2, 9, 16, 23 and 30, 2020	0.06265	149,320
November 6, 13, 20 and 27, 2020	0.05012	119,146
December 4, 11, 18 and 25, 2020	0.05048	120,377
January 4, 8, 15, 22 and 29, 2021	0.06310	150,666
February 5, 12, 19 and 26, 2021	0.05048	120,099
March 5, 12, 19, and 26, 2021	0.05204	124,150
Total for the Nine Months Ended March 31, 2021		$1,153,361
The following PSIF distributions were previously declared and have record dates subsequent to March 31, 2022:

Record Date	Payment date	PSIF Class A Common Shares, per share
April 29, 2022	May 6, 2022	$0.05470
May 27, 2022	June 3, 2022	$0.04376
June 24, 2022	July 1, 2022	$0.04244
July 29, 2022	August 5, 2022	$0.05305
August 26, 2022	September 2, 2022	$0.04244
The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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
During the three months and nine months ended March 31, 2022 and 2021 the Company's officers and directors did not purchase any shares of our stock.
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
(2)    For the tax year ended December 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV. For the tax year ended December 31, 2021, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and will be reported on the 2022 Form 1099-DIV.
(3)    For the tax year ended December 31, 2020, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV.

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

As of August 27, 2021 when our prior Form 10-K was filed for the year ended June 30, 2021, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2021, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2021 changed from $5,054,906 to $5,405,311, with $350,405 being reclassified to ordinary income from return of capital.

The Company's cost basis of investments as of March 31, 2022 for tax purposes was $35,850,447, resulting in an estimated net unrealized gain of $836,294. The gross unrealized gains and losses of as March 31, 2022 were $1,680,904 and $844,609, respectively. The Company's cost basis of investments as of December 31, 2021 for tax purposes was $36,360,346, resulting in an estimated net unrealized gain of $1,312,275. The gross unrealized gains and losses of as December 31, 2021 were $1,806,136 and $493,861, respectively. The Company's cost basis of investments as of December 31, 2020 for tax purposes was

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
$37,453,878, resulting in an estimated net unrealized gain of $1,296,565. The gross unrealized gains and losses of as December 31, 2020 were $1,863,817 and $567,253, respectively.

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

	Tax Year Ended December 31, 2021		Tax Year Ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$483,361		$92,077
Net realized (gains) losses on investments	41,280		845,773
Net unrealized (gains) losses on investments	124,952		(744,114)
Other temporary book-to-tax differences	(333,696)		(935,070)
Permanent differences	318,847		579,507
Taxable income (loss) before deductions for distributions	$634,744	(1)	$(161,827)

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

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. For tax year ended December 31, 2020, we increased total distributable earnings (loss) by $579,507 and decreased additional paid in capital by $579,507. Subsequent to the filing of the Form 10-Q for the quarter ended December 31, 2020, updated tax information was received and we increased total distributable earnings (loss) by an additional $192,547 and decreased additional paid in capital by an additional $192,547 for the fiscal year ended June 30, 2021. For the tax year ended December 31, 2021, we increased total distributable earnings (loss) by $318,847 and decreased additional paid in capital by $318,847. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2021 are being recorded in the fiscal year ending June 30, 2022 and the reclassifications for the taxable year ended December 31, 2020 were recorded in the fiscal year ended June 30, 2021. The reclassifications, if any, for the taxable year ended December 31, 2022 will be recorded in the fiscal year ending June 30, 2023 once we file our tax return for the tax year ended December 31, 2022.

NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,990,194 and $4,542,613 during the three months ended March 31, 2022 and 2021, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $12,226,829 and $5,832,058 during the nine months ended March 31, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $2,496,781 and $4,515,094 were received during the three months ended March 31, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $12,611,379 and $5,620,552 were received during the nine months ended March 31, 2022 and 2021, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and June 30, 2021:

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

	March 31, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,405,773	$29,155,092	80%
Senior Secured Loans-Second Lien	506,980	507,560	1%
Senior Secured Notes	1,004,758	875,064	2%
Structured Subordinated Notes	6,138,371	5,453,025	15%
Equity/Other	681,111	696,000	2%
Total Portfolio Investments	$37,736,993	$36,686,741	100%

	June 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,448	495,856	1%
Senior Secured Notes	973,876	951,073	3%
Structured Subordinated Notes	6,459,535	5,626,202	15%
Equity/Other	681,111	893,000	2%
Total Portfolio Investments	$38,086,490	$37,842,310	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022 and June 30, 2021:

	March 31, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,453,025	15%
Healthcare & Pharmaceuticals	4,222,135	12%
Telecommunications	3,815,797	10%
Services: Consumer	3,793,478	10%
High Tech Industries	2,511,023	7%
Beverage, Food & Tobacco	2,462,987	7%
Consumer goods: Durable	2,376,220	7%
Media: Broadcasting & Subscription	2,000,000	6%
Media: Diversified and Production	1,932,683	5%
Services: Business	1,925,904	5%
Wholesale	1,860,000	5%
Automotive	1,229,403	3%
Consumer goods: Non-Durable	984,461	3%
Financial	875,064	2%
Banking, Finance, Insurance & Real Estate	737,001	2%
Media: Advertising, Printing & Publishing	497,500	1%
Retail	10,060	0%
Total	$36,686,741	100%

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,562,905	17%
Structured Finance	5,626,202	15%
Healthcare & Pharmaceuticals	5,003,106	13%
Telecommunications	3,855,595	10%
High Tech Industries	2,235,256	6%
Services: Business	1,960,647	5%
Media: Broadcasting & Subscription	1,960,000	5%
Wholesale	1,930,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,470,870	4%
Automotive	1,246,875	4%
Consumer goods: Non-Durable	1,003,440	3%
Financial	951,073	3%
Banking, Finance, Insurance & Real Estate	742,613	2%
Consumer goods: Durable	717,672	2%
Media: Advertising, Printing & Publishing	485,625	1%
Beverage, Food & Tobacco	477,856	1%
Retail	10,231	0%
Total	$37,842,310	100%

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2022 and June 30, 2021, respectively:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,296,927	$22,858,165	$29,155,092
Senior Secured Loans-Second Lien	—	—	507,560	507,560
Senior Secured Notes	—	875,064	—	875,064
Structured Subordinated Notes	—	—	5,453,025	5,453,025
Equity/Other	—	—	696,000	696,000
Total Portfolio Investments	$—	$7,171,991	$29,514,750	$36,686,741

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,771,040	$23,105,139	$29,876,179
Senior Secured Loans-Second Lien	—	—	495,856	495,856
Senior Secured Notes	—	—	951,073	951,073
Structured Subordinated Notes	—	—	5,626,202	5,626,202
Equity/Other	—	—	893,000	893,000
Total Portfolio Investments	$—	$6,771,040	$31,071,270	$37,842,310

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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
Excelitas Technologies Corporation, Research Now Group, Inc. and Rocket Software, Inc. investments were transferred into Level 2 due to increased observability of the inputs during the quarter ended March 31, 2022.
During the nine months ended March 31, 2022, the valuation methodology for Amerilife Holdings, LLC ("Amerilife”) changed to incorporate market quotes, which were less active in the current period.The fair value of our investment in First Brands First Lien Term Loan decreased to $737,001 as of March 31, 2022, a premium of $987 from its amoritzed cost, compared to the $1,136 unrealized appreciation recorded at June 30, 2021.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
During the nine months ended March 31, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) changed to incorporate the yield method and quoted prices instead of only utilizing the yield method. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Rising Tide decreased to $984,461 as of March 31, 2022, a premium of $810 from its amortized cost, compared to the $13,365 unrealized appreciation recorded at June 30, 2021.
During the nine months ended March 31, 2022, the valuation methodology for First Brands Group LLC (“First Brands”) changed to remove market quotes, which were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in First Brands First Lien Term Loan decreased to $1,229,403 as of March 31, 2022, a premium of $2,320 from its amortized cost, compared to the $11,981 unrealized appreciation recorded at June 30, 2021.
During the nine months ended March 31, 2022, the valuation methodology for The Octave Music Group, Inc (“Octave”) changed to incorporate the expected repayment of our investment, which occurred on April 1, 2022. As a result, the fair value of our investment in Octave decreased to $422,155 as of March 31, 2022, a premium of $4,535 from its amortized cost, compared to the $5,611 unrealized appreciation recorded at June 30, 2021.
During the nine months ended March 31, 2022, the valuation methodology for Research Now Group, Inc (“Research Now”) for the First Lien Term Loan changed to remove the yield method due to increased trading activity and liquidity of market quotes. As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Research Now First Lien Term Loan decreased to $1,925,904 as of March 31, 2022, a discount of $(19,505) from its amortized cost, compared to the $0 unrealized appreciation recorded at June 30, 2021.
During the nine months ended March 31, 2022, the valuation methodology for Sorenson Communications, LLC (“Sorenson”) changed to remove market quotes, which were less active in the current period. As a result of widening market spreads, the fair value of our investment in Sorenson decreased to $1,800,000 as of March 31, 2022, a premium of $15,910 to its amortized cost, compared to the $18,922 unrealized appreciation recorded at June 30, 2021.
During the nine months ended March 31, 2022, the valuation methodology for ViaPath Technologies ("ViaPath”) changed to incorporate market quotes, which were less active in the current period. The fair value of our investment in ViaPath First Lien Term Loan decreased to $1,917,997 as of March 31, 2022, a premium of $12,382 from its amortized cost, compared to the $45,418 unrealized appreciation recorded at June 30, 2021.
As of March 31, 2022 and June 30, 2021, there were no loans on non-accrual status.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of these financial statements, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2022, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of March 31, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at March 31, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after March 31, 2022, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the nine months ended March 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(456,717)	10,172	22,804	147,984	(197,000)	(472,757)
Net realized and unrealized gains (losses) on investments	(456,717)	10,172	22,804	147,984	(197,000)	(472,757)
Purchases of investments	9,231,250	—	—	—	—	9,231,250
Payment-in-kind interest	—	579	—	—	—	579
Accretion (amortization) of purchase discount and premium, net	182,952	953	26,123	(321,161)	—	(111,133)
Repayments and sales of portfolio investments	(9,942,971)	—	(1,000,000)	—	—	(10,942,971)
Transfers into Level 3(1)	5,965,044	—	—	—	—	5,965,044
Transfers out of Level 3(1)	(5,226,532)	—	—	—	—	(5,226,532)
Fair Value at March 31, 2022	$22,858,165	$507,560	$—	$5,453,025	$696,000	$29,514,750

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(406,642)	$10,172	$22,804	$147,984	$(197,000)	$(422,682)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2021 five of our first lien notes transferred out of Level 2 to Level 3 due to decreased observability of the inputs. During the three months ended March 31, 2022 two of our first lien notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$5,198,739	$—	$35,876,715
Net realized gains on investments	—	11,050	—	—	—	11,050
Net change in unrealized gains (losses) on investments	996,438	249,171	121,976	329,487	—	1,697,072
Net realized and unrealized gains (losses) on investments	996,438	260,221	121,976	329,487	—	1,708,122
Purchases of investments	5,794,540	—	—	—	—	5,794,540
Payment-in-kind interest	36,668	550	—	—	—	37,218
Accretion (amortization) of purchase discount and premium, net	167,101	2,330	13,429	105,399	—	288,259
Repayments and sales of portfolio investments	(5,116,227)	(446,250)	—	—	—	(5,562,477)
Transfers out of Level 3(1)	(9,027,425)	—	—	—	—	(9,027,425)
Fair Value at March 31, 2021	$21,504,656	$1,029,999	$946,672	$5,633,625	$—	$29,114,952

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$619,152	$251,979	$121,976	$329,487	$—	$1,322,594

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2020 two of our first lien notes transferred out of Level 2 to Level 3 due to decreased observability of the inputs. During the three months ended March 31, 2021 three of our first lien notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2022:

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$2,708,074	Market quotes	Indicative dealer quotes	75.75%-99.94%	93.17%
Senior Secured First Lien Debt	19,727,936	Discounted Cash Flow (Yield Analysis)	Market Yield	6.35%-9.50%	7.93%
Senior Secured First Lien Debt	422,155	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	9.00x-10.00x	9.50x
Senior Secured Second Lien Debt	507,560	Market quotes	Indicative dealer quotes	75.00%-100.00%	99.06%
Equity/Other	696,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	7.75x-8.75x	8.25x
Subordinated Structured Notes	5,453,025	Discounted Cash Flow	Discount Rate	5.04%- 32.27%(1)	17.77%(1)
	$29,514,750
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
For the three months and nine months ended March 31, 2022 there were $0 and $20,000, respectively, of structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months and nine months ended March 31, 2021 there were $1,827 of structuring fees recognized as part of interest income on the Consolidated Statement of Operations. For the three months and nine months ended March 31, 2022, there was accelerated original issue discounts due to repayments of $16,628 and $263,152, respectively included in interest income. For the three months and nine months ended March 31, 2021, there was accelerated original issue discounts due to repayments of $69,651 included in interest income. For the three months and nine months ended March 31, 2022, there was early repayment income of $0 and $60,276, respectively, included in interest income. For the three months and nine months ended March 31, 2021, there was no early repayment income included in interest income.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
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

As of June 30, 2021, the Company had an unfunded commitment related to Amerilife Holdings, LLC for $85,227. The fair value of our delayed draw term loans was zero as of June 30, 2021. As of March 31, 2022, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and generally bears an interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 201, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of March 31, 2022, we were in compliance with the applicable covenants.

As of March 31, 2022 and June 30, 2021, we had $21,000,000 outstanding on our Credit Facility. As of March 31, 2022 and June 30, 2021, the investments used as collateral for the Credit Facility had an aggregate fair value of $29,652,592 and $30,361,804, respectively, which represents 81% and 80% of our total investments for each period, respectively. As permitted by ASC 825-10-25, we have not elected to fair value our Credit Facility on the Consolidated Statements of Assets and Liabilities. The fair value of the Credit Facility was $21,000,000 and is categorized as Level 2 under ASC 820 as of March 31, 2022. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2022 and June 30, 2021, $419,245 and $463,376, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2022 and 2021, we recorded $156,955 and $140,675, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During During the nine months ended March 31, 2022 and 2021, we recorded $441,026 and $432,126, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended March 31, 2022 and 2021,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.71% and 2.40%, respectively.

For the nine months ended March 31, 2022 and 2021  the average stated interest rate (i.e., rate in effect plus the spread) was 2.47% and 2.43%, respectively. For the three months and nine months ended March 31, 2022 and 2021, average outstanding borrowings for Credit Facility was $21,000,000.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three months and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Per Share Data(a):
Net asset value at beginning of period	8.15	8.60	8.36	8.28
Net investment (loss) income	0.05	(0.02)	0.33	(0.10)
Net realized and unrealized (losses) on investments	(0.17)	0.13	(0.34)	0.85
Net increase (decrease) in net assets resulting from operations	(0.12)	0.11	(0.01)	0.75
Distributions(b)
Return of capital distributions(e)	(0.04)	(0.10)	(0.23)	(0.30)
Distributions from net investment income(e)	(0.09)	(0.07)	(0.21)	(0.19)
Total Distributions	(0.13)	(0.17)	(0.44)	(0.49)
Other (c)	—	—	(0.01)	—
Net asset value at end of period	$7.90	$8.54	$7.90	$8.54
Total return based on net asset value (d)	(1.45)%	1.23%	(0.20)%	9.2%

Supplemental Data:
Net assets at end of period	$18,796,573	$20,381,576	$18,796,573	$20,381,576
Average net assets	$19,103,141	$20,443,855	$19,465,579	$20,082,453
Average shares outstanding	2,375,169	2,380,077	2,381,206	2,374,867
Ratio to average net assets:
Total annual expenses	14.10%	19.61%	14.60%	20.43%
Total annual expenses (after expense limitation agreement)	11.47%	19.61%	11.23%	19.21%
Net investment (loss) income	2.49%	(1.16)%	5.36%	(1.54)%

Portfolio Turnover	5.35%	11.59%	32.58%	14.75%

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
(e) The amounts reflected for the three months and nine months ended March 31, 2021 were updated based on tax information received subsequent to our Form 10-Q filing for the period ended March 31, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2021 (audited):

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019(e)	June 30, 2018(f)	June 30, 2018(f)
				PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	8.28	9.88	$9.89	$13.53	$13.53
Net investment (loss) income	(0.08)	0.24	0.91	0.79	0.81
Net realized and unrealized (losses) on investments	0.82	(1.22)	(1.11)	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	0.74	(0.98)	(0.20)	(0.01)	0.02
Distributions(b)
Return of capital distributions(g)	(0.46)	(0.57)	(0.54)	(0.62)	(0.62)
Distributions from net investment income(g)	(0.19)	(0.15)	(0.03)	(0.24)	(0.24)
Total Distributions	(0.65)	(0.72)	(0.57)	(0.86)	(0.86)
Offering costs	—	—	0.61	—	—
Other (c)	(0.01)	0.10	0.15	0.05	0.04
Net asset value at end of year	$8.36	$8.28	$9.88	$12.71	$12.73
Total return based on net asset value (d)	9.03%	(10.13)%	7.52%	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$19,947,807	$19,558,400	$23,410,715	$7,933,028	$420,136
Average net assets	$20,055,524	$21,234,189	$12,536,923	$8,314,166	$439,787
Average shares outstanding	2,377,461	2,366,005	1,297,582	622,683	32,914
Ratio to average net assets:
Total annual expenses	20.07%	16.41%	23.48%	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	18.44%	13.07%	9.11%	8.91%	8.73%
Net investment (loss) income	(0.93)%	2.67%	2.15%	5.92%	6.04%

Portfolio Turnover	17.83%	24.56%	93.42%	37.42%	37.42%

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
(g) The amounts reflected for the year ended June 30, 2021 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

Information about our senior securities is shown in the following table since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2022:

	Investment Income		Net Investment Income (Loss)		Net Realized and Net Change in Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)

September 30, 2019	$748,644	$0.31	$150,724	$0.06	$(744,821)	$(0.31)	$(594,097)	$(0.25)
December 31, 2019	853,848	0.36	50,584	0.02	(347,245)	(0.15)	(296,661)	(0.13)
March 31, 2020	900,371	0.38	219,821	0.09	(2,566,076)	(1.09)	(2,346,255)	(1.00)
June 30, 2020	839,755	0.35	145,913	0.06	773,450	0.32	919,363	0.38

September 30, 2020	$848,045	$0.36	$31,475	$0.01	$475,633	$0.20	$507,108	$0.21
December 31, 2020	871,095	0.37	(203,503)	(0.09)	1,215,336	0.51	1,011,833	0.42
March 31, 2021	943,080	0.40	(59,179)	(0.02)	320,832	0.13	261,653	0.11
June 30, 2021	849,133	0.36	44,992	0.02	(74,998)	(0.03)	(30,007)	(0.01)

September 30, 2021	$995,544	$0.42	$446,574	$0.19	$(298,723)	$(0.13)	$147,851	$0.06
December 31, 2021	759,779	0.32	217,191	0.09	(113,341)	(0.05)	103,850	0.04
March 31, 2022	666,384	0.28	118,713	0.05	(394,008)	(0.17)	(275,295)	(0.12)

(1)	Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
NOTE 13 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months and nine months ended March 31, 2022 and 2021.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2022

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$(275,295)	$261,653	$(23,594)	$1,780,594
Weighted average common shares outstanding	2,375,169	2,380,077	2,381,206	2,374,867
Net increase (decrease) in net assets resulting from operations per share	$(0.12)	$0.11	$(0.01)	$0.74

NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2022 and ending May 9, 2022, the Company issued 6,046 shares pursuant to its distribution reinvestment plan in the amount of $49,152.
Investment Activity
During the period beginning April 1, 2022 and ending May 9, 2022, the Company made 1 investments totaling $1,470,000.
On April 1, 2022, The Octave Music Group, Inc. fully repaid the $422,155 First Lien Term Loan to us at par.
Credit Facility
On April 5, 2022, we paid down $500,000 on the Credit Facility. As of May 9, 2022, there was a $20,500,000 outstanding Credit Facility balance.
Repurchase Offer

On March 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $182,571. The tender offer was for cash at a price equal to the net asset value per share as of April 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2022 and a total of 240,296 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,198 shares validly tendered and not withdrawn at a price equal to $7.87 per share for an aggregate purchase price of approximately $182,571.

Distributions

On May 6, 2022, the board of directors declared distributions for the months of June 2022, July 2022 and August 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of each month in June 2022, July 2022 and August 2022 and equal a weekly amount of $0.01061 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PSIF Class A Common Shares, per share
June 24, 2022	July 1, 2022	$0.04244
July 29, 2022	August 5, 2022	$0.05305
August 26, 2022	September 2, 2022	$0.04244
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

The terms “PSIF,” “the Company,” “we,” “us” and “our” mean Prospect Sustainable Income Fund, Inc. unless the context specifically requires otherwise.

Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns that meet our ESG criteria. The Company utilizes an ESG responsibility screen and evaluates sustainability themes, in addition to analyzing companies' financial performance. Additional information regarding the company's ESG criteria can be found in the Company's Responsible Investment Policy, which is available on the Company's website at www.prospectsustainablebdc.com. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").

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

On and effective August 5, 2020, we changed our name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented. On and effective January 10, 2022, the Company changed its name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. in connection with its repositioning as an ESG focused fund, pursuant to which the Company has implemented an investment strategy to incorporate certain ESG criteria. To effectuate the name change, the Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.

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

As of May 9, 2022, we have sold a total of 2,362,062 shares of common stock, including 346,803 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,628,469, including the reduction due to ($4,158,280) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.

On March 11, 2020, the World Health Organization declared the COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As of the three months ended March 31, 2022, and subsequent to March 31, 2022, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

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
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and nine months ended March 31, 2022, we purchased investment securities (excluding short-term securities) of $1,990,000 and $12,226,250, respectively. During the same three month and nine month period ended March 31, 2022, sales and redemptions of investment securities (excluding short-term securities) were $2,496,781 and $12,611,379, respectively, resulting in a total net portfolio decline of ($506,781) and ($385,129) for the the three months and nine months ended March 31, 2022, respectively.
Debt Issuances and Redemptions
During the three months and nine months ended March 31, 2022, we drew $0 on our Credit Facility (as defined herein) for a total of $21,000,000 outstanding on our credit facility as of March 31, 2022. See "Credit Facility".
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

On March 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $182,571. The tender offer was for cash at a price equal to the net asset value per share as of April 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2022 and a total of 240,296 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,198 shares validly tendered and not withdrawn at a price equal to $7.87 per share for an aggregate purchase price of approximately $182,571.
Equity Issuances
As part of the dividend reinvestment plan, we issued 6,364, 6,349, and 6,046 shares of our common stock on February 4, 2022, March 4, 2022 and April 1, 2022, respectively.
Investments
Our investment objective is to meet our investment objective by generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns that meet our ESG criteria. To determine our investable universe, we will first seek to screen out certain issuers based on ESG industry screening criteria determined by the Fund. We then construct the Fund’s portfolio by utilizing an ESG responsibility screen and evaluating sustainability themes, in addition to analyzing companies’ financial performance.We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market.
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

Portfolio and Investment Activity
During the three months and nine months ended March 31, 2022, we purchased investment securities (excluding short-term securities) of $1,990,000 and $12,226,250, respectively. During the same three month and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $2,496,781 and $12,611,379, respectively, resulting in a total net portfolio decline of ($506,781) and ($385,129) for the the three months and nine months ended March 31, 2022, respectively. As of March 31, 2022, our investment portfolio, with a total fair value of $36,686,741, consisted of interests in 49 investments (81% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
As of March 31, 2022, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months and nine months ended March 31, 2022, the aggregate decreases in fair value and net unrealized depreciation on investments were driven by certain investments in our portfolio whose valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
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
Portfolio Holdings
As of March 31, 2022, our investment portfolio, with a total fair value of $36,686,741, consisted of interests in 24 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2022 and June 30, 2021:

	As of March 31, 2022			As of June 30, 2021
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,405,773	$29,155,092	80%	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	506,980	507,560	1%	505,448	495,856	1%
Equity/Other	681,111	696,000	2%	681,111	893,000	2%
Senior Secured Notes	1,004,758	875,064	2%	973,876	951,073	3%
Structured subordinated notes	6,138,371	5,453,025	15%	6,459,535	5,626,202	15%
Total	$37,736,993	$36,686,741	100%	$38,086,490	$37,842,310	100%

Number of portfolio companies	24			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			97%
% Fixed Rate (based on fair value)(1)	2%			3%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	6%			6%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	13%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	7%			9%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022 and June 30, 2021:

	March 31, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$6,138,371	17%	$5,453,025	15%
Healthcare & Pharmaceuticals	3,973,269	11%	4,222,135	12%
Telecommunications	3,758,140	10%	3,815,797	10%
Services: Consumer	3,964,220	11%	3,793,478	10%
High Tech Industries	2,523,783	7%	2,511,023	7%
Beverage, Food & Tobacco	2,469,449	7%	2,462,987	7%
Consumer goods: Durable	2,388,087	6%	2,376,220	7%
Media: Broadcasting & Subscription	2,000,000	5%	2,000,000	6%
Media: Diversified and Production	1,971,274	5%	1,932,683	5%
Services: Business	1,945,409	5%	1,925,904	5%
Wholesale	1,937,752	5%	1,860,000	5%
Automotive	1,227,083	3%	1,229,403	3%
Consumer goods: Non-Durable	983,650	3%	984,461	3%
Financial	1,004,758	2%	875,064	2%
Banking, Finance, Insurance & Real Estate	736,014	2%	737,001	2%
Media: Advertising, Printing & Publishing	496,082	1%	497,500	1%
Retail	219,652	0%	10,060	0%
Total	$37,736,993	100%	$36,686,741	100%

	June 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,491,735	17%	$6,562,905	17%
Structured Finance	6,459,535	17%	5,626,202	15%
Healthcare & Pharmaceuticals	4,531,018	12%	5,003,106	13%
Telecommunications	3,740,188	10%	3,855,595	10%
High Tech Industries	2,253,946	6%	2,235,256	6%
Services: Business	1,960,647	5%	1,960,647	5%
Media: Broadcasting & Subscription	1,937,073	5%	1,960,000	5%
Wholesale	1,949,670	5%	1,930,444	5%
Media: Diversified and Production	1,461,047	4%	1,601,900	4%
Transportation: Cargo	1,457,657	4%	1,470,870	4%
Automotive	1,234,894	3%	1,246,875	4%
Consumer goods: Non-Durable	990,075	3%	1,003,440	3%
Financial	973,876	3%	951,073	3%
Banking, Finance, Insurance & Real Estate	741,476	2%	742,613	2%
Consumer goods: Durable	712,061	2%	717,672	2%
Media: Advertising, Printing & Publishing	495,129	1%	485,625	1%
Beverage, Food & Tobacco	477,390	1%	477,856	1%
Retail	219,073	0%	10,231	0%
Total	$38,086,490	100%	$37,842,310	100%
As of March 31, 2022 and June 30, 2021, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of March 31, 2022 and June 30, 2021:

	March 31, 2022				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	37,736,993	100%	36,686,741	100%	38,086,490	100%	37,842,310	100%
Total Investments	$37,736,993	100%	$36,686,741	100%	$38,086,490	100%	$37,842,310	100%

(1) As of March 31, 2022 and June 30, 2021, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic.

Net Asset Value
During the three months and nine months ended March 31, 2022, our net asset value decreased by $(613,136), or $(0.25) per share and $(1,151,234), or $(0.46) per share, respectively. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(394,008), or $(0.17) per weighted average share, for the three months ended March 31, 2022 and $(806,072), or $(0.34) per weighted average share, for the nine months ended March 31, 2022. For three months ended March 31, 2022, the decrease was primarily offset by $0.08 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $118,713. For the nine months ended March 31, 2022, the decrease was primarily offset by $0.12 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $782,478. The following table shows the calculation of net asset value per share as of March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
Net assets	$18,796,573	$19,947,807
Shares of common stock issued and outstanding	2,379,213	2,386,057
Net asset value per share	$7.90	$8.36

Results of Operations
Investment Income
For the three months ended March 31, 2022 and 2021 we generated $666,384 and $943,080, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the nine months ended March 31, 2022 and 2021, we generated $2,421,707 and $2,662,220, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the nine months ended March 31, 2022, investment income was lower due to a decrease in structuring fees and accelerated original discounts as a result of full repayments of certain loans.
For the three months ended March 31, 2022 and 2021, PIK interest included in interest income totaled $194 and $22,363, respectively. For the nine months ended March 31, 2022 and 2021 PIK interest included in interest income totaled $579 and $37,518, respectively. For the three months and nine months ended March 31, 2022, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $673,391 and $1,002,259 for the three months ended March 31, 2022 and 2021, respectively. Total operating expenses before expense limitation support totaled $2,132,146 and $3,076,813 for the nine months ended March 31, 2022 and 2021, respectively. These operating expenses consisted primarily of interest and credit facility expense, amortization of offering costs, base management fees, administrator costs, legal expense, and audit and tax expense.
The base management fees for the three months ended March 31, 2022 and 2021, respectively, were $125,720 and $189,019. The base management fees for the nine months ended March 31, 2022 and 2021, respectively, were $492,917 and $556,750.

Base management fees were lower for the three and nine months ended March 31, 2021 due to the reduction in the annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly).
The interest and credit facility expense for the three months ended March 31, 2022 and 2021, respectively, were $156,955 and $140,675. The interest and credit facility expense for the nine months ended March 31, 2022 and 2021, respectively, were $441,026 and $432,126. The interest and credit facility expenses were slightly higher due to an increase in the three-month LIBOR rate. The interest expense is monitored during our monthly reporting.
The amortization of offering costs for the three months ended March 31, 2022 and 2021, respectively, were $36,801 and $102,547. The amortization of offering costs for the nine months ended March 31, 2022 and 2021, respectively, were $87,475 and $378,875. The amortization of offering costs are lower because we are currently not in an offering.
The legal expenses for the three months ended March 31, 2022 and 2021, respectively, were $24,790 and $156,679. The legal expenses for the nine months ended March 31, 2022 and 2021, respectively, were $62,770 and $297,365. The legal expenses for the three months and nine months ended March 31, 2021 were higher due to additional costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(125,720) and $0 for the three months ended March 31, 2022 and 2021, respectively, and $(492,917) and $(183,386) for the nine months ended March 31, 2022 and 2021, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $118,713 and $(59,179) for the three months ended March 31, 2022 and 2021, respectively. Our net investment income (loss) totaled $782,478 and $(231,207) for the nine months ended March 31, 2022 and 2021, respectively. The net investment income for the three months and nine months ended March 31, 2022 were higher due to a decrease in amortization of offering costs, administrator costs and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2022 and 2021, respectively, we received proceeds from sales and repayments on unaffiliated investments of $2,496,781 and $4,515,094, from which we did not recognize any realized gains (losses). For the nine months ended March 31, 2022 and 2021, respectively, we received proceeds from sales and repayments on unaffiliated investments of $12,611,379 and $5,620,552, from which we realized gains (losses) of $0 and $11,050.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2022 and 2021, respectively, net change in unrealized gains (losses) totaled $(394,008) and $320,832. For the nine months ended March 31, 2022 and 2021, respectively, net change in unrealized gains (losses) totaled $(806,072) and $2,000,751, respectively. For the three months and nine months ended March 31, 2022, the fair value of our investments was negatively impacted by uncertainty surrounding the impact of the COVID-19 pandemic and its effect on market yields and fundamental portfolio company performance. For the three months and nine months ended March 31, 2021, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the COVID-19 pandemic began.
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

At this time, it is not possible to predict the effect of the FCA Announcement, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.
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

For the nine months ended March 31, 2022 and 2021, our operating activities provided (used) $1,235,802 and $846,783 of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current quarter. There were no investing activities for the nine months ended March 31, 2022 and 2021. Financing activities used $1,147,568 and $944,714 of cash during the nine months ended March 31, 2022 and 2021, respectively, which included dividend payments of $556,105 and $550,118, respectively.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of March 31, 2022, we were in compliance with the applicable covenants.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 9, 2022 and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2022 and ending May 9, 2022, the Company issued 6,046 shares pursuant to its distribution reinvestment plan in the amount of $49,152.
Investment Activity
During the period beginning April 1, 2022 and ending May 9, 2022, the Company made 1 investments totaling $1,470,000.
On July 7, 2021, The Octave Music Group, Inc. fully repaid the $422,155 First Lien Term Loan to us at par.

Credit Facility
On April 5, 2021, we paid down $500,000 on the Credit Facility. As of May 9, 2022, there was a $20,500,000 outstanding Credit Facility balance.
Repurchase Offer

On March 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $182,571. The tender offer was for cash at a price equal to the net asset value per share as of April 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2022 and a total of 240,296 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,198 shares validly tendered and not withdrawn at a price equal to $7.87 per share for an aggregate purchase price of approximately $182,571.

Distributions

On May 6, 2022, the board of directors declared distributions for the months of June 2022, July 2022 and August 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of each month in June 2022, July 2022 and August 2022 and equal a weekly amount of $0.01061 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PSIF Class A Common Shares, per share
June 24, 2022	July 1, 2022	$0.04244
July 29, 2022	August 5, 2022	$0.05305
August 26, 2022	September 2, 2022	$0.04244

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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $123,750 and $201,289, respectively. For the nine months ended March 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $446,832 and $675,562, respectively. As of March 31, 2022 and June 30, 2021, $359,854 and $378,320, respectively, was payable to the Administrator by the Company.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2022 and 2021, PRIS incurred $0 and $13,633, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2022 and 2021, PRIS incurred $27,417 and $39,910, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of March 31, 2022 and June 30, 2021, $13,990 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2022 and 2021, PSEC incurred $550 and $0, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. During the nine months ended March 31, 2022 and 2021, PSEC incurred $550 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2022 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months and nine months ended March 31, 2022. The officers do not receive any direct compensation from the Company.

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
For the three months and nine months ended March 31, 2022, TPS incurred offering expenses of $0. For the three months and nine months ended March 31, 2021, TPS incurred offering expenses of $0 and $16,937, respectively. As of March 31, 2022 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of March 31, 2022 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's board of directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. During the three months and nine months ended March 31, 2021 as a part of the Former ELA, PFIM waived its base management fees of $0 and $183,386, respectively. During the three months and nine months ended March 31, 2022, there were no base management fees incurred by PFIM.
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
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $125,720 and $492,917 for the three months and nine months ended March 31, 2022, respectively.
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
During the three months and nine months ended March 31, 2022, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was and 189,019 and $556,750 during the three months and nine months ended March 31, 2021, respectively. During the three months ended March 31, 2021, the total base management fee was not waived by PFIM. During the nine months ended March 31, 2021, the base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of March 31, 2022, the total base management fee due to PFIM was $0.

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
There were no incentive fees payable as of March 31, 2022 or June 30, 2021. During the three months and nine months ended March 31, 2022 and 2021, there were no incentive fees incurred.

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
During the three months and nine months ended March 31, 2021, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $125,720 and $492,917 during the three months and nine months ended March 31, 2022, respectively. During the three months and nine months ended March 31, 2022, the base management fee of $125,720 and $492,917 were waived by the Adviser. As of March 31, 2022, the total base management fee due to the Adviser after the waiver was $0.

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

There were no incentive fees payable as of March 31, 2022 or June 30, 2021. During the three months and nine months ended March 31, 2022 and 2021, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2022, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $21,000,000 as of March 31, 2022.

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
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2022:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$913,274	$630,000	$283,274
Up 200 basis points	$611,442	$420,000	$191,442
Up 100 basis points	$309,611	$210,000	$99,611
Down 100 basis points	$(62,711)	$(201,930)	$139,219

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
Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2022.

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

Our consideration of ESG factors in selecting investments may limit the investment opportunities available to the Fund or exclude the securities of certain issuers for non-financial reasons. As such, the Fund may invest in companies or industries that are out of favor in the market or underperforming the market, and the Fund may forego certain market opportunities available to funds that do not invest using ESG criteria. Companies that meet the Fund's ESG criteria may be more focused on long-term rather than short-term returns, and thus may underperform in the short-term and adversely impact the Fund's short-term performance. In evaluating a company based on ESG criteria, the Sub-Adviser may use information and data from third-party providers of ESG research, which may be incomplete, inaccurate or unavailable. Research providers might only take into account one of many ESG related components of a company. There is no uniform set of ESG standards, and different third party providers may provide different or inconsistent information and data, and the data may not be comparable. There may be limitations with respect to availability of ESG data in certain sectors, as well as limited availability of investments with positive ESG assessments in certain sectors. A company’s business practices, products or services may change over time. It is possible that companies identified through the Adviser’s consideration of ESG factors will not operate as expected and will not exhibit positive ESG characteristics to the extent the Adviser might have anticipated. Further, investors may differ in their views of what constitutes positive or negative ESG characteristics of a company. As a result, the Company may invest in companies that do not reflect the beliefs of any particular investor.

Inflation can adversely impact our cost of capital and the value of our portfolio investments.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflationary price movements and the Federal Reserve has begun to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.

Changes relating to the LIBOR calculation process, and the discontinuation of LIBOR, may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate. Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

As an alternative to LIBOR, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR.Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.

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

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

As a result of Russia's military invasion of Ukraine in February 2022, the United States and other countries imposed broad-reaching political and economic sanctions on Russia, certain Russian allies believed to be providing them military or financial support, on private and public companies domiciled in Russia, including public issuers and banking and financial institutions, and on a variety of individuals. These sanctions, combined with equivalent measures taken by foreign businesses ceasing operations in Russia, continue to adversely impact global financial markets, disrupt global supply chains, and impair the value and liquidity of issuers that continue to maintain exposure to Russia and its allies, Russian investments and sectors that can be impacted by restrictions on Russian imports and exports, such as the oil and gas industry.

It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. However, the consequences of the conflict between Russia and Ukraine could result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 6, 2021	July 2, 9, 16, 23, and 30, 2021	9,247	$8.33
September 3, 2021	August 6, 13, 20, and 27, 2021	7,320	$8.33
October 1, 2021	September 3, 10, 17, and 24, 2021	6,332	$8.33
November 5, 2021	October 1, 8, 15, 22, and 29, 2021	7,956	$8.24
December 3, 2021	November 5, 12, 19, and 26, 2021	6,339	$8.24
January 7, 2022	December 3, 10, 17, 24 and 31, 2021	7,861	$8.24
February 4, 2022	January 7, 14, 21 and 28, 2022	6,364	$8.13
March 4, 2022	February 4, 11, 18 and 25, 2022	6,349	$8.13
April 1, 2022	March 25, 2022(1)	6,046	$8.13

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

On March 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $182,571. The tender offer was for cash at a price equal to the net asset value per share as of April 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on April 21, 2022 and a total of 240,296 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,198 shares validly tendered and not withdrawn at a price equal to $7.87 per share for an aggregate purchase price of approximately $182,571.

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
(6)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(7)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2022.

PROSPECT SUSTAINABLE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)