Form 10-K
period 2022-06-30
Prospect Sustainable Income Fund, Inc.
filed 2022-09-06
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
PROSPECT SUSTAINABLE INCOME FUND, INC.(Exact name of Registrant as specified in its charter)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of September 6, 2022 was 2,375,249.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•the impact of changes in London Interbank Offered Rate (“LIBOR”), the cessation of publication of certain LIBOR rates as of December 31, 2021 and in the future and the new use of the Secured Overnight Financing Rate (“SOFR”) on our operating results;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this Annual Report on Form 10-K for the year ended June 30, 2022.
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
We have based the forward-looking statements included in this report on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K

PART I

Item 1. Business

In this report, the terms “PSIF,” the "Company," “we,” “us” and “our” mean Prospect Sustainable Income Fund, Inc. (formerly known as Prospect Flexible Income Fund, Inc.) and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.

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

On and effective January 10, 2022, the Company changed its name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. in connection with its repositioning as an environmental, social and governance (“ESG”) focused fund, pursuant to which the Company has implemented an investment strategy to incorporate certain ESG criteria. To effectuate the Name Change, we amended our Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.

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

Investment Objectives and Strategy

Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns that meet our ESG criteria. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in portfolio companies that meet our ESG criteria. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We expect to make our investments directly through the primary issuance by the borrower or in the secondary market.

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

To determine our investable universe, we will first seek to screen out certain issuers based on ESG industry screening criteria determined by the Fund. Such screening criteria will eliminate: (i) issuers that derive 15% or more of revenues from the production or sale of tobacco products; (ii) issuers that derive 15% or more of revenues from the manufacture of alcoholic beverages or derive a majority of revenues from the retail sale of alcoholic beverages; (iii) issuers that derive 15% or more of revenues from the provision of gaming services or derive 15% or more of revenues from the manufacture of gaming equipment or the provision of goods and services to lottery operations; (iv) issuers that are majority owners or operators of and derive 15% or more of revenues from nuclear power plants; (v) issuers that derive 25% or more of revenues from manufacturers of certain ozone depleting chemicals, manufacturers of pesticides or chemical fertilizers, mining of thermal coal, or oils sands extraction; (vi) issuers that derive 15% or more revenues from firearms or small arms ammunition or derive a majority of revenues from the wholesale or retail distribution of firearms or small arms ammunition; (vii) issuers directly and significantly involved with the production of controversial weapons, including anti-personnel landmines, cluster munitions, and depleted uranium weapons; (viii) issuers that that derive 25% or more of revenues from weapons related contracts; and (ix) issuers that derive 15% or more of revenues in the operation of for-profit prisons or the provision of integral services to these types of facilities.

We will then construct the Fund’s portfolio by utilizing an ESG responsibility screen and evaluating sustainability themes, in addition to analyzing companies’ financial performance. When identifying prospective portfolio companies, we expect to focus primarily on the attributes set forth below, which we believe should help us generate attractive total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we chooses to invest. These attributes are:

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
•Strong ESG performance. We seek to invest in companies with strong performance related to ESG characteristics. See “Responsible Investment Policy” for more information on how we evaluate ESG responsibility characteristics and sustainability themes when selecting portfolio companies.
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

We will be subject to certain regulatory restrictions in making our investments. On January 13, 2020, (amended on August 2, 2022), we received a co-investment exemptive order from the SEC (the “Order”) granting us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed or owned by our Adviser or certain affiliates, including Prospect Capital Corporation and Priority Income Fund, Inc., where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein. Under the terms of the Order, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with other funds managed or owned by our Adviser or certain affiliates in accordance with such Order and existing regulatory guidance.

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

Large Addressable Market. According to Leveraged Commentary & Data, institutional leveraged loan issuance (senior secured loans and second lien secured loans) has seen record level inflow with three of the five largest weekly influxes on record having all occurred in 2022.We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments.

Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.8 trillion as of February 2022, will continue to drive deal activity.

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

Investments in Floating Rate Debt

A large portion of the investments we expect to make in middle market companies are expected to be in the form of floating rate debt instruments. These floating rate debt instruments are expected to be below investment grade rated (which are often referred to as “high yield” or “junk”). Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate is typically the three-month London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”), and resets every 30-90 days. As LIBOR or SOFR increases, the income stream from these floating rate instruments will also increase. Syndicated floating rate debt offers certain benefits:

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
Typical Leveraged Capital Structure Diagram

Senior Secured First Lien Loans
Senior secured first lien loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured first lien loans are expected to have initial maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured first lien loans typically will have variable rates ranging between 3.0% and 8.0% over a standard benchmark, such as the prime rate, SOFR or LIBOR.
Senior Secured Second Lien Loans
Senior secured second lien loans are immediately junior to senior secured first lien loans and have substantially the same collateral and covenant structures as senior secured first lien loans. Generally, our senior secured second lien loans are expected to have initial maturities of three to eight years. Senior secured second lien loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured first lien loans in full before senior secured second lien loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured first lien loans and senior secured second lien loans. In return for this junior ranking, senior secured second lien loans generally offer higher returns compared to senior secured first lien debt. These higher returns come in the form of higher interest. Generally, we expect that the interest rate on our senior secured second lien loans typically will have variable rates ranging between 6.0% and 11.0% over a standard benchmark, such as the prime rate, SOFR or LIBOR.
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

Code of Ethics

We have adopted a code of ethics in accordance with Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. At a meeting held on April 22, 2019, the Company’s Board of Directors unanimously agreed to amend and restate the Company’s Code of Ethics in its entirety. The Code of Ethics was amended and restated to reflect current best practices. Specifically, the amendments included clarifications and enhancements to the description of the duties and responsibilities of the Company’s Chief Compliance Officer, increased reporting and certification requirements, and an enhanced description of the restrictions on the outside business activities of the directors and officers of the Company and its investment adviser. The code of ethics is attached as Exhibit 14.1 to the Company's Form 8-K filed with the SEC on April 26, 2019, and is also available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.

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

About Our Adviser

Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of Pathway Capital Opportunity Fund, Inc. (“PWAY”) which merged with and into us (the “Merger”) on March 13, 2019. In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $7.7 billion as of June 30, 2022, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

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

COVID-19

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures worldwide. As of June 30, 2022, and subsequent to June 30, 2022, the COVID-19 pandemic has had a significant impact on the U.S. and global economy and on us.

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

Human Capital

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

Corporate Information

Our executive offices are located at 10 East 40th Street, 42nd Floor, New York, NY 10016 and our telephone number is (212) 448-0702.

Available Information

As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, proxy statements and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. These reports will also be available on our website at www.prospectsustainablebdc.com. You may access and print all documents provided through this service.

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
Certain U.S. Stockholders are limited in their ability to deduct interest expense described in Section 163(j) of the Code. If Section 163(j) applies, the business interest expense deduction allowed for the tax year is generally limited to the sum of: (1) business interest income, (2) 30% of the taxpayer’s adjusted taxable income, and (3) the taxpayer’s “floor plan financing interest expense.” Properly reported dividends paid by us that are attributable to our net business interest income may be treated as Section 163(j) interest dividends, provided that certain holding period and other requirements are satisfied and subject to certain limitations. There can be no assurance as to what portion, if any, of our distributions will qualify for such interest income.
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

•The prolonged Russian invasion of Ukraine and the resulting international response may have a material adverse impact on us and our portfolio companies.

•We are subject to risks related to corporate social responsibility.

•Inflation can adversely impact our cost of capital and the value of our portfolio investments.

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

We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this annual report on Form 10-K. In particular, if the current period of market disruption and instability caused by the COVID-19 pandemic continues for an extended period of time, our ability to declare and pay distributions on our shares may be adversely impacted. Under such circumstances, our distributions may not be consistent with historical levels, may not grow over time, and may partially comprise a return of capital; and it is possible that investors may not receive distributions at all. For more information regarding the COVID-19 pandemic, see “— Events outside of our control, including public health crises, may have, a negative impact on our portfolio companies and our business and operations.” In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions.

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

The failure of a portfolio company in which we make a debt investment to satisfy financial or operating covenants imposed by it or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the company to meet its obligations under the debt or equity securities that we holds. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Certain of our portfolio companies may be more likely to fail to satisfy financial or operating covenants under the market conditions caused by the COVID-19 pandemic, which continue for an extended period of time. For more information regarding the COVID-19 pandemic, see “ – Events outside of our control, including public health crises, may have, a negative impact on our portfolio companies and our business and operations.”

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

We will make investments primarily in companies whose securities are not publicly-traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, certain of our investments may be more difficult to dispose of at a favorable price under market conditions caused by the COVID-19 pandemic, which may continue for an extended period of time. For more information regarding the COVID-19 pandemic, see “— Events outside of our control, including public health crises, may have, a negative impact on our portfolio companies and our business and operations.”

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

Our debt investments may be based on floating rates, such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

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

As an alternative to LIBOR, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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
In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns.
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

Under our investment strategy, we may invest up to 30% of our investment in CLOs, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a significant number of risks. Generally, there may be less information available to us regarding the underlying debt investments held by CLOs than if we had invested directly in the debt of the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLOs in which we will invest. Our investments in the equity and junior debt tranches of CLOs are subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLOs. Our investments in portfolio companies may be risky, and it could lose all or part of our investment.

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
As of the filing date of this annual report on Form 10-K, there is a continued outbreak of a highly contagious form of a novel coronavirus (“COVID-19”), which the World Health Organization has declared a pandemic.
In response to the COVID-19 outbreak, many states, including those in which we and our portfolio companies operate, issued orders that required the closure of non-essential businesses and/or required or encouraged residents to stay at home as to contain or mitigate its spread, which resulted in business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While many countries, including the United States, have relaxed the early public health restrictions with a view to reopening their economies, the outbreak of new, mutated or worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations related to the COVID-19 pandemic. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In December 2020, the U.S. Food and Drug Administration (“FDA”) authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use; in August 2021, the FDA announced full approval of the Pfizer-BioNTech vaccine and, in January 2022, announced full approval of the Moderna vaccine. In June 2022, the FDA authorized emergency use of the Pfizer-BioNTech and Moderna vaccines for children as young as six months. Finally, in February 2021, the FDA authorized vaccines produced by Johnson & Johnson. Despite the greater availability of vaccines within the United States, it remains unclear how quickly the vaccines will be distributed globally, whether vaccine distributions may be paused, or whether “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely, particularly in light of the spread of viral mutations. These factors, among others, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.
Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged economic recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:
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
•increased risk of companies in which we invest being unable to endure an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this annual report on Form 10-K, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2022, including for the reasons described below.
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
The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the ongoing COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.
The volatility and disruption to the global economy from the COVID-19 pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the COVID-19 pandemic, Prospect Capital Management L.P. instituted a work from home policy. Although employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of the COVID-19 that have emerged, and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any additional “waves” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

U.S. GDP growth has been reported as negative for the last two completed calendar quarters in 2022, which has traditionally been interpreted to signal a recession for the U.S. economy. Therefore, the recessionary risks discussed above and elsewhere in these risk factors are more pronounced in the current economic environment.

Changes in interest rates may adversely affect our cost of capital, net investment income and ability to borrow money.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $38.2 million in total assets, (ii) an average cost of funds of 2.78%, (iii) $20.5 million in debt outstanding and (iv) $16.7 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholder	(26.3)%	(14.8)%	(3.4)%	8.0%	19.4%

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

The rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, on August 16, 2022, the Biden administration signed into law the Infation Reduction Act, which modifies key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Fund’s shares and their indirect effect on the value of the Fund’s assets, the Fund’s shares or market conditions generally.

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

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics and pandemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide, which could adversely affect our business, financial condition or results of operations. For example, the ongoing COVID-19 pandemic in many countries continues to adversely impact global commercial activity, and has contributed to significant volatility in financial markets. The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. See “—Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations.” Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause further volatility in interest rates, which may negatively impact our and our portfolio companies’ ability to access the debt markets on favorable terms.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. We and our Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Prospect Capital Management and third-party service providers, and the information systems of our portfolio companies. Prospect Capital Management has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In addition, state and federal laws and regulations related to BDC and RIC cyber-security compliance continue to evolve and change. These changes may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business, our portfolio companies and the value of your investment in our business.

Inflation can adversely impact our cost of capital and the value of our portfolio investments.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation levels have been at their highest point in nearly 40 years and the Federal Reserve has begun an aggressive campaign to raise certain benchmark interest rates in an effort to combat inflation. As inflation increases, the real value of our common stock and distributions therefore may decline. In addition, during any periods of rising inflation, the interest rates of debt securities we issue would likely increase, which would tend to further reduce returns to common stockholder; likewise, as interest rates increase, the value of our debt investments would decrease, though this effect can be less pronounced for floating rate instruments. This could also lead to decreased asset coverage for our outstanding debt and preferred stock. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our stockholders. This risk is greater for fixed-income instruments with longer maturities.

The prolonged Russian invasion of Ukraine and the resulting international response may have a material adverse impact on us and our portfolio companies.

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

It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. However, the consequences of the conflict between Russia and Ukraine could result in a worsening economic downturn and/or recession, globally and/or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on our returns and net asset value. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

As of June 30, 2022, 2,375,890 shares were outstanding.

Holders

Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 6, 2022:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	2,375,249
Class T Common Stock	37,500,000	—	—

As of September 6, 2022, we had 1,049 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

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

The special repurchase offer consisted of four quarterly tender offers. Each of the four tender offers that was part of the special repurchase offer allowed the Eligible Stockholders to tender for repurchase up to 25% of their shares held as of the date of the 2019 Annual Meeting. The repurchase price for any shares tendered during the special repurchase offer was equal to the NAV per share of our common stock as of the date of each such repurchase. Each Eligible Stockholder had not less than 20 business days from the date of notice of such tender offer to elect to tender their shares back to us.

Completed Share Repurchases

Below is a summary of transactions with respect to shares of common stock during each tender offer during the fiscal years ended June 30, 2022, 2021 and 2020:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2020
September 30, 2019(*)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(*)	December 27, 2019	51,715	100%	$8.91	$460,786
March 31, 2020	February 21, 2020	19,743	12%	$10.70	$211,246
March 31, 2020(*)	April 14, 2020	52,987	100%	$8.05	$426,546
Total for year ended June 30, 2020		158,934			$1,424,840

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	$229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	$192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	$201,149
Total for year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	$182,571
Total for year ended June 30, 2022		95,027			$774,034
(*)This represents a Special Repurchase Offer

Recent Sales of Unregistered Securities

In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 6, 2021	July 2, 9, 16, 23, and 30, 2021	9,247	$8.33
September 3, 2021	August 6, 13, 20, and 27, 2021	7,320	$8.33
October 1, 2021	September 3, 10, 17, and 24, 2021	6,332	$8.33
November 5, 2021	October 1, 8, 15, 22, and 29, 2021	7,956	$8.24
December 3, 2021	November 5, 12, 19, and 26, 2021	6,339	$8.24
January 7, 2022	December 3, 10, 17, 24 and 31, 2021	7,861	$8.24
February 4, 2022	January 7, 14, 21 and 28, 2022	6,364	$8.13
March 4, 2022	February 4, 11, 18 and 25, 2022	6,349	$8.13
April 1, 2022	March 25, 2022(1)	6,046	$8.13
May 6, 2022	April 29, 2022(1)	7,705	$7.87
June 3, 2022	May 27, 2022(1)	6,124	$7.87
July 1, 2022	June 24, 2022(1)	5,972	$7.87

(1) Beginning March 2022, record dates are recorded as of the close of business of the last Friday at the end of the month.

Distributions

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

The following tables reflect the cash distributions per share that were declared and paid on common stock by PSIF and PWAY during the fiscal years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively:

Fiscal year 2022
Record Date	Payment date	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
July 2, 9, 16, 23, and 30, 2021	August 4, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	September 1, 2021	$0.05204	$123,740
September 3, 10, 17, and 24, 2021	October 1, 2021	$0.04488	$107,115
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	$0.05610	$133,979
November 5, 12, 19, and 26, 2021	December 3, 2021	$0.04488	$106,670
December 3, 10, 17, 24 and 31, 2021	January 7, 2021	$0.05545	$132,137
January 7, 14, 21 and 28, 2022	February 4, 2022	$0.04436	$105,803
February 4, 11, 18 and 25, 2022	March 4, 2022	$0.04436	$105,304
March 25, 2022(1)	April 1, 2022	$0.04376	$104,118
April 29, 2022(1)	May 6, 2022	$0.05470	$130,475
May 27, 2022(1)	June 3, 2022	$0.04376	$103,704
June 24, 2022(1)	July 1, 2022	$0.04244	$100,836

(1) Beginning March 2022, record dates are recorded as of the close of business at the last Friday of the end of the month.

The following PSIF distributions were declared on May 6, 2022:

Record Date	Payment date	PSIF Class A Common Shares, per share
July 29, 2022	August 5, 2022	$0.05305
August 26, 2022	September 2, 2022	$0.04244

Fiscal year 2021
Record Date	Payment date	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
July 6, 10, 17, 24 and 31, 2020	August 7, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	September 4, 2020	$0.04716	$111,326
September 4, 11, 18 and 25, 2020	October 2, 2020	$0.05012	$119,152
October 2, 9, 16, 23 and 30, 2020	November 6, 2020	$0.06265	$149,320
November 6, 13, 20 and 27, 2020	December 4, 2020	$0.05012	$119,146
December 4, 11, 18 and 25, 2020	January 4, 2021	$0.05048	$120,377
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	$0.06310	$150,666
February 5, 12, 19 and 26, 2021	March 5, 2021	$0.05048	$120,099
March 5, 12, 19, and 26, 2021	April 2, 2021	$0.05204	$124,150
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	$0.06505	$155,656
May 7, 14, 21, and 28, 2021	June 7, 2021	$0.05204	$123,767
June 4, 11, 18, and 25, 2021	July 2, 2021	$0.05204	$124,046

Fiscal year 2020
Record Date	Payment date	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
July 5, 12, 19 and 26, 2019	July 29, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	September 2, 2019	$0.06550	$156,184
September 6, 13, 20 and 27, 2019	October 3, 2019	$0.05240	$125,345
October 4, 11, 18 and 25, 2019	October 31, 2019	$0.05240	$124,308
November 1, 8, 15, 22 and 29, 2019	December 4, 2019	$0.06550	$155,217
December 6, 13, 20 and 27, 2019	January 3, 2020	$0.05240	$124,568
January 3, 10, 17, 24 and 31, 2020	February 7, 2020	$0.06986	$162,910
February 7, 14, 21 and 28, 2020	March 6, 2020	$0.06112	$143,127
March 6, 13, 20 and 27, 2020	April 3, 2020	$0.06112	$144,513
April 3, 10, 17 and 24, 2020	May 1, 2020	$0.06112	$146,195
May 1, 8, 15, 22 and 29, 2020	June 5, 2020	$0.07640	$179,431
June 5, 12, 19, and 26, 2020	July 6, 2020	$0.04716	$111,447

PSIF Distributions

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

Item 6: Reserved
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

As of September 6, 2022, we have sold a total of 2,375,249 shares of common stock, including 381,809 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,738,082, including the reduction due to ($4,310,787) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three month and twelve months ended June 30, 2022, we purchased investment securities (excluding short-term securities) of $1,470,000 and $13,696,250, respectively. During the same three month and twelve month period ended June 30, 2022, sales and redemptions of investment securities (excluding short-term securities) were $529,887 and $13,141,266, respectively, resulting in a total net portfolio growth of $940,113 and $554,984 for the three month and twelve months ended June 30, 2022, respectively.
Debt Issuances and Redemptions
During three month and twelve months ended June 30, 2022, we paid down $500,000 on our Credit Facility (as defined herein) for a total of $20,500,000 outstanding on our credit facility as of June 30, 2022. See "Credit Facility".
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

On June 22, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $152,507. The tender offer was for cash at a price equal to the net asset value per share as of July 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2022 and a total of 250,386 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,818 shares validly tendered and not withdrawn at a price equal to $6.99 per share for an aggregate purchase price of approximately $152,507.
Equity Issuances
As part of the dividend reinvestment plan, we issued 7,705, 6,124 and 5,972 shares of our common stock on May 6, 2022, June 3, 2022 and July 1, 2022, respectively.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to 114 professionals, 47 of whom perform investment advisory functions.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
Expenses
Our primary operating expenses will be the payment of advisory fees and other expenses under the Investment Advisory Agreement with the Adviser. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
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
Portfolio and Investment Activity
During the three months and twelve months ended June 30, 2022, we purchased investment securities (excluding short-term securities) of $1,470,000 and $13,696,250, respectively. During the same three month and twelve month period ended June 30, 2022, sales and redemptions of investment securities (excluding short-term securities) were $529,887 and $13,141,266, respectively, resulting in a total net portfolio growth of $940,113 and $554,984 for the three month and twelve months ended June 30, 2022, respectively. As of June 30, 2022, our investment portfolio, with a total fair value of $35,809,997, consisted of interests in 49 investments (82% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 14% in CLO - subordinated notes).
As of June 30, 2022, there remains to be global uncertainty surrounding the COVID-19 pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the year ended June 30, 2022, the aggregate decreases in fair value and net unrealized depreciation on investments were driven by certain investments in our portfolio whose valuations continue to reflect factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II,

Item 1A. Risk Factors, “Risk Factors - The COVID-19 pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
During the three months and twelve months ended June 30, 2021, we purchased investment securities (excluding short-term securities) of $990,000 and $6,784,540, respectively. During the same three month and twelve month period, sales and redemptions of investment securities (excluding short-term securities) were $2,324,210 and $7,944,762, respectively, resulting in a total net portfolio decline of ($1,334,210) and ($1,160,222) for the three month and twelve months ended June 30, 2021, respectively. As of June 30, 2021, our investment portfolio, with a total fair value of $37,842,310, consisted of interests in 49 investments (80% in senior secured loans, 3% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
Portfolio Holdings
As of June 30, 2022, our investment portfolio, with a total fair value of $35,809,997, consisted of interests in 24 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2022 and June 30, 2021:

	As of June 30, 2022			As of June 30, 2021
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	507,496	511,464	1%	505,448	495,856	1%
Equity/Other	681,111	641,000	2%	681,111	893,000	2%
Senior Secured Notes	1,004,570	650,000	2%	973,876	951,073	3%
Structured subordinated notes	5,991,806	5,126,749	14%	6,459,535	5,626,202	15%
Total	$38,560,109	$35,809,997	100%	$38,086,490	$37,842,310	100%

Number of portfolio companies	24			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			97%
% Fixed Rate (based on fair value)(1)	2%			3%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	7%			6%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			14%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	12%			18%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	8%			9%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022 and June 30, 2021:

	June 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,991,806	16%	$5,126,749	14%
Healthcare & Pharmaceuticals	3,966,383	10%	4,053,779	11%
Telecommunications	3,759,421	10%	3,616,257	10%
Services: Consumer	3,917,659	10%	3,614,230	10%
Services: Business	3,411,023	9%	3,272,314	9%
Beverage, Food & Tobacco	2,463,631	6%	2,385,703	7%
High Tech Industries	2,518,008	7%	2,378,482	7%
Media: Broadcasting & Subscription	1,995,000	5%	1,960,080	6%
Consumer goods: Durable	1,970,645	5%	1,911,603	5%
Wholesale	1,933,776	5%	1,760,222	5%
Media: Diversified and Production	1,971,758	5%	1,702,829	5%
Automotive	1,224,478	3%	1,217,087	3%
Consumer goods: Non-Durable	981,508	3%	914,067	3%
Banking, Finance, Insurance & Real Estate	734,193	2%	735,131	2%
Financial	1,004,570	3%	650,000	2%
Media: Advertising, Printing & Publishing	496,398	1%	501,250	1%
Retail	219,852	0%	10,214	0%
Total	$38,560,109	100%	$35,809,997	100%

	June 30, 2021
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,491,735	17%	$6,562,905	17%
Structured Finance	6,459,535	17%	5,626,202	15%
Healthcare & Pharmaceuticals	4,531,018	12%	5,003,106	13%
Telecommunications	3,740,188	10%	3,855,595	10%
High Tech Industries	2,253,946	6%	2,235,256	6%
Services: Business	1,960,647	5%	1,960,647	5%
Media: Broadcasting & Subscription	1,937,073	5%	1,960,000	5%
Wholesale	1,949,670	5%	1,930,444	5%
Media: Diversified and Production	1,461,047	4%	1,601,900	4%
Transportation: Cargo	1,457,657	4%	1,470,870	4%
Automotive	1,234,894	3%	1,246,875	4%
Consumer goods: Non-Durable	990,075	3%	1,003,440	3%
Financial	973,876	3%	951,073	3%
Banking, Finance, Insurance & Real Estate	741,476	2%	742,613	2%
Consumer goods: Durable	712,061	2%	717,672	2%
Media: Advertising, Printing & Publishing	495,129	1%	485,625	1%
Beverage, Food & Tobacco	477,390	1%	477,856	1%
Retail	219,073	0%	10,231	0%
Total	$38,086,490	100%	$37,842,310	100%
As of June 30, 2022 and June 30, 2021, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of June 30, 2022 and June 30, 2021:

	June 30, 2022				June 30, 2021
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	38,560,109	100%	35,809,997	100%	38,086,490	100%	37,842,310	100%
Total Investments	$38,560,109	100%	$35,809,997	100%	$38,086,490	100%	$37,842,310	100%

(1) As of June 30, 2022 and June 30, 2021, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic.

Net Asset Value
During the year ended June 30, 2022, our net asset value decreased by $(3,246,832), or $(1.33) per share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(2,505,932), or $(1.05) per weighted average share. For the year ended June 30, 2022, the decrease was primarily offset by $0.28 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $746,336. The following table shows the calculation of net asset value per share as of June 30, 2022 and June 30, 2021.

	June 30, 2022	June 30, 2021
Net assets	$16,700,975	$19,947,807
Shares of common stock issued and outstanding	2,375,890	2,386,057
Net asset value per share	$7.03	$8.36

Results of Operations
Investment Income
For the years ended June 30, 2022, 2021 and 2020 we generated $3,104,502, $3,511,353 and $3,342,618, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the year ended June 30, 2022, investment income was lower due to a decrease in structuring fees and accelerated original discounts as a result of full repayments of certain loans.
For the years ended June 30, 2022, 2021 and 2020 PIK interest included in interest income totaled $778, $58,317 and $10,273, respectively. For the year ended June 30, 2022, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $2,969,303, $4,025,027 and $3,484,040 for the years ended June 30, 2022, 2021 and 2020, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the years ended June 30, 2022, 2021 and 2020, respectively, were $611,137, $745,047 and $708,464. Base management fees were lower for the year ended June 30, 2022 due to the reduction in the annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly).
The interest and credit facility expense for the years ended June 30, 2022, 2021 and 2020, respectively, were $648,025, $569,181 and $603,263. The interest and credit facility expenses were higher for the year ended June 30, 2022 due to an increase in the three-month LIBOR rate. The interest expense is monitored during our monthly reporting.
The offering costs for the years ended June 30, 2022, 2021 and 2020, respectively, were $188,774, $544,502 and $575,073. The offering costs are lower for the year ended June 30, 2022 because we are currently not conducting a public offering.

The legal expenses for the years ended June 30, 2022, 2021 and 2020, respectively, were $99,961, $337,823 and $175,811. The legal expenses for the year ended June 30, 2022 decreased due to a reduction in time incurred with external third party legal service providers. The legal expenses for the year ended June 30, 2021 were higher due to additional costs associated with proxy filings. The legal expenses for the year ended June 30, 2020 were higher due capitalized costs incurred related to the credit facility.
The valuation services for the years ended June 30, 2022, 2021 and 2020, respectively, were $46,823, $114,847 and $129,710. The valuation costs for the year ended June 30, 2022 were lower due leveraging the valuation services provided for co-investments.
The general and administrative expense for the years ended June 30, 2022, 2021 and 2020, respectively, were $61,909, $148,966 and $109,600. The general and administrative expense for the year ended June 30, 2022 were lower due the reduction in third party vendor usage.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(611,137), $(327,459) and $(708,464) for the years ended June 30, 2022, 2021 and 2020, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $746,336, $(186,215) and $567,042 for the years ended June 30, 2022, 2021 and 2020, respectively. The net investment income for the year ended June 30, 2022 were higher due to a decrease in amortization of offering costs, administrator costs and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2022, 2021 and 2020, respectively, we received proceeds from sales and repayments on unaffiliated investments of $13,141,266, $7,944,762 and $8,271,306, from which we realized gains (losses) of $0, $(30,230) and $(1,552,290), respectively.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2022, 2021 and 2020, respectively, net change in unrealized gains (losses) totaled $(2,505,932), $1,967,030 and $(1,332,402) , respectively. For the year ended June 30, 2022, the fair value of our investments was negatively impacted by uncertainty surrounding the impact of the COVID-19 pandemic and its effect on the supply chain, labor shortages, market yields and fundamental portfolio company performance. For the year ended June 30, 2021, the fair value of our investments was positively impacted by the rebound of U.S loan prices since the COVID-19 pandemic began.
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

For the years ended June 30, 2022, 2021 and 2020 our operating activities provided (used) $338,085, $885,846 and $(16,458,235) of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current year. For the years ended June 30, 2022, 2021 and 2020, operating activities included the purchases of investments totaling $(13,696,250), $(6,784,540) and $(23,678,340), respectively, which was offset by the repayments and sales of portfolio investments of $13,141,266, $7,944,762 and $8,271,306, respectively. Financing activities (used) provided $(2,010,446), $(1,348,579) and $13,330,154 of cash during the years ended June 30, 2022, 2021 and 2020, respectively, which included dividend payments of $(736,412), $(752,836) and $(814,497), respectively. For the years ended 2020 and 2021, financing activities included proceeds from shares issued prior to the termination of the offering. For the years ended June 30, 2022 and 2020, we repaid $500,000 and drew $15,500,000, respectively, under the credit facility. For the year ended June 30, 2021, there were no repayments or borrowings under the facility.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of June 30, 2022, we were in compliance with the applicable covenants. As of June 30, 2022, we had $20,500,000 outstanding on our Credit Facility with $29,500,000 capital remaining available under the Credit Facility. As of June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $29,382,034, which represents 82% of our total investments. These securities are not available as collateral to the Company's general creditors.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on September 6, 2022 and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2022 and ending September 6, 2022, the Company issued 21,177 shares pursuant to its distribution reinvestment plan in the amount of $153,281.
Credit Facility
On July 20, 2022, we paid down $500,000 on the Credit Facility. As of September 6, 2022, there was a $20,000,000 outstanding Credit Facility balance.
Repurchase Offer

On June 22, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $152,507. The tender offer was for cash at a price equal to the net asset value per share as of July 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2022 and a total of 250,386 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 21,818 shares validly tendered and not withdrawn at a price equal to $6.99 per share for an aggregate purchase price of approximately $152,507.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 6, 2022, one-month SOFR is utilized as the floating benchmark rate on 3 of our loans and three-month SOFR is utilized as the floating benchmark rate on 1 of our loans. As of September 6, 2022, the one-month SOFR was [__]% and one-month USD LIBOR was [__]%, while the three-month SOFR was [_]% and three-month LIBOR was [__]%.

At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds.

Second Amended and Restated Expense Limitation Agreement

On August 23, 2022, the Company entered into a Second Amended and Restated Expense Limitation Agreement (the “Second Amended and Restated ELA”) with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from June 30, 2022 to December 31, 2022, in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Second Amended and Restated ELA are identical to those of the ELA.

Distributions

On August 23, 2022, the Board of Directors declared distributions for the months of September 2022 and October 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of the last Friday at the end of each month in September 2022 and October 2022 and equal a weekly amount of $0.00944 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PSIF Class A Common Shares, per share
September 30, 2022	October 7, 2022	$0.04720
October 28, 2022	November 4, 2022	$0.03776

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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2022, 2021 and 2020, allocation of overhead from the Administrator to the Company was $671,707, $868,062 and $596,030, respectively. As of June 30, 2022 and June 30, 2021, $356,125 and $378,320, respectively, was payable to the Administrator by the Company.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC (the “Order”),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation (“PSEC”) and Priority Income Fund, Inc. (“PRIS”), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2022, 2021 and 2020, PRIS incurred $27,417, $53,310 and $77,212, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2022 and June 30, 2021, $0 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2022, 2021 and 2020, PSEC incurred $550, $6,779 and $9,065, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company.

The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2022 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2022. The officers do not receive any direct compensation from the Company.

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with Triton Pacific Securities, LLC ("TPS"), which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen.
For the years ended June 30, 2022, 2021 and 2020, TPS incurred offering expenses of $0, $16,937 and $208,228, respectively. As of June 30, 2022 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of June 30, 2022 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's Board of Directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. During year ended ended June 30, 2021, as a part of the Former ELA, PFIM waived its base management fees of $183,386. During the year ended June 30, 2022, there were no base management fees incurred by PFIM.
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
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). The Annual Limit was further amended, see "Recent Developments" above for additional information. After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $611,137 and $144,073 for the years ended June 30, 2022 and 2021, respectively.
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

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

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
During the year ended June 30, 2022, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was and $600,974 and $708,464 during years ended June 30, 2021 and 2020, respectively. During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, the base management fee was not waived by PFIM. During the year ended ended June 30, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. During the year ended June 30, 2020, base management fees of $708,464 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of June 30, 2022, the total base management fee due to PFIM was $0.

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
There were no incentive fees payable as of June 30, 2022 or June 30, 2021. During the years ended June 30, 2022, 2021 and 2020, there were no incentive fees incurred.

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
During year ended June 30, 2020, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $144,073 for period from April 20, 2021 through June 30, 2021, which is the date the Investment Advisory Agreement was entered into with the Adviser through the year ended June 30, 2021. The total base management fee incurred by the Adviser was $611,137 during the year ended June 30, 2022. During years ended June 30, 2022 and 2021, the base management fee of $611,137 and $144,073, respectively, were waived by the Adviser. As of June 30, 2022 and June 30, 2021, the total base management fee due to the Adviser after the waiver was $0.

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
There were no incentive fees payable as of June 30, 2022 or June 30, 2021. During the years ended June 30, 2022, 2021 and 2020, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

Critical Accounting Policies
Valuation of Portfolio Investments
As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statements of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level 1. Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
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
Investments for which market quotations are readily available are valued at such market quotations.
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, due to factors such as volume and frequency of price quotes, our Board of Directors has approved a multi-step valuation process each quarter, as described below.
1. Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.
2. The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.
3. The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.
4. The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.

In applying these methodologies, additional factors that we consider in valuing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Economic Conditions – Events outside of our control, including public health crises, may have a negative impact on our portfolio companies and our business and operations” in this Annual Report on Form 10-K.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of June 30, 2022, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is three-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $20,500,000 as of June 30, 2022.

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
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2022:

LIBOR Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,044,145	$615,000	$429,145
Up 200 basis points	$732,613	$410,000	$322,613
Up 100 basis points	$421,080	$205,000	$216,080
Down 100 basis points	$(261,190)	$(205,000)	$(56,190)
Down 200 basis points	$(358,369)	$(410,000)	$51,631
Down 300 basis points	$(358,369)	$—	$(358,369)

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

In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to our “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Investments.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Prospect Sustainable Income Fund, Inc. (formerly known as “Prospect Flexible Income Find, Inc.)
New York, New York
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Prospect Sustainable Income Fund, Inc. and its subsidiary (formerly known as “Prospect Flexible Income Find, Inc.) (the “Company”), including the consolidated schedules of investments, as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2022 and 2021 by correspondence with the custodians, brokers, and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 8 to the consolidated financial statements, the Company's consolidated investments at fair value were $35.8 million as of June 30, 2022. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments in portfolio companies and collateralized loan obligations (“CLO”), substantially all of which have been classified as level 3 investments in the fair value hierarchy. The Company’s determination of fair value for these level 3 investments involves valuation techniques as outlined in Note 2 and requires management to make judgments on the utilization of inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from third-party valuation firms, management and the Audit Committee. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
We identified the valuation of level 3 investments as a critical audit matter. The principal considerations for our determination are the use of valuation approaches, including complex techniques to value these investments and the use of significant unobservable inputs, which are inherently uncertain and subjective, including revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples, discount rates and market yields for portfolio companies and discount rates for CLOs. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of management’s fair value estimates and performing the following procedures for a selection of investments:
a.assessing the appropriateness of valuation approaches, such as the market or income approach for portfolio companies, including discounted cash flow techniques for portfolio companies and CLOs;
b.evaluating whether significant unobservable inputs used were reasonable including (a) historical or forecasted revenue or EBITDA multiples, discount rates, and market yields for portfolio companies, and (b) discount rates for CLOs;
c.recalculating the fair value estimates for portfolio companies; and
d.performing independent fair value calculations for CLOs from independently derived assumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

New York, New York

September 6, 2022

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Assets	June 30, 2022	June 30, 2021
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $38,560,109 and $38,086,490, respectively)	$35,809,997	$37,842,310
Total investments (Note 7)	35,809,997	37,842,310
Cash	1,467,568	3,139,929
Deferred financing costs (Note 10)	404,589	463,376
Prepaid expenses and other assets	224,395	386,196
Interest receivable	216,257	68,750
Receivable for repayments of portfolio investments	33,940	9,590
Total Assets	38,156,746	41,910,151

Liabilities
Revolving Credit Facility (Note 10)	20,500,000	21,000,000
Due to Administrator (Note 4)	356,125	378,320
Accrued legal fees	168,468	72,185
Accrued audit fees	128,140	160,000
Distributions payable	100,836	124,046
Accrued expenses	100,555	91,871
Interest payable	96,712	54,451
Tax payable	4,935	—
Due to PFIM (Note 4)	—	44,223
Due to Affiliates (Note 4)	—	37,248
Total Liabilities	21,455,771	21,962,344
Commitments and Contingencies (Note 9)	—	—
Net Assets	$16,700,975	$19,947,807

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,375,890 and 2,386,057 Class A shares issued and outstanding, respectively) (Note 3)	$2,376	$2,386
Paid-in capital in excess of par (Note 3 and Note 6)	25,209,965	25,350,732
Total distributable earnings (loss) (Note 6)	(8,511,366)	(5,405,311)
Net Assets	16,700,975	19,947,807
Net Asset Value Per Share (Note 11)	$7.03	$8.36

See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended June 30,
	2022	2021	2020
Investment Income
Interest income from non-control/non-affiliate investments	$2,276,546	$2,333,573	$2,344,372
Interest income from structured credit securities	827,956	1,177,780	998,246
Total Investment Income	3,104,502	3,511,353	3,342,618

Operating Expenses
Administrator Costs (Note 4)	671,707	868,062	596,030
Interest expense and credit facility expenses (Note 10)	648,025	569,181	603,263
Base management fees (Note 4)	611,137	745,047	708,464
Audit and tax expense	291,127	347,571	260,398
Transfer agent’s fees and expenses	191,969	177,135	167,781
Offering costs	188,774	544,502	575,073
Insurance expense	152,936	171,893	157,910
Legal expense	99,961	337,823	175,811
General and administrative	61,909	148,966	109,600
Valuation services	46,823	114,847	129,710
Excise tax expense	4,935	—	—
Total Operating Expenses	2,969,303	4,025,027	3,484,040
Expense limitation payment (Note 4)	(611,137)	(327,459)	(708,464)
Total Net Operating Expenses	2,358,166	3,697,568	2,775,576
Net Investment Income (Loss)	746,336	(186,215)	567,042

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	(30,230)	(1,552,290)
Net realized gains (losses)	—	(30,230)	(1,552,290)
Net change in unrealized (losses) gains:
Affiliate investments	—	(314,631)	216,172
Non-control/non-affiliate investments	(2,505,932)	2,281,661	(1,548,574)
Net change in unrealized (losses) gains	(2,505,932)	1,967,030	(1,332,402)
Net Realized and Net Change in Unrealized (Losses) Gains on Investments	(2,505,932)	1,936,800	(2,884,692)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,759,596)	$1,750,585	$(2,317,650)
Net increase (decrease) in net assets resulting from operations per share (Note 11)(1)	$(0.74)	$0.74	$(0.98)
Distributions declared per share	$0.59	$0.65	$0.72

(1) For the year ended June 30, 2022, 2021 and 2020, the weighted average common shares outstanding were 2,380,229, 2,377,461 and 2,366,005, respectively.

See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net decrease in net assets resulting from operations
Net investment income	—	—	—	746,336	746,336
Net change in unrealized losses on investments	—	—	—	(2,505,932)	(2,505,932)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(1,027,612)	(1,027,612)
Return of capital distributions	—	—	(381,597)	—	(381,597)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	84,860	85	695,922	—	696,007
Repurchase of common shares (Note 3)	(95,027)	(95)	(773,939)	—	(774,034)
Tax Reclassification of Net Assets (Note 6)	—	—	318,847	(318,847)	—
Total Decrease for the year ended June 30, 2022	(10,167)	(10)	(140,767)	(3,106,055)	(3,246,832)
Balance as of June 30, 2022	2,375,890	$2,376	$25,209,965	$(8,511,366)	$16,700,975

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Year Ended June 30, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	(186,215)	(186,215)
Net realized losses on investments	—	—	—	(30,230)	(30,230)
Net change in unrealized gains on investments	—	—	—	1,967,030	1,967,030
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(350,405)	(350,405)
Return of capital distributions	—	—	(1,206,425)	—	(1,206,425)
Capital Transactions
Shares issued	31,133	31	280,969	—	281,000
Commissions and fees on shares sold	—	—	(16,860)	—	(16,860)
Shares issued through reinvestment of distributions	92,938	94	791,301	—	791,395
Repurchase of common shares	(101,025)	(102)	(859,781)	—	(859,883)
Tax Reclassification of Net Assets (Note 6)	—	—	(772,054)	772,054	—
Total Increase (Decrease) for the year ended June 30, 2021	23,046	23	(1,782,850)	2,172,234	389,407
Balance as of June 30, 2021	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Common Stock
For the Year Ended June 30, 2020	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance as of June 30, 2019	2,370,011	$2,370	$29,986,710	$(6,578,365)	$23,410,715
Net decrease in net assets resulting from operations
Net investment income	—	—	—	567,042	567,042
Net realized losses on investments	—	—	—	(1,552,290)	(1,552,290)
Net change in unrealized losses on investments	—	—	—	(1,332,402)	(1,332,402)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(346,714)	(346,714)
Return of capital distributions	—	—	(1,351,043)	—	(1,351,043)
Capital Transactions
Shares issued	65,395	65	734,355	—	734,420
Commissions and fees on shares sold	—	—	(44,423)	—	(44,423)
Shares issued through reinvestment of distributions	86,539	87	897,848	—	897,935
Repurchase of common shares	(158,934)	(159)	(1,424,681)	—	(1,424,840)
Tax Reclassification of Net Assets (Note 6)	—	—	(1,665,184)	1,665,184	—
Total Increase (Decrease) for the year ended June 30, 2020	(7,000)	(7)	(2,853,128)	(999,180)	(3,852,315)
Balance as of June 30, 2020	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

	Year Ended June 30,
	2022	2021	2020
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,759,596)	$1,750,585	$(2,317,650)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	188,774	544,502	575,073
Purchases of investments	(13,696,250)	(6,784,540)	(23,678,340)
Repayments and sales of portfolio investments	13,141,266	7,944,762	8,271,306
Net change in unrealized losses (gains) on investments	2,505,932	(1,967,030)	1,332,402
Net realized losses on investments	—	30,230	1,552,290
Accretion of purchase discount on investments, net	82,143	(343,712)	(111,531)
Amortization of deferred financing costs	58,787	58,787	60,488
Payment-in-kind interest	(778)	(58,317)	(10,273)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	—	381,075	571,556
Receivable for repayments of portfolio investments	(24,350)	(9,590)	—
Interest receivable	(147,507)	(4,200)	(17,663)
Due from Adviser (Note 4)	—	—	128,852
Deferred offering costs (Note 4)	(188,774)	(263,299)	(563,847)
Prepaid expenses and other assets	161,801	(599)	42,347
Due from Affiliate (Note 4)	—	—	2,137
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	(44,223)	44,223	(127,414)
Accrued expenses	8,684	63,542	(129,544)
Accrued legal fees	96,283	24,444	(431,296)
Accrued audit fees	(31,860)	(18,550)	(191,212)
Due to Administrator (Note 4)	(22,195)	248,436	(218,851)
Payable for investments purchased	—	(690,000)	(1,271,399)
Due to Affiliates (Note 4)	(37,248)	(57,727)	40,770
Interest payable	42,261	(7,176)	33,564
Tax payable	4,935	—	—
Net cash provided (used in) by operating activities	338,085	885,846	(16,458,235)
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	—	281,000	734,420
Commissions and fees on shares issued	—	(16,860)	(44,423)
Distributions paid to stockholders	(736,412)	(752,836)	(814,497)
Repurchase of common shares	(774,034)	(859,883)	(1,920,346)
Financing costs paid and deferred	—	—	(125,000)
Borrowings under Revolving Credit Facility (Note 10)	—	—	15,500,000
Repayments under Revolving Credit Facility (Note 10)	(500,000)	—	—
Net cash (used in) provided by financing activities	(2,010,446)	(1,348,579)	13,330,154
Net increase (decrease) in cash	(1,672,361)	(462,733)	(3,128,081)
Cash at beginning of year	3,139,929	3,602,662	6,730,743
Cash at end of year	$1,467,568	$3,139,929	$3,602,662
Supplemental disclosures:
Cash paid for interest	$546,976	$517,570	$509,211
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$696,007	$791,395	$897,935
See notes to consolidated financial statements.

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.67%)	—	3/18/2027	$735,131	$734,193	$735,131	4.40%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(g)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (6.75%)	1.00	11/1/2024	1,939,086	1,856,264	1,792,400	10.73%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (6.25%)	0.75	6/9/2028	1,989,975	1,989,534	1,964,702	11.76%
CareerBuilder, LLC(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (9.00%)	1.00	7/31/2023	969,272	945,068	661,528	3.96%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (6.92%)	0.50	12/21/2028	1,995,000	1,995,000	1,960,080	11.74%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	1M SOFR+4.75% (6.28%)	0.75	4/26/2029	1,500,000	1,470,694	1,495,135	8.95%
Excelitas Technologies Corp.(i)	High Tech Industries	7/21/2021	3ML+3.50% (5.75%)	1.00	12/2/2024	494,819	494,819	481,953	2.89%
First Brands Group(i)	Automotive	3/24/2021	3M SOFR+5.00% (6.29%)	1.00	3/30/2027	1,234,375	1,224,478	1,217,087	7.29%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (5.17%)	0.75	2/14/2025	1,488,520	1,485,443	1,407,887	8.43%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/21/2018	1ML+7.00% (8.67%)	1.00	3/21/2025	478,750	474,097	421,001	2.52%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (5.75%)	0.75	7/28/2028	1,975,000	1,970,645	1,911,603	11.45%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (6.50%)	1.00	12/20/2024	1,940,329	1,940,329	1,777,179	10.64%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML + 4.75% (6.42%)	0.75	6/1/2028	990,000	981,508	914,067	5.47%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (5.92%)	—	11/28/2025	2,033,811	2,023,189	1,896,529	11.36%
Shutterfly, LLC(j)	Media: Diversified and Production	7/1/2021	3ML+5.00% (7.25%)	0.75	9/25/2026	1,980,000	1,971,758	1,702,829	10.20%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (7.75%)	0.75	3/17/2026	1,750,000	1,735,091	1,738,591	10.41%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (6.29%)	—	4/16/2026	1,949,749	1,933,776	1,760,222	10.54%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1M SOFR+4.25% (5.89%)	—	11/20/2026	1,237,500	1,237,500	1,214,111	7.27%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	1ML+4.25% (5.92%)	—	11/29/2025	1,938,291	1,903,157	1,823,857	10.92%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (7.07%)	—	10/1/2025	2,033,645	2,008,583	2,004,892	12.00%
Total Senior Secured Loans-First Lien							$30,375,126	$28,880,784	172.93%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$13,180	$11,098	$10,214	0.06%
Inmar, Inc.(g)	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (9.67%)	1.00	5/1/2025	500,000	496,398	501,250	3.00%
Total Senior Secured Loans-Second Lien							$507,496	$511,464	3.06%

Senior Secured Notes (j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,570	$650,000	3.89%
Total Senior Secured Notes							$1,004,570	$650,000	3.89%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.71%	N/A	10/20/2030	$250,000	$155,872	$152,941	0.92%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.11%	N/A	7/18/2029	250,000	185,058	188,800	1.13%
California CLO IX, Ltd.	Structured Finance	12/13/2019	25.84%	N/A	7/16/2032	500,000	235,293	248,271	1.49%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	9.89%	N/A	7/15/2030	250,000	180,136	149,739	0.90%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	8.77%	N/A	1/22/2030	500,000	439,704	371,492	2.22%

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.04%	N/A	7/24/2030	$250,000	$177,029	$131,414	0.79%
GoldenTree Loan Opportunities IX, Ltd.(n)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	173,284	141,520	0.85%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	4.47%	N/A	4/22/2030	250,000	150,692	147,166	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.39%	N/A	10/22/2030	250,000	179,237	144,010	0.86%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	4.30%	N/A	7/16/2029	850,000	461,544	369,938	2.22%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.20%	N/A	7/19/2030	500,000	288,992	284,953	1.71%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	15.66%	N/A	2/14/2031	387,538	237,864	186,244	1.12%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	10.25%	N/A	3/17/2030	475,000	395,982	358,833	2.15%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	25.52%	N/A	7/20/2030	250,000	158,869	160,926	0.96%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	21.52%	N/A	4/15/2031	500,000	378,007	358,779	2.15%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	21.53%	N/A	10/21/2030	250,000	189,691	195,703	1.17%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	34,795	0.21%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	9.65%	N/A	1/26/2031	1,500,000	766,586	603,543	3.61%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	12.73%	N/A	10/23/2031	150,000	57,604	44,636	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	10.66%	N/A	1/21/2031	250,000	208,570	178,152	1.07%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	2.03%	N/A	7/22/2030	325,000	224,218	165,368	0.99%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.29%	N/A	10/15/2031	250,000	209,499	191,174	1.14%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	6.58%	N/A	10/15/2030	278,312	179,004	135,487	0.81%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	12.98%	N/A	1/21/2031	250,000	197,172	182,865	1.09%
Total Structured Subordinated Notes							$5,991,806	$5,126,749	30.71%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$641,000	3.84%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$641,000	3.84%

Total Portfolio Investments							$38,560,109	$35,809,997	214.43%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2022, 17% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML"), two-month ("2ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at June 30, 2022 and June 30, 2021 were $29,382,034 and $30,361,804, respectively, representing 82% and 80% of our total investments, respectively.
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
(k)     Acquisition date represents the date of FLEX's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at FLEX's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Amerilife Holdings, LLC	Senior Secured Loans-First Lien	11/2/2020	85,227
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Senior Secured Loans-First Lien	8/2/2019	908,750
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Rocket Software, Inc.	Senior Secured Loans-First Lien	6/28/2019, 7/30/2019	1,327,272
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
(l)     The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2021

						June 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (4.10%)	—	3/18/2027	$742,613	$741,476	$742,613	3.72%
CareerBuilder (i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (7.75%)	1.00	7/31/2023	969,272	922,758	924,928	4.64%
Correct Care Solutions Group Holdings, LLC (i)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (5.60%)	—	10/1/2025	2,054,719	2,021,964	2,054,719	10.30%
Digital Room Holdings, Inc (i)(k)	Media: Broadcasting & Subscription	5/14/2019	6ML+5.00% (5.20%)	—	5/21/2026	1,960,000	1,937,073	1,960,000	9.83%
First Brands, LLC (f/k/a Trico Group, LLC(i)	Automotive	3/24/2021	1ML+5.00% (6.00%)	1.00	3/30/2027	1,246,875	1,234,894	1,246,875	6.25%
Global Tel*Link Corporation (i)(k)	Telecommunications	4/5/2019	1ML+4.25% (4.35%)	—	11/29/2025	1,944,395	1,898,977	1,944,395	9.75%
Keystone Acquisition Corp. (i)(k)	Healthcare & Pharmaceuticals	4/10/2019	3ML+5.25% (6.25%)	1.00	5/1/2024	2,055,387	2,036,697	2,055,387	10.30%
McAfee LLC (j)	High Tech Industries	9/17/2017	1ML+3.75% (3.85%)	—	9/30/2024	214,334	212,845	214,616	1.08%
The Octave Music Group, Inc.(f)(i)	Consumer goods: Durable	2/26/2020	1ML+5.25% (6.25%) plus 0.75% PIK	1.00	5/29/2025	717,672	712,061	717,672	3.60%
PGX Holdings, Inc. (f)(i)(k)	Services: Consumer	4/2/2019	3ML+5.25% (6.25%) plus 4.25% PIK	1.00	9/29/2023	1,959,852	1,916,525	1,959,852	9.82%
Quidditch Acquisition, Inc. (i)	Beverage, Food & Tobacco	3/21/2018	3ML+7.00% (8.00%)	1.00	3/21/2025	483,750	477,390	477,856	2.40%
Research Now Group, Inc. & Survey Sampling International LLC (i)	Services: Business	4/2/2019	3ML+5.50% (6.50%)	1.00	12/20/2024	1,960,647	1,960,647	1,960,647	9.83%
Rising Tide Holdings, Inc. (j)	Consumer goods: Non-Durable	5/26/2021	1M + 4.75% (5.50)	0.75	6/1/2028	1,000,000	990,075	1,003,440	5.03%
Rocket Software, Inc. (j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (4.35%)	—	11/28/2025	2,054,832	2,041,101	2,020,640	10.13%
Securus Technologies Holdings, Inc. (i)(k)	Telecommunications	7/31/2019	3ML+4.50% (5.50%)	1.00	11/1/2024	1,959,391	1,841,211	1,911,200	9.58%
Shutterfly, Inc.(j)(k)	Media: Diversified and Production	11/14/2019	1ML+6.00% (7.00%)	1.00	9/25/2026	1,601,935	1,461,047	1,601,900	8.03%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (6.25%)	0.75	3/17/2026	1,950,000	1,931,078	1,950,000	9.77%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (5.18%)	—	4/16/2026	1,969,849	1,949,670	1,930,444	9.68%
Transplace Holdings, Inc. (i)	Transportation: Cargo	4/10/2019	3ML+3.75% (4.75%)	1.00	10/7/2024	1,470,870	1,457,657	1,470,870	7.37%
Upstream Newco, Inc.(i)	Services: Consumer	10/24/2019	1ML+4.50% (4.60%)	—	11/20/2026	1,728,125	1,721,374	1,728,125	8.66%
Total Senior Secured Loans-First Lien							$29,466,520	$29,876,179	149.77%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$12,401	$10,319	$10,231	0.05%
Inmar, Inc. (g)	Media: Advertising, Printing & Publishing	5/1/2017	3ML+8.00% (9.00%)	1.00	5/1/2025	500,000	495,129	485,625	2.44%
Total Senior Secured Loans-Second Lien							$505,448	$495,856	2.49%

Senior Secured Notes (i)(l)
Ace Cash Express, Inc.(k)(o)	Financial	12/8/2017	12.00%	N/A	12/15/2022	$1,000,000	$973,876	$951,073	4.77%
Total Senior Secured Notes							$973,876	$951,073	4.77%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.44%	N/A	10/20/2030	$250,000	$162,512	$164,370	0.82%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.15%	N/A	7/18/2029	250,000	182,953	193,258	0.97%
California CLO IX, Ltd.	Structured Finance	12/13/2019	29.32%	N/A	7/16/2032	500,000	214,997	243,934	1.22%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	16.92%	N/A	7/15/2030	250,000	196,354	165,110	0.83%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	13.16%	N/A	1/22/2030	500,000	477,445	415,738	2.08%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	17.22%	N/A	7/24/2030	250,000	181,178	122,721	0.62%

PROSPECT SUSTAINABLE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2021

						June 30, 2021
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	11.44%	N/A	10/29/2029	$250,000	$194,348	$160,523	0.81%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	22.71%	N/A	4/22/2030	250,000	176,881	182,378	0.91%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	15.75%	N/A	10/22/2030	250,000	191,936	152,925	0.77%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	17.26%	N/A	7/16/2029	850,000	548,981	425,828	2.14%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	19.24%	N/A	7/19/2030	500,000	295,531	301,532	1.51%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	18.50%	N/A	2/14/2031	387,538	242,802	189,567	0.95%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	15.78%	N/A	3/17/2030	475,000	436,656	373,970	1.88%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	33.81%	N/A	7/20/2030	250,000	164,927	164,771	0.83%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	25.78%	N/A	4/15/2031	500,000	411,382	382,619	1.92%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	25.81%	N/A	10/21/2030	250,000	195,800	215,961	1.08%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	168,016	100,634	0.51%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	17.17%	N/A	1/26/2031	1,500,000	846,273	685,939	3.44%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	20.89%	N/A	10/23/2031	150,000	60,276	50,161	0.25%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	15.38%	N/A	1/21/2031	250,000	227,964	200,000	1.00%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	7.94%	N/A	7/22/2030	325,000	259,992	182,249	0.91%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.16%	N/A	10/15/2031	250,000	214,879	197,375	0.99%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	11.97%	N/A	10/15/2030	278,312	195,490	150,460	0.75%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	16.99%	N/A	1/21/2031	250,000	211,962	204,179	1.01%
Total Structured Subordinated Notes							$6,459,535	$5,626,202	28.20%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h) (p)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$893,000	4.48%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$893,000	4.48%

Total Portfolio Investments							$38,086,490	$37,842,310	189.71%
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

NOTE 1 - NATURE OF OPERATIONS
Prospect Sustainable Income Fund, Inc. (formerly known as Triton Pacific Investment Corporation, Inc., TP Flexible Income Fund, Inc. and Prospect Flexible Income Fund, Inc.) (the “Company”, "PSIF", “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns that meet our environmental social and governance ("ESG") criteria. The Company utilizes an ESG responsibility screen and evaluates sustainability themes, in addition to analyzing companies' financial performance. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC ("TPS") terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. The Company is engaged in discussions with and due diligence of other firms to potentially serve in the future capacity as the Company’s dealer manager regarding potential future capital raises of the Company.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaced our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser are as set forth in the Investment Advisory Agreement. See “Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement” for additional information.
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 3, 6, and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PSIF and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2022.
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
Cash. All cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash held at financial institutions, has exceeded the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions at fair value on a trade date basis and changes in fair value are recognized in unrealized appreciation (depreciation) on investments on the Statement of Operations. Amounts for investments traded but not yet settled are reported in Payable for

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
investments purchased and Receivable for investments sold on the Consolidated Statements of Assets and Liabilities. As of June 30, 2022, we have no assets going through foreclosure.
Valuation of Portfolio Investments. As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statements of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:
Level 1. Quoted prices in active markets for identical assets or liabilities, accessible by us at the measurement date.
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
Investments for which market quotations are readily available are valued at such market quotations.
For most of our investments, market quotations are not available. With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, due to factors such as volume and frequency of price quotes, our Board of Directors has approved a multi-step valuation process each quarter, as described below.
1. Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.
2. The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.
3. The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.
4. The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.

Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
In applying these methodologies, additional factors that we consider in valuing our investments may include, as we deem relevant: security covenants, call protection provisions, and information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the principal markets in which the portfolio company does business; publicly available financial ratios of peer companies; the principal market; and enterprise values, among other factors.

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
Credit Spread Risk
Credit spread risk represents the risk that with higher interest rates comes a higher risk of defaults.
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
Other Risks
Political developments, including civil conflicts and war, sanctions or other measures by the United States or other governments, natural disasters, public health crises and other events outside the Company’s control can directly or indirectly have a material adverse impact on the Company and our portfolio companies.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2022 and June 30, 2021, our qualifying assets as a percentage of total assets, stood at 83.18% and 83.77%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2022 and June 30, 2021, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. As of June 30, 2022 and June 30, 2021, the due from and due to Adviser balances and the due from and due to PFIM balances are presented net on the Consolidated Statements of Assets and Liabilities, respectively. All balances due from and to the Adviser are settled quarterly.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2022 and 2021, PIK interest included in interest income totaled $778 and $58,317, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of June 30, 2022 and June 30, 2021, there were no issued convertible securities. (See Note 11 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2022, the Company expects to have excise tax due for the 2022 calendar year. As of June 30, 2022, the Company has accrued $4,935 of excise tax for this period.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2022, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended June 30, 2022.

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 is September 8, 2022. The Company does not anticipate adoption of this rule to have significant impact on the Company’s financial statements and disclosures.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PSIF during the years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30, 2022		Year Ended June 30, 2021		Year Ended June 30, 2020
	PSIF Class A Common Shares		PSIF Class A Common Shares		PSIF Class A Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	—	$—	31,133	$281,000	65,395	$734,420
Shares issued through reinvestment of distributions	84,860	$696,007	92,938	791,395	86,539	897,935
Repurchase of common shares	(95,027)	(774,034)	(101,025)	(859,883)	(158,934)	(1,424,840)
Net increase/(decrease) from capital transactions	(10,167)	$(78,027)	23,046	$212,512	(7,000)	$207,515
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the years ended June 30, 2022, 2021 and 2020. On and effective February 19, 2021, the Company terminated the Offering.
The respective net (decrease) increase from capital transactions during the years ended June 30, 2022, 2021 and 2020 also includes reinvested stockholder distributions as noted in the tables above.

Share Repurchase Program

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

Year ended June 30, 2020
September 30, 2019(1)	October 8, 2019	34,489	100%	$9.46	$326,262
December 31, 2019(1)	December 27, 2019	51,715	100%	$8.91	460,786
March 31, 2010(1)	February 21, 2020	19,743	12%	$10.70	211,246
June 30, 2020	April 14, 2020	52,987	100%	$8.05	426,546
Total for the year ended June 30, 2020		158,934			$1,424,840

(1) Subsequent to the Merger on March 31, 2019, PSIF Class A common shares were tendered in a Special Repurchase Offer.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2022, 2021 and 2020, allocation of overhead from the Administrator to the Company was $671,707, $868,062 and $596,030, respectively. During the year ended June 30, 2022, $45,000 of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of June 30, 2022 and June 30, 2021, $356,125 and $378,320, respectively, was payable to the Administrator by the Company.
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

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Under the Amended and Restated Advisory Agreement, we reduced the base management fee from an annual rate of 1.75% to 1.20% and eliminated the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
During the year ended June 30, 2022, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was $600,974 and $708,464 during years ended June 30, 2021 and 2020, respectively. During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, the base management fee was not waived by PFIM. During the year ended ended June 30, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. During the year ended June 30, 2020, base management fees of $708,464 were waived by PFIM. As of June 30, 2021, the total base management fee due to PFIM was $44,223. As of June 30, 2022, the total base management fee due to PFIM was $0.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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
There were no incentive fees payable as of June 30, 2022 or June 30, 2021. During the years ended June 30, 2022, 2021 and 2020, there were no incentive fees incurred.

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
During year ended June 30, 2020, there were no base management fees incurred by the Adviser. The total base management fee incurred by the Adviser was $144,073 for period from April 20, 2021 through June 30, 2021, which is the date the Investment Advisory Agreement was entered into with the Adviser through the year ended June 30, 2021. The total base management fee incurred by the Adviser was $611,137 during the year ended June 30, 2022. During years ended June 30, 2022 and 2021, the base management fee of $611,137 and $144,073, respectively, were waived by the Adviser. As of June 30, 2022 and June 30, 2021, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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
There were no incentive fees payable as of June 30, 2022 or June 30, 2021. During the years ended June 30, 2022, 2021 and 2020, there were no incentive fees incurred.

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
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC (the “Order”),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation (“PSEC”) and Priority Income Fund, Inc. (“PRIS”), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2022, 2021 and 2020, PRIS incurred $27,417, $53,310 and $77,212, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2022 and June 30, 2021, $0 and $26,800, respectively, of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2022, 2021 and 2020, PSEC incurred $550, $6,779 and $9,065, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2022 and June 30, 2021, $0 of expense was due to PSEC, respectively, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2022. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the year ended June 30, 2021, as a part of the Former ELA, PFIM waived its base management fees of $183,386 relating to the three months ended September 30, 2020. During the year ended June 30, 2020, as a part of the Former ELA, PFIM waived its base management fees of $708,464. During the year ended June 30, 2022, there were no base management fees incurred by PFIM.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

Period Ended	Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
September 30, 2019	$157,409	—	$157,409	2.84%	6.00%	September 30, 2022
December 31, 2019	182,205	—	182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	185,935	—	185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	182,915	—	182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	183,386	—	183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	—	—	—	—%	—%	N/A
March 31, 2021	—	—	—	—%	—%	N/A
June 30, 2021	—	—	—	—%	—%	N/A
Total	$891,850		$891,850

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

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $611,137 and $144,073 for the year ended June 30, 2022 and for the three months ended June 30, 2021, respectively.

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

Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
shares) (the “Distribution”) from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the “Repayment Limitations”). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser.

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
Total	$755,210		$755,210

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
For the years ended June 30, 2022, 2021 and 2020, TPS incurred offering expenses of $0, $16,937 and $208,228, respectively. As of June 30, 2022 and June 30, 2021, the Company owes TPS $0 and $9,455, respectively, related to offering costs and general and administrative expenses which is included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities. Offering costs of $0 and $993, respectively, as of June 30, 2022 and June 30, 2021, are also included in Due to Affiliate on the Consolidated Statements of Assets and Liabilities.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

NOTE 5 - DISTRIBUTIONS
As of June 30, 2022 and June 30, 2021, distributions payable is $100,836 and $124,046, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended June 30, 2022, 2021 and 2020:

	Distributions
For the Year Ended	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
June 30, 2022
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	0.04436	105,304
March 25, 2022(1)	0.04376	104,118
April 29, 2022(1)	0.05470	130,475
May 27, 2022(1)	0.04376	103,704
June 24, 2022(1)	0.04244	100,836
Total for the Year Ended June 30, 2022		$1,409,209

(1) Beginning March 2022, record dates are recorded as of the close of business of the last Friday at the end of the month.

	Distributions
For the Year Ended	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
June 30, 2021
July 6, 10, 17, 24 and 31, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	0.04716	111,326
September 4, 11, 18 and 25, 2020	0.05012	119,152
October 2, 9, 16, 23 and 30, 2020	0.06265	149,320
November 6, 13, 20 and 27, 2020	0.05012	119,146
December 4, 11, 18 and 25, 2020	0.05048	120,377
January 4, 8, 15, 22 and 29, 2021	0.06310	150,666
February 5, 12, 19 and 26, 2021	0.05048	120,099
March 5, 12, 19, and 26, 2021	0.05204	124,150
April 2, 9, 16, 23, and 30, 2021	0.06505	155,656
May 7, 14, 21, and 28, 2021	0.05204	123,767
June 4, 11, 18, and 25, 2021	0.05204	124,046
Total for the Year Ended June 30, 2021		$1,556,830

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

	Distributions
For the Year Ended	PSIF Class A Common Shares, per share	PSIF Class A Common Shares, Amount Distributed
June 30, 2020
July 5, 12, 19 and 26, 2019	$0.05240	$124,512
August 2, 9, 16, 23 and 30, 2019	0.06550	156,184
September 6, 13, 20 and 27, 2019	0.05240	125,345
October 4, 11, 18 and 25, 2019	0.05240	124,308
November 1, 8, 15, 22 and 29, 2019	0.06550	155,217
December 6, 13, 20 and 27, 2019	0.05240	124,568
January 3, 10, 17, 24 and 31, 2020	0.06986	162,910
February 7, 14, 21 and 28, 2020	0.06112	143,127
March 6, 13, 20 and 27, 2020	0.06112	144,513
April 3, 10, 17 and 24, 2020	0.06112	146,195
May 1, 8, 15, 22 and 29, 2020	0.07640	179,431
June 5, 12, 19, and 26, 2020	0.04716	111,447
Total for the Year Ended June 30, 2020		$1,697,757
The following PSIF distributions were previously declared and have record dates subsequent to June 30, 2022:

Record Date	Payment date	PSIF Class A Common Shares, per share
July 29, 2022	August 5, 2022	$0.05305
August 26, 2022	September 2, 2022	$0.04244
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
During the years ended June 30, 2022, 2021 and 2020 the Company's officers and directors did not purchase any shares of our stock.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

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

The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2021, 2020 and 2019 were as follows:

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

	Unaudited TPIC January 1, 2019 - March 31, 2019	PSIF April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Ordinary income	$48,359	$—	$48,359
Return of capital	113,975	1,221,101	1,335,076
Total distributions paid to stockholders	$162,334	$1,221,101	$1,383,435

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 69.34% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the 2022 calendar year, 66.16% of our taxable dividends as of June 30, 2022 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. We also generate income that may be beneficial to shareholders that face interest expense limitations.

Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2021 calendar year, 48.94% of our taxable ordinary dividends as of December 31, 2021 qualified as section 163(j) interest dividends. For the 2022 calendar year, 45.08% of our taxable ordinary dividends as of June 30, 2022 qualified as section 163(j) interest dividends.These percentages are based on the best estimates available at the time of this filing. The final percentages will be determined with the filing of Form 1099-DIV.

As of August 27, 2021 when our prior Form 10-K was filed for the year ended June 30, 2021, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2021, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2021 changed from $5,054,906 to $5,405,311, with $350,405 being reclassified to ordinary income from return of capital.

The Company's cost basis of investments as of June 30, 2022 for tax purposes was $37,358,892, resulting in an estimated net unrealized loss of $1,548,895. The gross unrealized gains and losses of as June 30, 2022 were $811,407 and $2,360,302, respectively. As of June 30, 2021, the cost basis of investments for tax purposes was $36,011,842 resulting in an estimated net

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
unrealized gain of $1,830,468. As of June 30, 2021, the gross unrealized gains and losses were $1,913,395 and $82,927, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2021, 2020 and 2019.

	Tax Year Ended December 31, 2021		Tax Year Ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$483,361		$92,077
Net realized (gains) losses on investments	41,280		845,773
Net change in unrealized (gains) losses on investments	124,952		(744,114)
Other temporary book-to-tax differences	231,758		(935,070)
Permanent differences	318,847		579,507
Taxable income (loss) before deductions for distributions	$1,200,198	(1)	$(161,827)

(1)    Final determination of permanent difference will not be final until we file our return for the tax year ended December 31, 2021.

	Unaudited TPIC January 1, 2019 - March 31, 2019	PSIF April 1, 2019 - December 31, 2019	Tax Year Ended December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(775,946)	$(1,838,219)	$(2,614,165)
Net realized (gains) losses on investments	(1,672)	1,880,543	1,878,871
Net unrealized (gains) losses on investments	61,423	(522,667)	(461,244)
Other temporary book-to-tax differences	—	(468,645)	(468,645)
Permanent differences	659,270	372,911	1,032,181
Taxable income (loss) before deductions for distributions	$(56,925)	$(576,077)	$(633,002)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2021 and December 31, 2020, we had capital loss carryforwards of $4,164,261 and $4,185,434, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2021, we increased overdistributed net investment income by $318,847 and decreased capital in excess of par value by $318,847. During the tax year ended December 31, 2020, we increased overdistributed net investment income by $772,054 and decreased capital in excess of par value by $772,054. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2021 are being recorded in the fiscal year ending June 30, 2022 and the reclassifications for the taxable year ended December 31, 2020 were recorded in the fiscal year ended June 30, 2021. The reclassifications, if any, for the taxable year ended December 31, 2022 will be recorded in the fiscal year ending June 30, 2023 once we file our tax return for the tax year ended December 31, 2022.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $13,697,028 and $6,874,371 during the years ended June 30, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $13,141,266 and $7,944,762 were received during the years ended June 30, 2022 and 2021, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and June 30, 2021:

	June 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	507,496	511,464	1%
Senior Secured Notes	1,004,570	650,000	2%
Structured Subordinated Notes	5,991,806	5,126,749	14%
Equity/Other	681,111	641,000	2%
Total Portfolio Investments	$38,560,109	$35,809,997	100%

	June 30, 2021
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$29,466,520	$29,876,179	79%
Senior Secured Loans-Second Lien	505,448	495,856	1%
Senior Secured Notes	973,876	951,073	3%
Structured Subordinated Notes	6,459,535	5,626,202	15%
Equity/Other	681,111	893,000	2%
Total Portfolio Investments	$38,086,490	$37,842,310	100%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022 and June 30, 2021:

	June 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,126,749	14%
Healthcare & Pharmaceuticals	4,053,779	11%
Telecommunications	3,616,257	10%
Services: Consumer	3,614,230	10%
Services: Business	3,272,314	9%
Beverage, Food & Tobacco	2,385,703	7%
High Tech Industries	2,378,482	7%
Media: Broadcasting & Subscription	1,960,080	6%
Consumer goods: Durable	1,911,603	5%
Wholesale	1,760,222	5%
Media: Diversified and Production	1,702,829	5%
Automotive	1,217,087	3%
Consumer goods: Non-Durable	914,067	3%
Banking, Finance, Insurance & Real Estate	735,131	2%
Financial	650,000	2%
Media: Advertising, Printing & Publishing	501,250	1%
Retail	10,214	0%
Total	$35,809,997	100%

	June 30, 2021
Industry	Investments at Fair Value	Percentage of Portfolio
Services: Consumer	$6,562,905	17%
Structured Finance	5,626,202	15%
Healthcare & Pharmaceuticals	5,003,106	13%
Telecommunications	3,855,595	10%
High Tech Industries	2,235,256	6%
Services: Business	1,960,647	5%
Media: Broadcasting & Subscription	1,960,000	5%
Wholesale	1,930,444	5%
Media: Diversified and Production	1,601,900	4%
Transportation: Cargo	1,470,870	4%
Automotive	1,246,875	4%
Consumer goods: Non-Durable	1,003,440	3%
Financial	951,073	3%
Banking, Finance, Insurance & Real Estate	742,613	2%
Consumer goods: Durable	717,672	2%
Media: Advertising, Printing & Publishing	485,625	1%
Beverage, Food & Tobacco	477,856	1%
Retail	10,231	0%
Total	$37,842,310	100%

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2022 and June 30, 2021, respectively:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,929,159	$19,951,625	$28,880,784
Senior Secured Loans-Second Lien	—	—	511,464	511,464
Senior Secured Notes	—	650,000	—	650,000
Structured Subordinated Notes	—	—	5,126,749	5,126,749
Equity/Other	—	—	641,000	641,000
Total Portfolio Investments	$—	$9,579,159	$26,230,838	$35,809,997

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,771,040	$23,105,139	$29,876,179
Senior Secured Loans-Second Lien	—	—	495,856	495,856
Senior Secured Notes	—	—	951,073	951,073
Structured Subordinated Notes	—	—	5,626,202	5,626,202
Equity/Other	—	—	893,000	893,000
Total Portfolio Investments	$—	$6,771,040	$31,071,270	$37,842,310

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. These investments are classified as Level 1 or Level 2 in the fair value hierarchy.
The fair value of debt investments specifically classified as Level 2 in the fair value hierarchy are generally valued by an independent pricing agent or more than one principal market maker, if available, otherwise a principal market maker or a primary market dealer. We generally value over-the-counter securities by using the prevailing bid and ask prices from dealers during the relevant period end, which were provided by an independent pricing agent and screened for validity by such service.

In determining the range of values for debt instruments where market quotations are not available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for equity investments of portfolio companies , the enterprise value was determined by applying a market approach such as using earnings before interest income, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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
The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the CLOs’ underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value. These investments are classified as Level 3 in the fair value hierarchy.
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
Changes in Valuation Techniques
Rising Tide Holdings, Inc. investment was transferred into Level 3 due to decreased observability of the inputs during the year ended June 30, 2022.
Aventiv Technologies, LLC and Research Now Group, Inc. & Survey Sampling International LLC investments were transferred into Level 2 due to increased observability of the inputs during the year ended June 30, 2022.
During the year ended June 30, 2022, the valuation methodology for Aventiv Technologies, LLC (“Aventiv”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Aventiv First Lien Term Loan decreased to $1,792,400 as of June 30, 2022, a discount of $(63,864) from its amortized cost, compared to the $69,989 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for Amerilife Holdings, LLC ("Amerilife”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. The fair value of our investment in Amerilife First Lien Term Loan decreased to $735,131 as of June 30, 2022, a premium of $938 from its amortized cost, compared to the $1,136 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Rising Tide decreased to $914,067 as of June 30, 2022, a discount of $(67,441) from its amortized cost, compared to the $13,365 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for First Brands Group LLC (“First Brands”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in First Brands First Lien Term Loan decreased to $1,217,087 as of June 30, 2022, a discount of $(7,390) from its amortized cost, compared to the $11,981 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for Research Now Group, Inc (“Research Now”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in market quotes, the fair value of our investment in Research Now First Lien Term Loan decreased to $1,777,179 as of June 30, 2022, a discount of $(163,150) from its amortized cost, compared to the $0 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for Sorenson Communications, LLC (“Sorenson”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widening market spreads, the fair value of our investment in Sorenson First Lien Term decreased to $1,738,591 as of June 30, 2022, a premium of $3,500 to its amortized cost, compared to the $18,922 unrealized appreciation recorded at June 30, 2021.
During the year ended June 30, 2022, the valuation methodology for ViaPath Technologies ("ViaPath”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. The fair value of our investment in ViaPath First Lien Term Loan decreased to $1,823,857 as of June 30, 2022, a discount of $(79,300) from its amortized cost, compared to the $45,418 unrealized appreciation recorded at June 30, 2021.
As of June 30, 2022 and June 30, 2021, there were no loans on non-accrual status.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2022 and June 30, 2021:

	June 30, 2022			June 30, 2021
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,966,383	$4,053,779	11.3%	$4,531,018	$5,003,106	13.2%
Telecommunications	3,759,421	3,616,257	10.1%	3,740,188	3,855,595	10.2%
Services: Consumer	3,917,659	3,614,230	10.1%	6,491,735	6,562,905	17.3%
All Other Industries	26,916,646	24,525,731	68.5%	23,323,549	22,420,704	59.2%
Total	$38,560,109	$35,809,997	100.0%	$38,086,490	$37,842,310	100.0%

As of June 30, 2022 investments in Massachusetts, Tennessee and California comprised 11.6%, 10.9% and 10.2%, respectively, of our investments at fair value, with a cost of $4,451,784, $3,979,228 and $3,966,758, respectively, and a fair value of $4,138,704, $3,916,495 and $3,662,909, respectively. As of June 30, 2021 investments in Texas, Massachusetts, Utah and California comprised 11.5%, 10.4%, 10.3% and 10.0%, respectively, of our investments at fair value, with a cost of $4,272,744, $3,990,771, $3,847,603 and 3,610,965, respectively, and a fair value of $4,333,143, $3,951,084, $3,909,852 and $3,776,516, respectively.
Impact of the coronavirus (“COVID-19”) pandemic

On March 11, 2020, the World Health Organization declared the coronavirus (the “COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

In response to the COVID-19 outbreak, many states, including those in which we and our portfolio companies operate, issued orders that required the closure of non-essential businesses and/or required or encouraged residents to stay at home as to contain or mitigate its spread, which resulted in business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restriction on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, including the United States, have relaxed or eliminated the early public health restrictions, the outbreak of new, mutated or worsening strains of the COVID-19 may result in a resurgence in the number of reported cases and hospitalizations related to the COVID-19 pandemic. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. Despite the greater availability of vaccines within the United States, it remains unclear how quickly the vaccines will be distributed globally or whether “herd immunity” will be achieved. Additionally, various areas of everyday life continue to be impacted by detailed COVID-related protocols, and the continuation of these protocols could extend the social and economic impacts of the pandemic described above. These factors, among others, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The COVID-19 pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after June 30, 2022, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
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

The COVID-19 pandemic has adversely impacted the fair value of some of our investments as of June 30, 2022, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the COVID-19 pandemic. As a result, our valuations at June 30, 2022 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of some of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may incur net unrealized losses or may incur realized losses after June 30, 2022, which could have a material adverse effect on our business, financial condition and results of operations.
The following is a reconciliation for the years ended June 30, 2022, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(1,005,691)	13,561	22,804	(31,728)	(252,000)	(1,253,054)
Net realized and unrealized gains (losses) on investments	(1,005,691)	13,561	22,804	(31,728)	(252,000)	(1,253,054)
Purchases of investments	10,701,250	—	—	—	—	10,701,250
Payment-in-kind interest	—	778	—	—	—	778
Accretion (amortization) of purchase discount and premium, net	201,066	1,269	26,123	(467,725)	—	(239,267)
Repayments and sales of portfolio investments	(10,452,422)	—	(1,000,000)	—	—	(11,452,422)
Transfers into Level 3(1)	6,459,298	—	—	—	—	6,459,298
Transfers out of Level 3(1)	(9,057,015)	—	—	—	—	(9,057,015)
Fair Value at June 30, 2022	$19,951,625	$511,464	$—	$5,126,749	$641,000	$26,230,838

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(955,616)	$13,561	$—	$(31,728)	$(252,000)	$(1,225,783)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2022, two of our first lien loans transferred out of Level 3 to Level 2 due to increased observability of the inputs. During the year ended June 20, 2022, one of our first lien loan transferred out of Level 2 to Level 3 due to decreased observability of the inputs.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

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

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2021, five of our first lien loans transferred out of Level 3 to Level 2 due to increased observability of the inputs.

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	215,912	215,912
Net realized and unrealized gains (losses) on investments	215,912	215,912
Transfers within Level 3	(1,002,900)	(1,002,900)
Fair Value at June 30, 2021	$—	$—

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Total
Fair Value at June 30, 2019	$15,825,870	$2,505,227	$—	$4,715,487	$23,046,584
Net realized gains on investments	(903,927)	(648,363)	—	—	(1,552,290)
Net change in unrealized gains (losses) on investments	(436,619)	(59,603)	(47,354)	(818,431)	(1,362,007)
Net realized and unrealized gains (losses) on investments	(1,340,546)	(707,966)	(47,354)	(818,431)	(2,914,297)
Purchases of investments	20,839,017	—	—	1,355,698	22,194,715
Payment-in-kind interest	10,186	87	—	—	10,273
Accretion (amortization) of purchase discount and premium, net	133,212	5,654	8,921	(54,015)	93,772
Repayments and sales of portfolio investments	(7,671,388)	(589,854)	—	—	(8,261,242)
Transfers into Level 3(1)	4,166,783	—	849,700	—	5,016,483
Transfers out of Level 3(1)	(3,309,573)	—	—	—	(3,309,573)
Fair Value at June 30, 2020	$28,653,561	$1,213,148	$811,267	$5,198,739	$35,876,715

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(634,998)	$(267,241)	$(47,354)	$(818,431)	$(1,768,024)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2020, one senior secured note transferred out of Level 2 to Level 3 due to decreased observability of the inputs.

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

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$2,490,416	Market quotes	Indicative dealer quotes	65.83%-95.08%	86.46%
Senior Secured First Lien Debt	17,461,209	Discounted Cash Flow (Yield Analysis)	Market Yield	7.59%-10.89%	9.36%
Senior Secured Second Lien Debt	511,464	Market quotes	Indicative dealer quotes	75.00%-100.50%	99.8%
Equity/Other	641,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	7.75x-8.75x	8.25x
Subordinated Structured Notes	5,126,749	Discounted Cash Flow	Discount Rate	7.02%- 33.22%(1)	20.04%(1)
	$26,230,838
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
For the years ended June 30, 2022, 2021 and 2020 there were $20,000, $32,365 and $1,827, respectively, of structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the years ended June 30, 2022, 2021 and 2020, there was accelerated original issue discounts due to repayments of $267,687, $69,651 and $41,689, respectively, included in interest income. For the year ended June 30, 2022, there was early repayment income of $60,276 included in interest income. For years ended June 30, 2021 and 2020, there was no early repayment income included in interest income.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company has a conditional obligation to reimburse the Adviser and PFIM for any amounts funded by the Adviser and PFIM under the Expense Limitation Agreement and Former Expense Limitation Agreement for any payments made by the Adviser and PFIM, respectively. The Expense Limitation Agreement and Former Expense Limitation Agreement payments are subject to repayment by the Company within the three years following the end of the quarter in which the payment was made

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
by the Adviser or PFIM; provided that any such repayments shall be subject to the then-applicable expense limitation, if any, and the limit that was in effect at the time when the Adviser or PFIM made the payment that is subject to repayment.
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

As of June 30, 2022 and June 30, 2021, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. As of June 30, 2022, we were in compliance with the applicable covenants.

As of June 30, 2022 and June 30, 2021, we had $20,500,000 and $21,000,000, respectively, outstanding on our Credit Facility. As of June 30, 2022 and June 30, 2021, the investments used as collateral for the Credit Facility had an aggregate fair value of $29,382,034 and $30,361,804, respectively, which represents 82% and 80% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. The fair value of the Credit Facility was $20,500,000 and is categorized as Level 2 under ASC 820 as of June 30, 2022. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2022 and June 30, 2021, $404,589 and $463,376, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the years ended June 30, 2022, 2021 and 2020, we recorded $648,025, $569,181 and $603,263 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the years ended June 30, 2022 and 2021,  the average stated interest rate (i.e., rate in effect plus the spread) was 2.78% and 2.41%, respectively. For the years ended June 30, 2022, 2021 and 2020, average outstanding borrowings for Credit Facility was $20,880,822, $21,000,000 and $17,267,760, respectively.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2022:

	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019(e)

Per Share Data(a):
Net asset value at beginning of year	$8.36	$8.28	$9.88	$9.89
Net investment income (loss)	0.31	(0.08)	0.24	0.91
Net realized and unrealized (losses) gains on investments	(1.05)	0.82	(1.22)	(1.11)
Net increase (decrease) in net assets resulting from operations	(0.74)	0.74	(0.98)	(0.20)
Distributions(b)
Return of capital distributions(f)	(0.16)	(0.46)	(0.57)	(0.54)
Distributions from net investment income(f)	(0.43)	(0.19)	(0.15)	(0.03)
Total Distributions	(0.59)	(0.65)	(0.72)	(0.57)
Offering costs	—	—	—	0.61
Other (c)	—	(0.01)	0.10	0.15
Net asset value at end of year	$7.03	$8.36	$8.28	$9.88
Total return based on net asset value (d)	(9.60)%	9.03%	(10.13)%	7.52%

Supplemental Data:
Net assets at end of year	$16,700,975	$19,947,807	$19,558,400	$23,410,715
Average net assets	$18,912,658	$20,055,524	$21,234,189	$12,536,923
Average shares outstanding	2,380,229	2,377,461	2,366,005	1,297,582
Ratio to average net assets:
Total annual expenses	15.70%	20.07%	16.41%	23.48%
Total annual expenses (after expense support agreement/expense limitation agreement)	12.47%	18.44%	13.07%	9.11%
Net investment income (loss)	3.95%	(0.93)%	2.67%	2.15%

Portfolio Turnover	35.34%	17.83%	24.56%	93.42%

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
(f) The amounts reflected for the year ended June 30, 2022 have not been finalized. The amounts reflected for the year ended June 30, 2021 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT SUSTAINABLE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2022

	Year Ended	Year Ended
	June 30, 2018(e)	June 30, 2018(e)
	PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	$13.53	$13.53
Net investment (loss) income	0.79	0.81
Net realized and unrealized (losses) on investments	(0.80)	(0.79)
Net increase (decrease) in net assets resulting from operations	(0.01)	0.02
Distributions(b)
Return of capital distributions(f)	(0.62)	(0.62)
Distributions from net investment income(f)	(0.24)	(0.24)
Total Distributions	(0.86)	(0.86)
Offering costs	—	—
Other (c)	0.05	0.04
Net asset value at end of year	$12.71	$12.73
Total return based on net asset value (d)	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$7,933,028	$420,136
Average net assets	$8,314,166	$439,787
Average shares outstanding	622,683	32,914
Ratio to average net assets:
Total annual expenses	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	8.91%	8.73%
Net investment income	5.92%	6.04%

Portfolio Turnover	37.42%	37.42%

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
(e) The per share data and total return include the shareholder activity prior to PWAY’s conversion to an interval fund. PWAY Class A Shares include the activity for Class R shares prior to such conversion and PWAY Class I Shares include activity for PWAY Class I Shares and Class RIA shares prior to such conversion.

Information about our senior securities is shown in the following table since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2022, 2021 and 2020.

	Year Ended June 30,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$(1,759,596)	$1,750,585	$(2,317,650)
Weighted average common shares outstanding	2,380,229	2,377,461	2,366,005
Net increase (decrease) in net assets resulting from operations per share	$(0.74)	$0.74	$(0.98)

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2022 and ending September 6, 2022, the Company issued 21,177 shares pursuant to its distribution reinvestment plan in the amount of $153,281.
Credit Facility
On July 20, 2022, we paid down $500,000 on the Credit Facility. As of September 6, 2022, there was a $20,000,000 outstanding Credit Facility balance.
Repurchase Offer

On June 22, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the proceeds we receive from the issuance of shares under our distribution reinvestment plan prior to the expiration of this tender offer. The total proceeds under the distribution reinvestment plan prior to this tender offer was $152,507. The tender offer was for cash at a price equal to the net asset value per share as of July 25, 2022. The offer expired at 4:00 P.M., Eastern Time, on July 21, 2022 and a total of 250,386 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased

21,818 shares validly tendered and not withdrawn at a price equal to $6.99 per share for an aggregate purchase price of approximately $152,507.

Second Amended and Restated Expense Limitation Agreement

On August 23, 2022, the Company entered into a Second Amended and Restated Expense Limitation Agreement (the “Second Amended and Restated ELA”) with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from June 30, 2022 to December 31, 2022, in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Second Amended and Restated ELA are identical to those of the ELA.

Distributions

On August 23, 2022, the Board of Directors declared distributions for the months of September 2022 and October 2022, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of the last Friday at the end of each month in September 2022 and October 2022 and equal a weekly amount of $0.00944 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PSIF Class A Common Shares, per share
September 30, 2022	October 7, 2022	$0.04720
October 28, 2022	November 4, 2022	$0.03776

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Notwithstanding the material weakness, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and temporary equity and its cash flows for the periods presented.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2022, due to the material weakness described below.

A material weakness was identified in our internal control over financial reporting relating to the operation of the management review control over the valuation of collateralized loan obligations (“CLOs”), including management’s review procedures over the completeness and accuracy of the underlying data used in performing those review procedures.

Although the material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this control deficiencies constitute material weakness.

Management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and its cash flows for the periods presented. We believe that the audited consolidated financial statements included in this Annual Report on Form 10-K are accurate.

We have begun the process of, and we are focused on, enhancing effective internal controls measures to improve our internal control over financial reporting and remediate the material weakness. Our internal control remediation efforts include the following:

•Enhancing existing controls that address the completeness and accuracy of underlying data used in the performance of management review controls over the valuation of CLOs;
•Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over the valuation of CLOs, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls;
•We believe our planned actions to enhance our processes and controls will address the material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Change in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2022, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement.

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

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement.

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
3.6    Articles of Amendment(6)
3.7     Third Amended and Restated Bylaws(7)
10.1    Investment Advisory Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect Capital Management
L.P.(8)
10.2 Second Amended and Restated Expense Limitation Agreement, and between Prospect Sustainable Income Fund, Inc.
and Prospect Capital Management L.P.*
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
(17)Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2022.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	September 6, 2022
September 6, 2022

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	August 26, 2022
September 6, 2022
/s/ EUGENE S. STARK
Eugene S. Stark
Director
September 6, 2022