Form 10-Q
period 2022-09-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2022-11-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 814-00908
PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
(Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street, 42nd Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 448-0702
Prospect Sustainable Income Fund, Inc.
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 14, 2022 was 2,365,625.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
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
•the impact of global health epidemics, including, but not limited to, the ongoing coronavirus pandemic, on our and our portfolio companies’ business and the global economy;
•uncertainty surrounding the financial stability of the United States, Europe, and China;
•the impact of the ongoing conflict between Russia and Ukraine;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2022.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Consolidated Financial Statements

Assets	September 30, 2022	June 30, 2022
	(unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $37,156,082 and $38,560,109, respectively)	$33,817,029	$35,809,997
Total investments (Note 7 and 8)	33,817,029	35,809,997
Cash	2,273,760	1,467,568
Deferred financing costs (Note 10)	389,771	404,589
Prepaid expenses and other assets	218,068	224,395
Interest receivable	142,325	216,257
Receivable for repayments of portfolio investments	5,022	33,940
Total Assets	36,845,975	38,156,746

Liabilities
Revolving Credit Facility (Note 10)	20,000,000	20,500,000
Due to Administrator (Note 4)	396,642	356,125
Accrued legal fees	109,992	168,468
Accrued audit fees	146,573	128,140
Interest payable	117,616	96,712
Distributions payable	112,101	100,836
Accrued expenses	117,603	100,555
Tax payable	—	4,935
Total Liabilities	21,000,527	21,455,771
Commitments and Contingencies (Note 9)	—	—
Net Assets	$15,845,448	$16,700,975

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,375,249 and 2,375,890 Class A shares issued and outstanding, respectively) (Note 3)	$2,375	$2,376
Paid-in capital in excess of par (Note 3 and Note 6)	25,119,460	25,209,965
Total distributable earnings (loss) (Note 6)	(9,276,387)	(8,511,366)
Net Assets	15,845,448	16,700,975
Net Asset Value Per Share (Note 11)	$6.67	$7.03

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2022	2021
Investment Income
Interest income from non-control/non-affiliate investments	$606,873	$745,393
Interest income from structured credit securities	188,640	250,151
Total Investment Income	795,513	995,544

Operating Expenses
Interest expense and credit facility expenses (Note 10)	269,258	142,385
Audit and tax expense	138,433	84,078
Base management fees (Note 4)	112,434	182,198
Legal expense	68,479	3,146
Insurance expense	60,989	43,213
Administrator Costs (Note 4)	60,582	169,197
General and administrative	57,602	24,132
Transfer agent’s fees and expenses	55,031	43,646
Offering costs	8,513	5,307
Valuation services	5,000	33,866
Total Operating Expenses	836,321	731,168
Expense limitation payment (Note 4)	(112,434)	(182,198)
Total Net Operating Expenses	723,887	548,970
Net Investment Income (Loss)	71,626	446,574

Net Realized and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses):
Non-control/non-affiliate investments	—	—
Net realized gains (losses)	—	—
Net change in unrealized (losses) gains:
Non-control/non-affiliate investments	(588,941)	(298,723)
Net change in unrealized (losses) gains	(588,941)	(298,723)
Net Realized and Net Change in Unrealized (Losses) Gains on Investments	(588,941)	(298,723)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(517,315)	$147,851
Net increase (decrease) in net assets resulting from operations per share (Note 11)(1)	$(0.22)	$0.06
Distributions declared per share	$0.14	$0.17

(1) For the three months ended September 30, 2022 and 2021, the weighted average common shares outstanding were 2,375,375 and 2,385,883, respectively.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended September 30, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022	2,375,890	$2,376	$25,209,965	$(8,511,366)	$16,700,975
Net decrease in net assets resulting from operations
Net investment income	—	—	—	71,626	71,626
Net change in unrealized losses on investments	—	—	—	(588,941)	(588,941)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(247,706)	(247,706)
Return of capital distributions	—	—	(91,282)	—	(91,282)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	21,177	21	153,260	—	153,281
Repurchase of common shares (Note 3)	(21,818)	(22)	(152,483)	—	(152,505)
Total Decrease for the three months ended September 30, 2022	(641)	(1)	(90,505)	(765,021)	(855,527)
Balance as of September 30, 2022	2,375,249	$2,375	$25,119,460	$(9,276,387)	$15,845,448

	Common Stock
For the Three Months Ended September 30, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	446,574	446,574
Net change in unrealized gains on investments	—	—	—	(298,723)	(298,723)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(203,790)	(203,790)
Return of capital distributions	—	—	(182,393)	—	(182,393)
Capital Transactions
Shares issued through reinvestment of distributions	23,784	24	199,321	—	199,345
Repurchase of common shares	(24,081)	(24)	(200,571)	—	(200,595)
Total Increase (Decrease) for the three months ended September 30, 2021	(297)	—	(183,643)	(55,939)	(239,582)
Balance as of September 30, 2021	2,385,760	$2,386	$25,167,089	$(5,461,250)	$19,708,225

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(517,315)	$147,851
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	8,513	5,307
Purchases of investments	—	(5,735,000)
Repayments and sales of portfolio investments	1,358,587	5,517,172
Net change in unrealized losses (gains) on investments	588,941	298,723
Amortization of premiums (accretion of purchase discounts) on investments, net	45,602	(156,282)
Amortization of deferred financing costs	14,818	14,818
Payment-in-kind interest	(162)	(193)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for repayments of portfolio investments	28,918	(38,419)
Interest receivable	73,932	(60,738)
Deferred offering costs (Note 4)	(8,513)	(5,307)
Prepaid expenses and other assets	6,326	51,546
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	—	(44,223)
Accrued expenses	17,048	1,593
Accrued legal fees	(58,476)	(42,809)
Accrued audit fees	18,433	84,078
Due to Administrator (Note 4)	40,517	(204,497)
Due to Affiliates (Note 4)	—	(13,400)
Interest payable	20,904	2,457
Tax payable	(4,935)	—
Net cash provided (used in) by operating activities	1,633,138	(177,323)
Cash flows from financing activities:
Distributions paid to stockholders	(174,441)	(203,769)
Repurchase of common shares	(152,505)	(200,595)
Repayments under Revolving Credit Facility (Note 10)	(500,000)	—
Net cash (used in) provided by financing activities	(826,946)	(404,364)
Net increase (decrease) in cash	806,192	(581,687)
Cash at beginning of year	1,467,568	3,139,929
Cash at end of year	$2,273,760	$2,558,242
Supplemental disclosures:
Cash paid for interest	$233,536	$125,110
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$153,281	$199,345
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2022
(unaudited)

						September 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (8.17%)	1.00	11/1/2024	$1,934,010	$1,860,100	$1,748,539	11.04%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (7.67%)	0.75	6/9/2028	1,984,962	1,984,540	1,941,889	12.26%
CareerBuilder, LLC(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (10.42%)	1.00	7/31/2023	969,272	950,691	661,528	4.17%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (8.37%)	0.50	12/21/2028	1,990,000	1,990,000	1,945,225	12.28%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	1M SOFR+4.75% (7.33%)	0.75	4/26/2029	1,500,000	1,471,776	1,466,700	9.26%
First Brands Group(i)	Automotive	3/24/2021	6M SOFR+5.00% (8.37%)	1.00	3/30/2027	1,231,250	1,221,878	1,219,307	7.69%
PetVet Care Centers, LLC(j)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (6.62%)	0.75	2/14/2025	1,484,694	1,481,912	1,378,909	8.70%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/21/2018	1ML+7.00% (9.52%)	1.00	3/21/2025	477,500	473,277	475,113	3.00%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (7.17%)	0.75	7/28/2028	1,975,000	1,970,826	1,899,160	11.99%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (8.84%)	1.00	12/20/2024	1,935,250	1,935,250	1,774,624	11.20%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML + 4.75% (7.87%)	0.75	6/1/2028	987,500	979,369	824,266	5.20%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (7.37%)	—	11/28/2025	2,028,556	2,018,717	1,945,040	12.28%
Shutterfly, LLC(i)	Media: Diversified and Production	7/1/2021	1ML+5.00% (8.16%)	0.75	9/25/2026	1,980,000	1,972,248	1,653,300	10.43%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (9.17%)	0.75	3/17/2026	1,700,000	1,686,102	1,680,110	10.60%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (7.78%)	—	4/16/2026	1,944,724	1,929,811	1,737,999	10.97%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	3M SOFR+4.25% (8.06%)	—	11/20/2026	1,234,375	1,234,375	1,195,369	7.54%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	3ML+4.25% (7.06%)	—	11/29/2025	1,933,269	1,900,727	1,808,573	11.41%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	1ML+5.50% (8.62%)	—	10/1/2025	2,028,377	2,005,254	1,955,963	12.34%
Total Senior Secured Loans-First Lien							$29,066,853	$27,311,614	172.36%

Senior Secured Loans-Second Lien(i)(l)(m)
Inmar, Inc.(g)	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (11.12%)	1.00	5/1/2025	$500,000	$496,718	$482,500	3.05%
Total Senior Secured Loans-Second Lien							$496,718	$482,500	3.05%

Senior Secured Notes (a)(j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,381	$567,681	3.58%
Total Senior Secured Notes							$1,004,381	$567,681	3.58%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	25.47%	N/A	10/20/2030	$250,000	$157,768	$150,403	0.94%
Apidos CLO XXVI	Structured Finance	7/25/2019	19.74%	N/A	7/18/2029	250,000	186,087	180,163	1.14%
California CLO IX, Ltd.	Structured Finance	12/13/2019	26.00%	N/A	7/16/2032	500,000	241,228	243,099	1.53%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	12.25%	N/A	7/15/2030	250,000	178,234	148,166	0.94%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	11.32%	N/A	1/22/2030	500,000	433,976	352,272	2.22%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	13.04%	N/A	7/24/2030	250,000	176,619	125,568	0.79%
GoldenTree Loan Opportunities IX, Ltd.(n)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	168,841	140,614	0.89%
Madison Park Funding XIII, Ltd.(n)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	144,809	127,102	0.80%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	18.55%	N/A	10/22/2030	250,000	180,212	138,861	0.88%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2022
(unaudited)

						September 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	2.52%	N/A	7/16/2029	$850,000	$441,264	$345,044	2.18%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.84%	N/A	7/19/2030	500,000	288,808	283,000	1.79%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	19.04%	N/A	2/14/2031	387,538	239,151	178,838	1.13%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	10.73%	N/A	3/17/2030	475,000	387,163	334,260	2.11%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	24.79%	N/A	7/20/2030	250,000	158,421	146,269	0.92%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	25.35%	N/A	4/15/2031	500,000	377,323	336,586	2.12%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	24.12%	N/A	10/21/2030	250,000	191,750	187,812	1.19%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	64,991	0.41%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	6.45%	N/A	1/26/2031	1,500,000	743,988	555,410	3.51%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	16.00%	N/A	10/23/2031	150,000	57,682	41,412	0.26%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	9.08%	N/A	1/21/2031	250,000	202,597	164,842	1.04%
THL Credit Wind River 2013-1 CLO, Ltd.(n)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	216,823	162,661	1.03%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.36%	N/A	10/15/2031	250,000	211,397	188,762	1.19%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	7.31%	N/A	10/15/2030	278,312	176,160	133,638	0.84%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	15.41%	N/A	1/21/2031	250,000	195,547	172,711	1.09%
Total Structured Subordinated Notes							$5,917,747	$4,902,484	30.94%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$537,000	3.39%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$198,026	$15,750	0.10%
Total Equity/Other							$670,383	$552,750	3.49%

Total Portfolio Investments							$37,156,082	$33,817,029	213.42%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2022, 16% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The one-month ("1M SOFR"), three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at September 30, 2022 and June 30, 2022 were $27,794,114 and $29,382,034, respectively, representing 82% and 82% of our total investments, respectively.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2022
(unaudited)

(k)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.67%)	—	3/18/2027	$735,131	$734,193	$735,131	4.40%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (6.75%)	1.00	11/1/2024	1,939,086	1,856,264	1,792,400	10.73%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (6.25%)	0.75	6/9/2028	1,989,975	1,989,534	1,964,702	11.76%
CareerBuilder, LLC(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (9.00%)	1.00	7/31/2023	969,272	945,068	661,528	3.96%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (6.92%)	0.50	12/21/2028	1,995,000	1,995,000	1,960,080	11.74%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	1M SOFR+4.75% (6.28%)	0.75	4/26/2029	1,500,000	1,470,694	1,495,135	8.95%
Excelitas Technologies Corp.(i)	High Tech Industries	7/21/2021	3ML+3.50% (5.75%)	1.00	12/2/2024	494,819	494,819	481,953	2.89%
First Brands Group(i)	Automotive	3/24/2021	3M SOFR+5.00% (6.29%)	1.00	3/30/2027	1,234,375	1,224,478	1,217,087	7.29%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (5.17%)	0.75	2/14/2025	1,488,520	1,485,443	1,407,887	8.43%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/21/2018	1ML+7.00% (8.67%)	1.00	3/21/2025	478,750	474,097	421,001	2.52%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (5.75%)	0.75	7/28/2028	1,975,000	1,970,645	1,911,603	11.45%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (6.50%)	1.00	12/20/2024	1,940,329	1,940,329	1,777,179	10.64%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML + 4.75% (6.42%)	0.75	6/1/2028	990,000	981,508	914,067	5.47%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (5.92%)	—	11/28/2025	2,033,811	2,023,189	1,896,529	11.36%
Shutterfly, LLC(j)	Media: Diversified and Production	7/1/2021	3ML+5.00% (7.25%)	0.75	9/25/2026	1,980,000	1,971,758	1,702,829	10.20%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (7.75%)	0.75	3/17/2026	1,750,000	1,735,091	1,738,591	10.41%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (6.29%)	—	4/16/2026	1,949,749	1,933,776	1,760,222	10.54%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1M SOFR+4.25% (5.89%)	—	11/20/2026	1,237,500	1,237,500	1,214,111	7.27%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	1ML+4.25% (5.92%)	—	11/29/2025	1,938,291	1,903,157	1,823,857	10.92%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (7.07%)	—	10/1/2025	2,033,645	2,008,583	2,004,892	12.00%
Total Senior Secured Loans-First Lien							$30,375,126	$28,880,784	172.93%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$13,180	$11,098	$10,214	0.06%
Inmar, Inc.(g)	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (9.67%)	1.00	5/1/2025	500,000	496,398	501,250	3.00%
Total Senior Secured Loans-Second Lien							$507,496	$511,464	3.06%

Senior Secured Notes (a)(j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,570	$650,000	3.89%
Total Senior Secured Notes							$1,004,570	$650,000	3.89%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.71%	N/A	10/20/2030	$250,000	$155,872	$152,941	0.92%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.11%	N/A	7/18/2029	250,000	185,058	188,800	1.13%
California CLO IX, Ltd.	Structured Finance	12/13/2019	25.84%	N/A	7/16/2032	500,000	235,293	248,271	1.49%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	9.89%	N/A	7/15/2030	250,000	180,136	149,739	0.90%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	8.77%	N/A	1/22/2030	500,000	439,704	371,492	2.22%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.04%	N/A	7/24/2030	$250,000	$177,029	$131,414	0.79%
GoldenTree Loan Opportunities IX, Ltd.(n)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	173,284	141,520	0.85%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	4.47%	N/A	4/22/2030	250,000	150,692	147,166	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.39%	N/A	10/22/2030	250,000	179,237	144,010	0.86%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	4.30%	N/A	7/16/2029	850,000	461,544	369,938	2.22%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.20%	N/A	7/19/2030	500,000	288,992	284,953	1.71%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	15.66%	N/A	2/14/2031	387,538	237,864	186,244	1.12%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	10.25%	N/A	3/17/2030	475,000	395,982	358,833	2.15%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	25.52%	N/A	7/20/2030	250,000	158,869	160,926	0.96%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	21.52%	N/A	4/15/2031	500,000	378,007	358,779	2.15%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	21.53%	N/A	10/21/2030	250,000	189,691	195,703	1.17%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	34,795	0.21%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	9.65%	N/A	1/26/2031	1,500,000	766,586	603,543	3.61%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	12.73%	N/A	10/23/2031	150,000	57,604	44,636	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	10.66%	N/A	1/21/2031	250,000	208,570	178,152	1.07%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	2.03%	N/A	7/22/2030	325,000	224,218	165,368	0.99%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.29%	N/A	10/15/2031	250,000	209,499	191,174	1.14%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	6.58%	N/A	10/15/2030	278,312	179,004	135,487	0.81%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	12.98%	N/A	1/21/2031	250,000	197,172	182,865	1.09%
Total Structured Subordinated Notes							$5,991,806	$5,126,749	30.71%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$641,000	3.84%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	$208,754	$—	—%
Total Equity/Other							$681,111	$641,000	3.84%

Total Portfolio Investments							$38,560,109	$35,809,997	214.43%
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
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022
(j) Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 2 within the accompanying notes to the consolidated financial statements.
(k)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (formerly known as Triton Pacific Investment Corporation, Inc., TP Flexible Income Fund, Inc., Prospect Flexible Income Fund, Inc. and Prospect Sustainable Income Fund, Inc.) (the “Company”, “PFLOAT”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. The Company utilizes an ESG responsibility screen, in addition to analyzing companies' financial performance. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the "Securities Act"), that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC (“TPS”) terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (“PCS”) as the Company’s dealer manager for the Company’s offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the “Private Offering”) on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering.

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with the Merger, Prospect Flexible Income Management, LLC (“PFIM”), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator"), an affiliate of PFIM and our new investment advisor, Prospect Capital Management L.P. (the “Adviser”), became our administrator.

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

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022 supplemented. On and effective January 10, 2022, the Company changed its name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. To effectuate the name change, the Company amended its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws. On and effective September 16, 2022, the Company changed its name to Prospect Floating Rate and Alternative Income Fund, Inc. from Prospect Sustainable Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented, and amended and restated its Third Amended and Restated Bylaws.

On April 20, 2021, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaced our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser are as set forth in the Investment Advisory Agreement. See “Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement” for additional information.
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 3, 6, and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PFLOAT and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2022.
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
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022 sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions at fair value on a trade date basis and changes in fair value are recognized in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations. Amounts for investments traded but not yet settled are reported in Payable for investments purchased and Receivable for investments sold on the Consolidated Statements of Assets and Liabilities. As of September 30, 2022, we have no assets going through foreclosure.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
Other Risks

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2022 and June 30, 2022, our qualifying assets as a percentage of total assets stood at 83.65% and 83.18%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2022 and June 30, 2022, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 4) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2022 and 2021, PIK interest included in interest income totaled $162 and $193, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board of Directors deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our revolving credit facility. (See Note 10 for further discussion.)
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of September 30, 2022 and June 30, 2022, there were no issued convertible securities. (See Note 11 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2022, the Company expects to have excise tax due for the 2022 calendar year. As of September 30, 2022, the Company has accrued $0 of excise tax for this period.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2022, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2018 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2022.

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 was September 8, 2022. Rule 2a-5's adoption did not have a significant impact on the Company’s financial statements and disclosures as our Board of Directors has chosen to continue to determine fair value in good faith.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	21,177	$153,281	23,784	$199,345
Repurchase of common shares	(21,818)	(152,505)	(24,081)	(200,595)
Net increase/(decrease) from capital transactions	(641)	$776	(297)	$(1,250)
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three months ended September 30, 2022 and 2021. On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) increase from capital transactions during the three months ended September 30, 2022 and 2021 also includes reinvested stockholder distributions as noted in the tables above.
Share Repurchase Program
The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s Board of Directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended September 30, 2022
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
Total for the three months ended September 30, 2022		21,818			$152,505

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2022 and 2021, allocation of overhead from the Administrator to the Company was $60,582 and $169,197, respectively. During the three months ended September 30, 2022 and 2021, $8,750 and $7,500, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of September 30, 2022 and June 30, 2022, $396,642 and $356,125, respectively, was payable to the Administrator by the Company.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
During the three months ended September 30, 2022 and 2021, there were no base management fees incurred by PFIM. As of September 30, 2022 and June 30, 2022, the total base management fee due to PFIM was $0.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
There were no incentive fees payable as of September 30, 2022 or June 30, 2022. During the three months ended September 30, 2022 and 2021, there were no incentive fees incurred.

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
During the three months ended September 30, 2022 and 2021, the total base management fee incurred by the Adviser was $112,434 and $182,198, respectively, which were waived by the Adviser. As of September 30, 2022 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
There were no incentive fees payable as of September 30, 2022 or June 30, 2022. During the three months ended September 30, 2022 and 2021, there were no incentive fees incurred.

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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2022 and 2021, PRIS incurred $0 and $14,017, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of September 30, 2022 and June 30, 2022, $0 of expense is due to PRIS.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e.,

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022 greater than $100 million) to receive a fee for the three months ended September 30, 2022 and 2021. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three months ended September 30, 2022 and 2021, there were no base management fees incurred by PFIM.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
Expense Limitation Agreement with the Adviser

On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA" and, together with the First Amended and Restated ELA, the "New ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022, as discussed below. Other than this change, the terms and conditions of the Second Amended and Restated ELA are identical to those of the First Amended and Restated ELA. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through December 31, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After December 31, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $112,434 and $182,198 for the three months ended September 30, 2022 and 2021, respectively.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
Total	$867,644		$867,644

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen. For the three months ended September 30, 2022 and 2021, there were no dealer manager related expenses incurred by the Company.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

NOTE 5 - DISTRIBUTIONS
As of September 30, 2022 and June 30, 2022, distributions payable is $112,101 and $100,836, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2022 and 2021:

	Distributions
For the Three Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
September 30, 2022(1)
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,101
Total for the Three Months Ended September 30, 2022		$338,988

(1) Beginning March 2022, record dates are recorded as of the close of business of the last Friday at the end of the month.

	Distributions
For the Three Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
September 30, 2021
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
Total for the Three Months Ended September 30, 2021		$386,183

(1) Beginning March 2022, record dates are recorded as of the close of business of the last Friday at the end of the month.
The following PFLOAT distributions were previously declared and have record dates subsequent to September 30, 2022:

Record Date	Payment date	PFLOAT Class A Common Shares, per share
October 28, 2022	November 4, 2022	$0.03776
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
During the three months ended September 30, 2022 and 2021 the Company's officers and directors did not purchase any shares of our stock.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

NOTE 6 - INCOME TAXES

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or combination thereof.

For the tax year ending December 31, 2022, the tax character of distributions paid to stockholders through September 30, 2022 is expected to be ordinary income and return of capital. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of distributions between ordinary income and capital gains will not be made until we file our tax return for the tax year ending December 31, 2022.

The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2021 and 2020 were as follows:

	Tax Year Ended
	December 31, 2021		December 31, 2020
Ordinary income	$647,336		$315,994
Return of capital	926,844		1,232,806
Total distributions paid to stockholders	$1,574,180	(1)	$1,548,800	(2)
(1)    For the tax year ended December 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV. For the tax year ended December 31, 2021, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and will be reported on the 2022 Form 1099-DIV.
(2)    For the tax year ended December 31, 2020, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 69.34% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the 2022 calendar year, we estimated at June 30, 2022 that 66.16% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. The final percentages will be determined with the filing of Form 1099-DIV.

Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2021 calendar year, 48.94% of our taxable ordinary dividends qualified as section 163(j) interest dividends. For the 2022 calendar year, we estimated at June 30, 2022 that 45.08% of our taxable ordinary dividends qualified as section 163(j) interest dividends. These percentages are based on the best estimates available at the time of this filing. The final percentages will be determined with the filing of Form 1099-DIV.

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

The Company's cost basis of investments as of September 30, 2022 for tax purposes was $35,917,232, resulting in an estimated net unrealized loss of $2,100,201. The gross unrealized gains and losses of as September 30, 2022 were $577,377 and $2,677,578, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $37,358,892, resulting in an estimated net unrealized loss of $1,548,895. As of June 30, 2022, the gross unrealized gains and losses were $811,407 and $2,360,302, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022 following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2021 and 2020.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $162 and $5,735,000 during the three months ended September 30, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,358,587 and $5,517,172 were received during the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and June 30, 2022, 97% and 96%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $32,696,598 and $34,508,783, respectively. As of September 30, 2022 and June 30, 2022, 95% and 96%, respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $35,481,318 and $36,863,330, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$29,066,853	$27,311,614	81%
Senior Secured Loans-Second Lien	496,718	482,500	1%
Senior Secured Notes	1,004,381	567,681	2%
Structured Subordinated Notes	5,917,747	4,902,484	14%
Equity/Other	670,383	552,750	2%
Total Portfolio Investments	$37,156,082	$33,817,029	100%

	June 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio

Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	507,496	511,464	1%
Senior Secured Notes	1,004,570	650,000	2%
Structured Subordinated Notes	5,991,806	5,126,749	14%
Equity/Other	681,111	641,000	2%
Total Portfolio Investments	$38,560,109	$35,809,997	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,902,484	14%
Healthcare & Pharmaceuticals	3,871,872	11%
Telecommunications	3,557,112	11%
Services: Consumer	3,537,007	10%
Services: Business	3,241,324	10%
Beverage, Food & Tobacco	2,417,002	7%
Media: Broadcasting & Subscription	1,945,225	6%
High Tech Industries	1,945,040	6%
Consumer goods: Durable	1,899,160	6%
Wholesale	1,737,999	5%
Media: Diversified and Production	1,653,300	5%
Automotive	1,219,307	4%
Consumer goods: Non-Durable	824,266	2%
Financial	567,681	2%
Media: Advertising, Printing & Publishing	482,500	1%
Retail	15,750	0%
Total	$33,817,029	100%

	June 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,126,749	14%
Healthcare & Pharmaceuticals	4,053,779	11%
Telecommunications	3,616,257	10%
Services: Consumer	3,614,230	10%
Services: Business	3,272,314	9%
Beverage, Food & Tobacco	2,385,703	7%
High Tech Industries	2,378,482	7%
Media: Broadcasting & Subscription	1,960,080	6%
Consumer goods: Durable	1,911,603	5%
Wholesale	1,760,222	5%
Media: Diversified and Production	1,702,829	5%
Automotive	1,217,087	3%
Consumer goods: Non-Durable	914,067	3%
Banking, Finance, Insurance & Real Estate	735,131	2%
Financial	650,000	2%
Media: Advertising, Printing & Publishing	501,250	1%
Retail	10,214	0%
Total	$35,809,997	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2022 and June 30, 2022, respectively:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,585,111	$18,726,503	$27,311,614
Senior Secured Loans-Second Lien	—	—	482,500	482,500
Senior Secured Notes	—	567,681	—	567,681
Structured Subordinated Notes	—	—	4,902,484	4,902,484
Equity/Other	—	—	552,750	552,750
Total Portfolio Investments	$—	$9,152,792	$24,664,237	$33,817,029

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,929,159	$19,951,625	$28,880,784
Senior Secured Loans-Second Lien	—	—	511,464	511,464
Senior Secured Notes	—	650,000	—	650,000
Structured Subordinated Notes	—	—	5,126,749	5,126,749
Equity/Other	—	—	641,000	641,000
Total Portfolio Investments	$—	$9,579,159	$26,230,838	$35,809,997

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

In determining the range of values for debt instruments where market quotations are not available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for equity investments of portfolio companies , the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
An increase in interest rates would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have interest rate floors, there may not be corresponding increases in investment income (if interest rates increase but stay below the interest rate floor of such investments) resulting in materially smaller distribution payments to the residual interest investors.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. Our investments are subject to market risk as a result of economic and political developments, including impacts from the coronavirus ("COVID-19") pandemic, the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of our investments.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
Changes in Valuation Techniques
During the three months ended September 30, 2022, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco First Lien Term Loan decreased to $1,466,700 as of September 30, 2022, a discount of $(5,076) from its amortized cost, compared to the $24,441 unrealized appreciation recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for Shutterfly, LLC (“Shutterfly”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Shutterfly decreased to $1,653,300 as of September 30, 2022, a discount of $(318,948) from its amortized cost, compared to the $(268,929) unrealized depreciation recorded at June 30, 2022.
During the three months ended September 30, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in Rising Tide decreased to $824,266 as of September 30, 2022, a discount of $(155,103) from its amortized cost, compared to the $(67,441) unrealized depreciation recorded at June 30, 2022.
As of September 30, 2022 and June 30, 2022, there were no loans on non-accrual status.

The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2022 and June 30, 2022:

	September 30, 2022			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,959,523	$3,871,872	11.4%	$3,966,383	$4,053,779	11.3%
Telecommunications	3,760,827	3,557,112	10.5%	3,759,421	3,616,257	10.1%
Services: Consumer	3,871,168	3,537,007	10.5%	3,917,659	3,614,230	10.1%
All Other Industries	25,564,564	22,851,038	67.6%	26,916,646	24,525,731	68.5%
Total	$37,156,082	$33,817,029	100.0%	$38,560,109	$35,809,997	100.0%

As of September 30, 2022 investments in Tennessee, Massachusetts and California comprised 11.4%, 10.9% and 10.6%, respectively, of our investments at fair value, with a cost of $3,976,080, $3,948,528 and $3,962,248, respectively, and a fair value of $3,855,123, $3,683,039 and $3,598,525, respectively. As of June 30, 2022 investments in Massachusetts, Tennessee and California comprised 11.6%, 10.9% and 10.2%, respectively, of our investments at fair value, with a cost of $4,451,784, $3,979,228 and $3,966,758, respectively, and a fair value of $4,138,704, $3,916,495 and $3,662,909, respectively.
The following is a reconciliation for the three months ended September 30, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(225,003)	(18,186)	(150,209)	(77,522)	(470,920)
Net realized and unrealized gains (losses) on investments	(225,003)	(18,186)	(150,209)	(77,522)	(470,920)
Purchases of investments	—	—	—	—	—
Payment-in-kind interest	—	162	—	—	162
Accretion (amortization) of purchase discount and premium, net	15,191	2,402	(74,056)	—	(56,463)
Repayments and sales of portfolio investments	(1,310,252)	(13,342)	—	(10,728)	(1,334,322)
Transfers into Level 3(1)	1,702,829	—	—	—	1,702,829
Transfers out of Level 3(1)	(1,407,887)	—	—	—	(1,407,887)
Fair Value at September 30, 2022	$18,726,503	$482,500	$4,902,484	$552,750	$24,664,237

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(236,930)	$(19,070)	$(150,209)	$(77,522)	$(483,731)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the quarter ended September 30, 2022, one of our first lien loans transferred out of Level 3 to Level 2 due to increased observability of the inputs. During the quarter ended September 30, 2022, one of our first lien loans transferred out of Level 2 to Level 3 due to decreased observability of the inputs.

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

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the quarter ended September 30, 2021, one of our first lien loans transferred out of Level 3 to Level 2 due to increased observability of the inputs.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$1,136,641	Market quotes	Indicative dealer quotes	65.00%-100.00%	81.31%
Senior Secured First Lien Debt	17,589,862	Discounted Cash Flow (Yield Analysis)	Market Yield	8.59%-14.47%	11.02%
Senior Secured Second Lien Debt	482,500	Market quotes	Indicative dealer quotes	95.50%-97.50%	96.50%
Equity/Other	552,750	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	5.25x-8.75x	8.18x
Subordinated Structured Notes	4,902,484	Discounted Cash Flow	Discount Rate	9.50%- 34.67%(1)	23.51%(1)
	$24,664,237
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
For the three months ended September 30, 2022 and 2021 there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three months ended September 30, 2022 and 2021, there was accelerated original issue discounts due to repayments of $3,020 and $190,966, respectively, included in interest income.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company has a conditional obligation to reimburse the Adviser and PFIM for any amounts funded by the Adviser and PFIM under the Expense Limitation Agreement and Former Expense Limitation Agreement for any payments made by the Adviser and PFIM, respectively. The Expense Limitation Agreement and Former Expense Limitation Agreement payments are subject to repayment by the Company within the three years following the end of the quarter in which the payment was made by the Adviser or PFIM; provided that any such repayments shall be subject to the then-applicable expense limitation, if any, and the limit that was in effect at the time when the Adviser or PFIM made the payment that is subject to repayment.
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022 in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

As of September 30, 2022 and June 30, 2022, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver through January 31, 2023 of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022, which waiver is effective for so long as we (i) maintain compliance with a market value ratio test and an overcollateralization test on certain determination dates and (ii) maintain or improve a maximum Moody’s weighted average rating test. As of September 30, 2022, we were in compliance with the applicable covenants.

As of September 30, 2022 and June 30, 2022, we had $20,000,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of September 30, 2022 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $27,794,114 and $29,382,034, respectively, which represents 82% of our total investments for each period. These securities are not available as collateral to the Company's general creditors. The fair value of the Credit Facility was $20,000,000 and is categorized as Level 2 under ASC 820 as of September 30, 2022. The fair value of the revolving credit facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility. As of September 30, 2022 and June 30, 2022, $389,771 and $404,589, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2022 and 2021, we recorded $269,258 and $142,385 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended September 30, 2022 and 2021,  the average stated interest rate (i.e., rate in effect plus the spread) was 5.03% and 2.33%, respectively. For the three months ended September 30, 2022 and 2021, average outstanding borrowings under the Credit Facility was $20,103,261 and $21,000,000, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$7.03	$8.36
Net investment (loss) income	0.03	0.19
Net realized and unrealized (losses) on investments	(0.25)	(0.13)
Net increase (decrease) in net assets resulting from operations	(0.22)	0.06
Distributions(b)
Return of capital distributions	(0.04)	(0.08)
Distributions from net investment income	(0.10)	(0.09)
Total Distributions	(0.14)	(0.17)
Other (c)	—	0.01
Net asset value at end of period	$6.67	$8.26
Total return based on net asset value (d)	(3.16)%	0.74%

Supplemental Data:
Net assets at end of period	$15,845,448	$19,708,225
Average net assets	$16,273,212	$19,828,016
Average shares outstanding	2,375,375	2,385,883
Ratio to average net assets:
Total annual expenses	20.56%	14.75%
Total annual expenses (after expense limitation agreement)	17.79%	11.07%
Net investment (loss) income	1.76%	9.01%

Portfolio Turnover	—%	14.56%

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) September 30, 2022
Information about our senior securities is shown in the following table since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Net (decrease)/increase in net assets resulting from operations	$(517,315)	$147,851
Weighted average common shares outstanding	2,375,375	2,385,883
Net (decrease)/increase in net assets resulting from operations per share	$(0.22)	$0.06

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2022 and ending November 14, 2022, the Company issued 13,809 shares pursuant to its distribution reinvestment plan in the amount of $94,391.
Repurchase Offer
On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,836. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The Offer expired at 4:00 P.M., Eastern Time, on October 24, 2022, and a total of 205,580 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 23,434 Shares validly tendered and not withdrawn at a price equal to $6.65 per Share for an aggregate purchase price of approximately $155,836.

Credit Facility

On November 7, 2022, we paid down $2,200,000 on the Credit Facility. As of November 14, 2022, there was a $17,800,000 outstanding Credit Facility balance.
Distributions

On November 14, 2022, the Board of Directors declared distributions for the months of November 2022, December 2022 and January 2023, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of the last Friday at the end of each month in November 2022, December 2022 and January 2023 and equal a weekly amount of $0.00895 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PFLOAT Class A Common Shares, per share
November 25, 2022	December 2, 2022	$0.03580
December 31, 2022	January 6, 2023	$0.04475
January 27, 2023	February 3, 2023	$0.03580

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

The terms “PFLOAT,” “the Company,” “we,” “us” and “our” mean Prospect Floating Rate and Alternative Income Fund, Inc. unless the context specifically requires otherwise.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We will provide shareholders with 60 days' advanced notice prior to changing this 80% investment policy. The Company utilizes an ESG responsibility screen, in addition to analyzing companies' financial performance. Additional information regarding the company's ESG criteria can be found in the Company's Responsible Investment Policy, which is available on the Company's website at www.pfloat.com. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. (“PWAY”) merged with and into us (the “Merger”). As the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. (“TPIC”)). In connection with our adoption of a policy to invest, under normal market conditions, at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments, effective September 16, 2022, we changed our name to Prospect Floating Rate and Alternative Income Fund, Inc. In connection with the Merger, Prospect Flexible Income Management, LLC ("PFIM"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator" or "Prospect Administration"), an affiliate of PFIM and our new investment adviser, Prospect Capital Management L.P. (the "Adviser"), became our administrator. Although PWAY merged with and into us, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed herein and in other applicable reports that we file with the SEC.

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

We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis with Triton Pacific Securities, LLC (the "Dealer Manager") serving as the dealer manager for the offering pursuant to a dealer manager agreement, as amended. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged Preferred Capital Securities, LLC (“PCS”) as our dealer manager for our offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”)) of shares of our common stock (the “Private Offering”) on the terms and conditions set forth in our confidential private placement memorandum. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering.

As of November 14, 2022, we have sold a total of 2,365,625 shares of common stock, including 395,618 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,676,638, including the reduction due to ($4,466,622) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2022, there were no purchased investment securities (excluding short-term securities). During the same three month period ended September 30, 2022, sales and redemptions of investment securities (excluding short-term securities) were $1,358,587, resulting in a total net portfolio decline of $(1,358,587).
Debt Issuances and Redemptions
During the three months ended September 30, 2022, we paid down $500,000 on our Credit Facility (as defined herein) for a total of $20,000,000 outstanding on our credit facility as of September 30, 2022. See "Credit Facility".
On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,836. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The Offer expired at 4:00 P.M., Eastern Time, on October 24, 2022, and a total of 205,580 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 23,434 Shares validly tendered and not withdrawn at a price equal to $6.65 per Share for an aggregate purchase price of approximately $155,836.
Equity Issuances
As part of the distribution reinvestment plan, we issued 5,972, 8,457, 6,748, 7,528 and 6,281 shares of our common stock on July 1, 2022, August 5, 2022, September 2, 2022, October 7, 2022 and November 4, 2022, respectively.
Investments
Our investment objective is to meet our investment objective by generating current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. To determine our investable universe, we will first seek to screen out certain issuers based on ESG industry screening criteria determined by the Fund. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market.
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
Portfolio and Investment Activity
During the three months ended September 30, 2022, we did not purchase investment securities (excluding short-term securities). During the same three month period ended September 30, 2022, sales and redemptions of investment securities (excluding short-term securities) were $1,358,587, resulting in a total net portfolio decline of $(1,358,587). As of September 30, 2022, our investment portfolio, with a total fair value of $33,817,029, consisted of interests in 46 investments (82% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 14% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after September 30, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed on September 6, 2022.
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
Portfolio Holdings
As of September 30, 2022, our investment portfolio, with a total fair value of $33,817,029, consisted of interests in 22 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2022 and June 30, 2022:

	As of September 30, 2022			As of June 30, 2022
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$29,066,853	$27,311,614	81%	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	496,718	482,500	1%	507,496	511,464	1%
Equity/Other	670,383	552,750	2%	681,111	641,000	2%
Senior Secured Notes	1,004,381	567,681	2%	1,004,570	650,000	2%
Structured subordinated notes	5,917,747	4,902,484	14%	5,991,806	5,126,749	14%
Total	$37,156,082	$33,817,029	100%	$38,560,109	$35,809,997	100%

Number of portfolio companies	22			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			98%
% Fixed Rate (based on fair value)(1)	2%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	9%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	13%			12%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,917,747	16%	$4,902,484	14%
Healthcare & Pharmaceuticals	3,959,523	11%	3,871,872	11%
Telecommunications	3,760,827	11%	3,557,112	11%
Services: Consumer	3,871,168	10%	3,537,007	10%
Services: Business	3,407,026	9%	3,241,324	10%
Beverage, Food & Tobacco	2,457,817	7%	2,417,002	7%
Media: Broadcasting & Subscription	1,990,000	5%	1,945,225	6%
High Tech Industries	2,018,717	5%	1,945,040	6%
Consumer goods: Durable	1,970,826	5%	1,899,160	6%
Wholesale	1,929,811	5%	1,737,999	5%
Media: Diversified and Production	1,972,248	5%	1,653,300	5%
Automotive	1,221,878	3%	1,219,307	4%
Consumer goods: Non-Durable	979,369	3%	824,266	2%
Financial	1,004,381	3%	567,681	2%
Media: Advertising, Printing & Publishing	496,718	1%	482,500	1%
Retail	198,026	1%	15,750	0%
Total	$37,156,082	100%	$33,817,029	100%

	June 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,991,806	16%	$5,126,749	14%
Healthcare & Pharmaceuticals	3,966,383	10%	4,053,779	11%
Telecommunications	3,759,421	10%	3,616,257	10%
Services: Consumer	3,917,659	10%	3,614,230	10%
Services: Business	3,411,023	9%	3,272,314	9%
Beverage, Food & Tobacco	2,463,631	6%	2,385,703	7%
High Tech Industries	2,518,008	7%	2,378,482	7%
Media: Broadcasting & Subscription	1,995,000	5%	1,960,080	6%
Consumer goods: Durable	1,970,645	5%	1,911,603	5%
Wholesale	1,933,776	5%	1,760,222	5%
Media: Diversified and Production	1,971,758	5%	1,702,829	5%
Automotive	1,224,478	3%	1,217,087	3%
Consumer goods: Non-Durable	981,508	3%	914,067	3%
Banking, Finance, Insurance & Real Estate	734,193	2%	735,131	2%
Financial	1,004,570	3%	650,000	2%
Media: Advertising, Printing & Publishing	496,398	1%	501,250	1%
Retail	219,852	0%	10,214	0%
Total	$38,560,109	100%	$35,809,997	100%
As of September 30, 2022 and June 30, 2022, we did not “control” any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of September 30, 2022 and June 30, 2022:

	September 30, 2022				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value(1)	% of Portfolio	Cost	% of Portfolio	Fair Value(1)	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	37,156,082	100%	33,817,029	100%	38,560,109	100%	35,809,997	100%
Total Investments	$37,156,082	100%	$33,817,029	100%	$38,560,109	100%	$35,809,997	100%

(1) As of September 30, 2022 and June 30, 2022, the fair value of our investments were impacted by the uncertainty surrounding the impact of the COVID-19 pandemic.

Net Asset Value
During the three months ended September 30, 2022, our net asset value decreased by $(855,527), or $(0.36) per share. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(588,941), or $(0.25) per weighted average share. For the three months ended September 30, 2022, the decrease was primarily offset by $0.11 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $71,626. The following table shows the calculation of net asset value per share as of September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022
Net assets	$15,845,448	$16,700,975
Shares of common stock issued and outstanding	2,375,249	2,375,890
Net asset value per share	$6.67	$7.03

Results of Operations
Investment Income
For the three months ended September 30, 2022 and 2021, we generated $795,513 and $995,544, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three months ended September 30, 2022, investment income was lower due to approximately $191,000 in accelerated accretion of discounts. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 3 additional investments with an effective yield estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost.
For the three months ended September 30, 2022 and 2021, PIK interest included in interest income totaled $162 and $193, respectively. For the three months ended September 30, 2022, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $836,321 and $731,168 for the three months ended September 30, 2022 and 2021, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended September 30, 2022 and 2021, respectively, were $112,434 and $182,198. Base management fees were lower for the three months ended September 30, 2022 due to the reduction in the annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly).
The interest and credit facility expense for the three months ended September 30, 2022 and 2021, respectively, were $269,258 and $142,385. The interest and credit facility expenses were higher for the three months ended September 30, 2022 due to an increase in the three-month interest rates. The interest expense is monitored during our monthly reporting.

The offering costs for the three months ended September 30, 2022 and 2021, respectively, were $8,513 and $5,307. The offering costs were higher for the three months ended September 30, 2022 because we are currently incurring initial costs associated with launching a private placement offering.
The legal expenses for the three months ended September 30, 2022 and 2021, respectively, were $68,479 and $3,146. The legal expenses for the three months ended September 30, 2021 decreased due to a reduction in time incurred with external third party legal service providers. The legal expenses for the three months ended September 30, 2022 were higher due to additional costs associated with our Private Offering with PCS.
The valuation services for the three months ended September 30, 2022 and 2021, respectively, were $5,000 and $33,866. The valuation costs for the three months ended September 30, 2022 were lower due to leveraging the valuation services provided for co-investments.
The general and administrative expense for the three months ended September 30, 2022 and 2021, respectively, were $57,602 and $24,132. The general and administrative expense for the three months ended September 30, 2022 were lower due to the reduction in third party vendor usage.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(112,434) and $(182,198) for the three months ended September 30, 2022 and 2021, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $71,626 and $446,574 for the three months ended September 30, 2022 and 2021, respectively. The net investment income for the three months ended September 30, 2022 was lower due to an increase in offering costs, interest and credit facility expense and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2022 and 2021, respectively, we received proceeds from sales and repayments on unaffiliated investments of $1,358,587 and $5,517,172, from which we realized gains (losses) of $0.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2022 and 2021, respectively, net change in unrealized gains (losses) totaled $(588,941) and $(298,723), respectively. For the three months ended September 30, 2022, the fair value of our investments was negatively impacted by uncertainty surrounding the impact of the COVID-19 pandemic and its effect on the supply chain, labor shortages, market yields and fundamental portfolio company performance.
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
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering.
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

For the three months ended September 30, 2022 and 2021 our operating activities provided (used) $1,633,138 and $(177,323) of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current year. For the the three months ended September 30, 2022 and 2021, operating activities included the purchases of investments totaling $0 and $(5,735,000), respectively, which was offset by the repayments and sales of portfolio investments of $1,358,587 and $5,517,172, respectively. Financing activities (used) provided $(826,946) and $(404,364) of cash during the three months ended September 30, 2022 and 2021, respectively, which included dividend payments of $(174,441) and $(203,769), respectively. For the three months ended September 30, 2022 and 2021, we repaid $500,000 and $0, respectively, under the credit facility.
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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%.The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver through January 31, 2023 of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022, which waiver is effective for so long as we (i) maintain compliance with a market value ratio test and an overcollateralization test on certain determination dates and (ii) maintain or improve a maximum Moody’s weighted average rating test. As of September 30, 2022, we were in compliance with the applicable covenants. As of September 30, 2022, we had $20,000,000 outstanding on our Credit Facility with $30,000,000 capital remaining available under the Credit Facility. As of September 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $27,794,114, which represents 82% of our total investments. These securities are not available as collateral to the Company's general creditors.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 14, 2022 and notes the following:
Covid-19
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
Issuance of Common Stock
For the period beginning October 1, 2022 and ending November 14, 2022, the Company issued 13,809 shares pursuant to its distribution reinvestment plan in the amount of $94,391.
Repurchase Offer
On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,836. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The Offer expired at 4:00 P.M., Eastern Time, on October 24, 2022, and a total of 205,580 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 23,434 Shares validly tendered and not withdrawn at a price equal to $6.65 per Share for an aggregate purchase price of approximately $155,836.
Credit Facility
On November 7, 2022, we paid down $2,200,000 on the Credit Facility. As of November 14, 2022, there was a $17,800,000 outstanding Credit Facility balance.
Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of November 14, 2022, one-month SOFR is utilized as the floating benchmark rate on 3 of our loans and three-month SOFR is utilized as the floating benchmark rate on 1 of our loans. As of November 14, 2022, the one-month SOFR was 3.81% and one-month USD LIBOR was 3.89%, while the three-month SOFR was 4.23% and three-month LIBOR was 4.64%.

At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from USD LIBOR proceeds.
Distributions

On November 14, 2022, the Board of Directors declared distributions for the months of November 2022, December 2022 and January 2023, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value. The distributions have monthly record dates as of the close of business of the last Friday at the end of each month in November 2022, December 2022 and January 2023 and equal a weekly amount of $0.00895 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment date	PFLOAT Class A Common Shares, per share
November 25, 2022	December 2, 2022	$0.03580
December 31, 2022	January 6, 2023	$0.04475
January 27, 2023	February 3, 2023	$0.03580
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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2022 and 2021, allocation of overhead from the Administrator to the Company was $60,582 and $169,197, respectively. As of September 30, 2022 and June 30, 2022, $396,642 and $356,125, respectively, was payable to the Administrator by the Company.
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
Allocation of Expenses

The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended September 30, 2022 and 2021, PRIS incurred $0 and $14,017, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of September 30, 2022 and June 30, 2022, $0 of expense is due to PRIS, which is presented as part of Due to Affiliates on the Consolidated Statements of Assets and Liabilities.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2022. The officers do not receive any direct compensation from the Company.

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

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. On and effective April 20, 2021, the Company entered into a new expense limitation agreement with the Adviser, which was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, the Company entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA" and, together with the First Amended and Restated ELA, the "New ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022, as discussed below. Other than this change, the terms and conditions of the Second Amended and Restated ELA are identical to those of the First Amended and Restated ELA. Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the New ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the New ELA through December 31, 2022. The Former ELA did not contain this guaranteed waiver. Other than this guaranteed waiver, the terms and conditions of the New ELA are substantially similar to those of the Former ELA. See “Expense Limitation Agreement” below.

Expense Limitation Agreement

Former Expense Limitation Agreement with PFIM
Concurrently with the closing of the Merger, we entered into the Former ELA with PFIM. On and effective February 17, 2021, the Former ELA was terminated in accordance with its terms.
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory

Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's Board of Directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. During the three months ended September 30, 2022, there were no base management fees incurred by PFIM.
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

Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into the new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022. On August 23, 2022, we entered into the Second Amended and Restated ELA to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022, as discussed below. The New ELA has an initial term ending on the first full month following the one-year anniversary of its effective date and may be continued thereafter for successive one-year periods in accordance with its terms.
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through December 31, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After December 31, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $112,434 and $182,198 for the three months ended September 30, 2022 and 2021, respectively.
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
During the three months ended September 30, 2022 and 2021, there were no base management fees incurred by PFIM. As of September 30, 2022 and June 30, 2022, the total base management fee due to PFIM was $0.

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
There were no incentive fees payable as of September 30, 2022 or June 30, 2022. During the three months ended September 30, 2022 and 2021, there were no incentive fees incurred.

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
The total base management fee incurred by the Adviser was $112,434 and $182,198, during the three months ended September 30, 2022 and 2021, respectively, which were waived by the Adviser. As of September 30, 2022 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.

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
There were no incentive fees payable as of September 30, 2022 or June 30, 2022. During the three months ended September 30, 2022 and 2021, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. The economic effects of the ongoing conflict between Russia and Ukraine and the COVID-19 pandemic have introduced significant volatility in the financial markets and global supply chain disruptions, and the effects of this volatility and these disruptions have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of September 30, 2022, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is three-month SOFR plus 220 basis points with no minimum SOFR floor and an outstanding balance of $20,000,000 as of September 30, 2022.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2022:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$948,033	$600,000	$348,033
Up 200 basis points	$649,846	$400,000	$249,846
Up 100 basis points	$351,659	$200,000	$151,659
Down 100 basis points	$(298,187)	$(200,000)	$(98,187)
Down 200 basis points	$(591,533)	$(400,000)	$(191,533)
Down 300 basis points	$(788,136)	$(600,000)	$(188,136)

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

In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Notwithstanding the material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of its operations, changes in its net assets and temporary equity and its cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

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
•Enhancing policies and procedures to retain adequate documentary evidence for certain management review controls over the valuation of CLOs, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

We believe our planned actions to enhance our processes and controls will address the material weakness, but these actions are subject to ongoing management evaluation, and we will need a period of execution to demonstrate remediation. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
Change in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2022.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, if any, and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022 which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the three months ended September 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of calendar year 2022. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 5, 2022	July 29, 2022	8,457	$6.99
September 2, 2022	August 26, 2022	6,748	$6.99
October 7, 2022	September 30, 2022	7,528	$6.99

On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,836. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The offer expired at 4:00 P.M., Eastern Time, on October 24, 2022 and a total of 205,580 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,434 shares validly tendered and not withdrawn at a price equal to $6.65 per share for an aggregate purchase price of approximately $155,836.

Item 3: Default Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report or hereby incorporated into this report by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.    Description

3.1     Fourth Amended Articles of Incorporation(1)
3.2     Articles Supplementary(2)
3.3     Articles Supplementary(3)
3.4    Articles of Merger of the Registrant(4)
3.5    Articles of Amendment(5)
3.6    Articles of Amendment(6)
3.7     Third Amended and Restated Bylaws(7)
3.8    Articles of Amendment(8)
3.9    Fourth Amended and Restated Bylaws(9)
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
(6)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(7)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)