Form 10-Q
period 2022-12-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2023-02-13
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 13, 2023 was 2,384,891.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
TABLE OF CONTENTS

Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q (the "Quarterly Report") constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Quarterly Report involve risks, uncertainties and other factors, some of which are beyond our control, including, but not limited to, statements as to:
•our, or our portfolio companies’, future operating results;
•our business prospects and the prospects of our portfolio companies;
•the return or impact of current or future investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the willingness of our investment adviser to waive fees;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the economic effects of the ongoing conflict between Russia and Ukraine and the ensuing geopolitical uncertainty on our and our portfolio companies’ business and the global economy;
•the impact of any current or future global health pandemics on the broader economy and on our and our portfolio companies' business and financial condition;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•the financial condition and ability of our current and prospective portfolio companies to achieve their objectives;
•difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;
•our ability to extend the ramp period of our revolving credit facility;
•the level, duration and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•the phase-out and cessation of the London Interbank Offered Rate (“LIBOR”) and the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement rate on our operating results;
•adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;
•a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;
•the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
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
•the timing, form and amount of any dividend distributions;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this Quarterly Report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Quarterly Report, our annual report on Form 10-K and our other SEC filings.
We have based the forward-looking statements included in this report on information available to us on the date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)
PART I
Item 1. Consolidated Financial Statements

Assets	December 31, 2022	June 30, 2022
	(unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $36,335,066 and $38,560,109, respectively)	$32,217,778	$35,809,997
Total investments (Note 8 and 9)	32,217,778	35,809,997
Restricted cash	684,602	—
Deferred financing costs (Note 11)	375,437	404,589
Interest receivable	217,120	216,257
Prepaid expenses and other assets	174,963	224,395
Cash	134,157	1,467,568
Receivable for repayments of portfolio investments	10,079	33,940
Total Assets	33,814,136	38,156,746

Liabilities
Revolving Credit Facility (Note 11)	17,800,000	20,500,000
Due to Administrator (Note 5)	622,360	356,125
Accrued audit fees	180,700	128,140
Interest payable	135,472	96,712
Distributions payable	106,123	100,836
Accrued expenses	101,351	100,555
Accrued legal fees	100,167	168,468
Tax payable	—	4,935
Total Liabilities	19,046,173	21,455,771
Commitments and Contingencies (Note 10)	—	—
Net Assets	$14,767,963	$16,700,975

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,371,542 and 2,375,890 Class A shares issued and outstanding, respectively) (Note 4)	$2,372	$2,376
Paid-in capital in excess of par (Note 4 and Note 7)	24,878,298	25,188,341
Total distributable earnings (loss) (Note 7)	(10,112,707)	(8,489,742)
Net Assets	14,767,963	16,700,975
Net Asset Value Per Share (Note 12)	$6.23	$7.03

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Investment Income
Interest income from non-control/non-affiliate investments	$692,405	$552,003	$1,299,279	$1,297,396
Interest income from structured credit securities	179,255	207,776	367,895	457,927
Total Investment Income	871,660	759,779	1,667,174	1,755,323

Operating Expenses
Interest expense and credit facility expenses (Note 11)	320,992	141,686	590,250	284,071
Audit and tax expense	37,400	80,147	175,833	164,225
Base management fees (Note 5)	105,950	184,999	218,384	367,197
Legal expense	30,088	34,835	98,567	37,981
Insurance expense	43,104	43,104	104,093	86,317
Administrator Costs (Note 5)	235,719	153,885	296,300	323,082
General and administrative	(12,698)	1,646	44,903	25,778
Transfer agent’s fees and expenses	56,213	41,168	111,244	84,814
Offering costs	4,281	45,366	12,794	50,673
Valuation services	5,000	751	10,000	34,617
Total Operating Expenses	826,049	727,587	1,662,368	1,458,755
Expense limitation payment (Note 5)	(105,950)	(184,999)	(218,384)	(367,197)
Total Net Operating Expenses	720,099	542,588	1,443,984	1,091,558
Net Investment Income (Loss)	151,561	217,191	223,190	663,765

Net Realized and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(147,942)	—	(147,942)	—
Net realized losses	(147,942)	—	(147,942)	—
Net change in unrealized losses:
Non-control/non-affiliate investments	(778,235)	(113,341)	(1,367,176)	(412,064)
Net change in unrealized losses	(778,235)	(113,341)	(1,367,176)	(412,064)
Net Realized and Net Change in Unrealized Losses on Investments	(926,177)	(113,341)	(1,515,118)	(412,064)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(774,616)	$103,850	$(1,291,928)	$251,701
Net (decrease) increase in net assets resulting from operations per share (Note 12)(1)	$(0.33)	$0.04	$(0.54)	$0.11
Distributions declared per share	$0.12	$0.16	$0.26	$0.32

(1) For the three months ended December 31, 2022 and 2021, the weighted average common shares outstanding were 2,373,798 and 2,383,928, respectively. For the six months ended December 31, 2022 and 2021, the weighted average common shares outstanding were 2,374,492 and 2,384,784, respectively.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended December 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2022(1)	2,375,249	$2,375	$25,097,836	$(9,254,763)	$15,845,448
Net decrease in net assets resulting from operations
Net investment income	—	—	—	151,561	151,561
Net realized losses on investments	—	—	—	(147,942)	(147,942)
Net change in unrealized losses on investments	—	—	—	(778,235)	(778,235)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(239,157)	(239,157)
Return of capital distributions	—	—	(41,628)	—	(41,628)
Capital Transactions
Shares issued through reinvestment of distributions (Note 4)	19,727	20	133,728	—	133,748
Repurchase of common shares (Note 4)	(23,434)	(23)	(155,809)	—	(155,832)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Decrease for the three months ended December 31, 2022	(3,707)	(3)	(219,538)	(857,944)	(1,077,485)
Balance as of December 31, 2022	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Three Months Ended December 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2021(1)	2,385,760	$2,386	$25,167,089	$(5,461,250)	$19,708,225
Net increase in net assets resulting from operations
Net investment income	—	—	—	217,191	217,191
Net change in unrealized losses on investments	—	—	—	(113,341)	(113,341)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(93,141)	(93,141)
Return of capital distributions	—	—	(279,645)	—	(279,645)
Capital Transactions
Shares issued through reinvestment of distributions	20,627	21	170,520	—	170,541
Repurchase of common shares	(24,286)	(24)	(200,097)	—	(200,121)
Tax Reclassification of Net Assets (Note 7)	—	—	(318,847)	318,847
Total Increase (Decrease) for the three months ended December 31, 2021	(3,659)	(3)	(628,069)	329,556	(298,516)
Balance as of December 31, 2021	2,382,101	$2,383	$24,539,020	$(5,131,694)	$19,409,709

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Six Months Ended December 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net decrease in net assets resulting from operations
Net investment income	—	—	—	223,190	223,190
Net realized losses on investments	—	—	—	(147,942)	(147,942)
Net change in unrealized losses on investments	—	—	—	(1,367,176)	(1,367,176)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(486,866)	(486,866)
Return of capital distributions	—	—	(132,910)	—	(132,910)
Capital Transactions
Shares issued through reinvestment of distributions (Note 4)	40,904	41	286,988	—	287,029
Repurchase of common shares (Note 4)	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Decrease for the six months ended December 31, 2022	(4,348)	(4)	(310,043)	(1,622,965)	(1,933,012)
Balance as of December 31, 2022	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Six Months Ended December 31, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net increase in net assets resulting from operations
Net investment income	—	—	—	663,765	663,765
Net change in unrealized losses on investments	—	—	—	(412,064)	(412,064)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(296,931)	(296,931)
Return of capital distributions	—	—	(462,038)	—	(462,038)
Capital Transactions
Shares issued through reinvestment of distributions	44,411	45	369,841	—	369,886
Repurchase of common shares	(48,367)	(48)	(400,668)	—	(400,716)
Tax Reclassification of Net Assets (Note 7)	—	—	(318,847)	318,847	—
Total Increase (Decrease) for the six months ended December 31, 2021	(3,956)	(3)	(811,712)	273,617	(538,098)
Balance as of December 31, 2021	2,382,101	$2,383	$24,539,020	$(5,131,694)	$19,409,709

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(1,291,928)	$251,701
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	12,794	50,673
Purchases of investments	—	(10,236,250)
Repayments and sales of portfolio investments	2,066,272	10,114,598
Net change in unrealized losses on investments	1,367,176	412,064
Net realized losses on investments	147,942	—
Amortization of premiums (accretion of purchase discounts) on investments, net	10,991	(120,338)
Amortization of deferred financing costs	29,152	29,635
Payment-in-kind interest	(162)	(385)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for repayments of portfolio investments	23,861	6,465
Interest receivable	(863)	(67,146)
Deferred offering costs (Note 5)	(12,794)	(50,673)
Prepaid expenses and other assets	49,432	149,020
Increase (Decrease) in operating liabilities
Due to Adviser (Note 5)	—	(44,223)
Accrued expenses	796	(41,599)
Accrued legal fees	(68,301)	(28,690)
Accrued audit fees	52,560	(2,853)
Due to Administrator (Note 5)	266,235	(50,611)
Payable for investments purchased	—	2,000,000
Due to Affiliates (Note 5)	—	(23,258)
Interest payable	38,760	1,523
Tax payable	(4,935)	—
Net cash provided (used in) by operating activities	2,686,988	2,349,653
Cash flows from financing activities:
Distributions paid to stockholders	(327,460)	(380,992)
Repurchase of common shares	(308,337)	(400,716)
Repayments under Revolving Credit Facility (Note 11)	(2,700,000)	—
Net cash (used in) provided by financing activities	(3,335,797)	(781,708)
Net (decrease) increase in cash and restricted cash	(648,809)	1,567,945
Cash and restricted cash at beginning of period	1,467,568	3,139,929
Cash and restricted cash at end of period	$818,759	$4,707,874
Supplemental disclosures:
Cash paid for interest	$522,338	$252,913
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$287,029	$369,886

Beginning of the period
Cash	$1,467,568	$3,139,929
Restricted cash	—	—
Cash and restricted cash at beginning of period	$1,467,568	$3,139,929

End of the period
Cash	$134,157	$4,707,874
Restricted cash	684,602	—
Cash and restricted cash at end of period	$818,759	$4,707,874

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2022
(unaudited)

						December 31, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(i)(j)	Telecommunications	7/31/2019	3ML+4.50% (9.23%)	1.00	11/1/2024	$1,928,934	$1,863,934	$1,477,600	10.01%
BCPE North Star US Holdco 2, Inc.(h)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (8.73%)	0.75	6/9/2028	1,979,953	1,979,549	1,910,060	12.93%
CareerBuilder, LLC(h)(j)	Services: Consumer	7/27/2017	3ML+6.75% (11.48%)	1.00	7/31/2023	969,272	956,314	663,951	4.50%
DRI Holding Inc(h)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (9.63%)	0.50	12/21/2028	1,985,000	1,985,000	1,965,631	13.30%
DTI Holdco, Inc.(h)	Services: Business	4/21/2022	3M SOFR+4.75% (8.84%)	0.75	4/26/2029	1,496,250	1,469,108	1,435,054	9.72%
First Brands Group(h)	Automotive	3/24/2021	6M SOFR+5.00% (8.37%)	1.00	3/30/2027	1,228,125	1,219,278	1,228,102	8.32%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (7.88%)	0.75	2/14/2025	1,480,867	1,478,380	1,396,310	9.45%
RC Buyer, Inc.(h)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (8.23%)	0.75	7/28/2028	1,975,000	1,971,006	1,869,733	12.65%
Research Now Group, Inc. & Survey Sampling International LLC(h)	Services: Business	4/2/2019	6ML+5.50% (8.84%)	1.00	12/20/2024	1,930,170	1,930,170	1,684,937	11.41%
Rising Tide Holdings, Inc.(h)	Consumer goods: Non-Durable	5/26/2021	3ML + 4.75% (9.48%)	0.75	6/1/2028	985,000	977,230	719,641	4.87%
Rocket Software, Inc.(h)(j)	High Tech Industries	4/2/2019	1ML+4.25% (8.63%)	—	11/28/2025	2,023,300	2,014,246	1,950,209	13.21%
Shutterfly, LLC(h)	Media: Diversified and Production	7/1/2021	1ML+5.00% (9.38%)	0.75	9/25/2026	1,960,000	1,952,738	1,386,244	9.39%
Sorenson Communications, LLC(h)	Services: Consumer	3/12/2021	3ML+5.50% (10.23%)	0.75	3/17/2026	1,650,000	1,637,114	1,631,188	11.05%
Staples, Inc.(i)(j)	Wholesale	11/18/2019	3ML+5.00% (9.44%)	—	4/16/2026	1,939,698	1,925,846	1,808,222	12.24%
Upstream Newco, Inc.(h)	Services: Consumer	7/22/2021	3M SOFR+4.25% (9.09%)	—	11/20/2026	1,231,250	1,231,250	1,163,654	7.88%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(h)(j)	Telecommunications	4/5/2019	3M SOFR+4.25% (8.49%)	—	11/29/2025	1,928,247	1,898,297	1,845,643	12.50%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (9.91%)	—	10/1/2025	2,023,108	2,001,925	1,976,909	13.39%
Total Senior Secured Loans-First Lien							$28,491,385	$26,113,088	176.82%

Senior Secured Loans-Second Lien(f)(h)(k)(l)
Inmar, Inc.	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (12.38%)	1.00	5/1/2025	$500,000	$497,038	$467,500	3.17%
Total Senior Secured Loans-Second Lien							$497,038	$467,500	3.17%

Senior Secured Notes (a)(i)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$753,146	$351,447	2.38%
Total Senior Secured Notes							$753,146	$351,447	2.38%

Structured Subordinated Notes (a)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	27.71%	N/A	10/20/2030	$250,000	$162,561	$151,424	1.03%
Apidos CLO XXVI	Structured Finance	7/25/2019	19.41%	N/A	7/18/2029	250,000	189,669	180,853	1.22%
California CLO IX, Ltd.	Structured Finance	12/13/2019	28.93%	N/A	7/16/2032	500,000	255,969	248,978	1.69%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	14.53%	N/A	7/15/2030	250,000	178,322	154,649	1.05%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	12.43%	N/A	1/22/2030	500,000	434,423	354,878	2.40%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	10.86%	N/A	7/24/2030	250,000	175,946	124,657	0.85%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	2.70%	N/A	10/29/2029	250,000	169,046	145,284	0.98%
Madison Park Funding XIII, Ltd.(m)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	141,071	121,770	0.83%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	21.60%	N/A	10/22/2030	250,000	185,662	142,273	0.96%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	0.06%	N/A	7/16/2029	850,000	429,668	324,141	2.19%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2022
(unaudited)

						December 31, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	16.93%	N/A	7/19/2030	$500,000	$290,767	$273,157	1.85%
Octagon Investment Partners XXI,Ltd.(j)	Structured Finance	1/6/2016	19.88%	N/A	2/14/2031	387,538	240,139	181,896	1.23%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	7.23%	N/A	3/17/2030	475,000	379,486	324,346	2.20%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	12.16%	N/A	7/20/2030	250,000	155,669	145,167	0.98%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	24.93%	N/A	4/15/2031	500,000	382,312	336,771	2.28%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	24.07%	N/A	10/21/2030	250,000	197,597	188,210	1.27%
OZLM XII, Ltd. (m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	1,418	0.01%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	5.05%	N/A	1/26/2031	1,500,000	737,106	537,166	3.64%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	16.03%	N/A	10/23/2031	150,000	58,413	41,939	0.28%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	8.02%	N/A	1/21/2031	250,000	200,669	158,555	1.07%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	211,324	129,910	0.88%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.95%	N/A	10/15/2031	250,000	215,675	189,143	1.28%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	3.08%	N/A	10/15/2030	278,312	173,570	131,189	0.89%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	14.32%	N/A	1/21/2031	250,000	196,151	174,094	1.18%
Total Structured Subordinated Notes							$5,923,114	$4,761,868	32.24%

Equity/Other(a)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$511,000	3.46%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	12,875	0.09%
Total Equity/Other							$670,383	$523,875	3.55%

Total Portfolio Investments							$36,335,066	$32,217,778	218.16%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2022, 17% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2022. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML"), three-month ("3ML"), and six-month ("6ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
(c)    Fair value is determined by the Company’s Board of Directors (see Note 3).
(d)    See Note 7 for a discussion of the tax cost of the portfolio.
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
(f) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at December 31, 2022 and June 30, 2022 were $26,580,588 and $29,382,034, respectively, representing 83% and 82% of our total investments, respectively.
(g) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(h)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 3 and 9 within the accompanying notes to the consolidated financial statements.
(i) Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 3 within the accompanying notes to the consolidated financial statements.
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2022
(unaudited)

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
(k) The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(l)     Syndicated investments which were originated by a financial institution and broadly distributed.
(m) The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the six months ended December 31, 2022 .

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at December 31, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.67%)	—	3/18/2027	$735,131	$734,193	$735,131	4.40%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (6.75%)	1.00	11/1/2024	1,939,086	1,856,264	1,792,400	10.73%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (6.25%)	0.75	6/9/2028	1,989,975	1,989,534	1,964,702	11.76%
CareerBuilder, LLC(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (9.00%)	1.00	7/31/2023	969,272	945,068	661,528	3.96%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (6.92%)	0.50	12/21/2028	1,995,000	1,995,000	1,960,080	11.74%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	1M SOFR+4.75% (6.28%)	0.75	4/26/2029	1,500,000	1,470,694	1,495,135	8.95%
Excelitas Technologies Corp.(i)	High Tech Industries	7/21/2021	3ML+3.50% (5.75%)	1.00	12/2/2024	494,819	494,819	481,953	2.89%
First Brands Group(i)	Automotive	3/24/2021	3M SOFR+5.00% (6.29%)	1.00	3/30/2027	1,234,375	1,224,478	1,217,087	7.29%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (5.17%)	0.75	2/14/2025	1,488,520	1,485,443	1,407,887	8.43%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/21/2018	1ML+7.00% (8.67%)	1.00	3/21/2025	478,750	474,097	421,001	2.52%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (5.75%)	0.75	7/28/2028	1,975,000	1,970,645	1,911,603	11.45%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (6.50%)	1.00	12/20/2024	1,940,329	1,940,329	1,777,179	10.64%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML + 4.75% (6.42%)	0.75	6/1/2028	990,000	981,508	914,067	5.47%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (5.92%)	—	11/28/2025	2,033,811	2,023,189	1,896,529	11.36%
Shutterfly, LLC(j)	Media: Diversified and Production	7/1/2021	3ML+5.00% (7.25%)	0.75	9/25/2026	1,980,000	1,971,758	1,702,829	10.20%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (7.75%)	0.75	3/17/2026	1,750,000	1,735,091	1,738,591	10.41%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (6.29%)	—	4/16/2026	1,949,749	1,933,776	1,760,222	10.54%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1M SOFR+4.25% (5.89%)	—	11/20/2026	1,237,500	1,237,500	1,214,111	7.27%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	1ML+4.25% (5.92%)	—	11/29/2025	1,938,291	1,903,157	1,823,857	10.92%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (7.07%)	—	10/1/2025	2,033,645	2,008,583	2,004,892	12.00%
Total Senior Secured Loans-First Lien							$30,375,126	$28,880,784	172.93%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$13,180	$11,098	$10,214	0.06%
Inmar, Inc.(g)	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (9.67%)	1.00	5/1/2025	500,000	496,398	501,250	3.00%
Total Senior Secured Loans-Second Lien							$507,496	$511,464	3.06%

Senior Secured Notes (a)(j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,570	$650,000	3.89%
Total Senior Secured Notes							$1,004,570	$650,000	3.89%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.71%	N/A	10/20/2030	$250,000	$155,872	$152,941	0.92%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.11%	N/A	7/18/2029	250,000	185,058	188,800	1.13%
California CLO IX, Ltd.	Structured Finance	12/13/2019	25.84%	N/A	7/16/2032	500,000	235,293	248,271	1.49%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	9.89%	N/A	7/15/2030	250,000	180,136	149,739	0.90%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	8.77%	N/A	1/22/2030	500,000	439,704	371,492	2.22%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.04%	N/A	7/24/2030	$250,000	$177,029	$131,414	0.79%
GoldenTree Loan Opportunities IX, Ltd.(n)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	173,284	141,520	0.85%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	4.47%	N/A	4/22/2030	250,000	150,692	147,166	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.39%	N/A	10/22/2030	250,000	179,237	144,010	0.86%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	4.30%	N/A	7/16/2029	850,000	461,544	369,938	2.22%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.20%	N/A	7/19/2030	500,000	288,992	284,953	1.71%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	15.66%	N/A	2/14/2031	387,538	237,864	186,244	1.12%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	10.25%	N/A	3/17/2030	475,000	395,982	358,833	2.15%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	25.52%	N/A	7/20/2030	250,000	158,869	160,926	0.96%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	21.52%	N/A	4/15/2031	500,000	378,007	358,779	2.15%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	21.53%	N/A	10/21/2030	250,000	189,691	195,703	1.17%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	34,795	0.21%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	9.65%	N/A	1/26/2031	1,500,000	766,586	603,543	3.61%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	12.73%	N/A	10/23/2031	150,000	57,604	44,636	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	10.66%	N/A	1/21/2031	250,000	208,570	178,152	1.07%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	2.03%	N/A	7/22/2030	325,000	224,218	165,368	0.99%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.29%	N/A	10/15/2031	250,000	209,499	191,174	1.14%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	6.58%	N/A	10/15/2030	278,312	179,004	135,487	0.81%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	12.98%	N/A	1/21/2031	250,000	197,172	182,865	1.09%
Total Structured Subordinated Notes							$5,991,806	$5,126,749	30.71%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$641,000	3.84%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$641,000	3.84%

Total Portfolio Investments							$38,560,109	$35,809,997	214.43%
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
(c)    Fair value is determined by the Company’s Board of Directors (see Note 3).
(d)    See Note 7 for a discussion of the tax cost of the portfolio.
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
(g) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at June 30, 2022 was $29,382,034 representing 82% of our total investments.
(h) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
(i)    Investment(s) is (are) valued using significant unobservable inputs and are categorized as Level 3 investments in accordance with ASC 820. See Notes 3 and 9 within the accompanying notes to the consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022
(j) Investment is categorized as Level 2 investments in accordance with ASC 820. See Note 3 within the accompanying notes to the consolidated financial statements.
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
(o) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. During the year ended June 30, 2022, there were no transactions with affiliated investments.

Affiliated Companies	Fair Value at June 30, 2021	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at June 30, 2022	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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

On April 20, 2021, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaced our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser are as set forth in the Investment Advisory Agreement. See “Note 5 - Related Party Transactions and Arrangements - Investment Advisory Agreement” for additional information.
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

NOTE 2 - GOING CONCERN MATTERS

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future. Because many of the costs of operating the Company are not proportional to the size of the Company’s investment portfolio, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator, as defined in Note 5), the Company must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover the Company’s expenses. As of December 31, 2022, the Company has not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover its operating expenses and has only been able to fund distributions to shareholders and pay a portion of the Company’s expenses through the Expense Limitation Agreement (as defined in Note 5) from the Adviser, which, after December 31, 2022, no longer requires our Adviser to waive fees.

On July 6, 2022, the end date of the ramp period of the Credit Facility (as defined in Note 11) was further extended from August 25, 2022 to August 25, 2023. Without a further extension of the ramp period on the Credit Facility or a refinancing of the Credit Facility, the Company may fail to comply with a covenant which may result in an event of default.

The Company is undertaking a number of actions in order to improve its financial position by seeking additional equity and refinancing the Credit Facility. At this time, the Company has sufficient collateral to repay the amounts under the Credit Facility, however, the Company would have to sell a significant number of investments to repay the amounts owed. These measures may not be successful.

The preceding circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after February 13, 2023, the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2022. (See Note 7 for further discussion.)
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
Cash and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash held at financial institutions, has exceeded the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company has restrictions on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 11). Cash and restricted cash are carried at cost, which approximates fair value.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations.
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker in the Consolidated Statements of Assets and Liabilities. As of December 31, 2022, we have no assets going through foreclosure.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2022 and June 30, 2022, our qualifying assets as a percentage of total assets stood at 83.33% and 83.18%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2022 and June 30, 2022, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Due from and to Adviser. Amounts due from PFIM and the Adviser are for amounts waived under the Former ELA and New ELA, respectively (as such terms are defined in Note 5) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2022 and 2021, PIK interest included in interest income totaled $0 and $193, respectively. For the six months ended December 31, 2022 and 2021, PIK interest included in interest income totaled $162 and $385, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Financing Costs. We record origination expenses related to our Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our revolving credit facility. (See Note 11 for further discussion.)
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of December 31, 2022 and June 30, 2022, there were no issued convertible securities. (See Note 12 for further discussion.)

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2022, the Company expects to have no excise tax due for the 2022 calendar year. As of December 31, 2022, the Company has accrued $0 of excise tax for this period. During the fiscal year ended June 30, 2022, the Company accrued $4,935 of excise tax and subsequently paid excise tax for the 2021 calendar year.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2022, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended December 31, 2022.

In December 2020, the SEC adopted Rule 2a-5. The rule establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 compliance with Rule 2a-5 was September 8, 2022. Rule 2a-5's adoption did not have a significant impact on the Company’s financial statements and disclosures as our Board of Directors has chosen to continue to determine fair value in good faith.

NOTE 4 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and six months ended December 31, 2022:

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	19,727	$133,748	40,904	$287,029
Repurchase of common shares	(23,434)	(155,832)	(45,252)	(308,337)
Net (decrease)/increase from capital transactions	(3,707)	$(22,084)	(4,348)	$(21,308)
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and six months ended December 31, 2021:

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	20,627	$170,541	44,411	$369,886
Repurchase of common shares	(24,286)	(200,121)	(48,367)	(400,716)
Net (decrease)/increase from capital transactions	(3,659)	$(29,580)	(3,956)	$(30,830)
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three and six months ended December 31, 2022 and 2021. On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) from capital transactions during the three and six months ended December 31, 2022 and 2021 also includes reinvested stockholder distributions as noted in the tables above.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended December 31, 2022
December 31, 2022	November 7, 2022	23,434	11%	$6.65	$155,832
Total for the three months ended December 31, 2022		23,434			$155,832

Six months ended December 31, 2022
December 31, 2022	November 7, 2022	23,434	11%	$6.65	$155,832
September 30, 2022	August 1, 2022	21,818	9%	$6.99	152,505
Total for the six months ended December 31, 2022		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 5 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $235,719 and $153,885, respectively. For the six months ended December 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $296,300 and $323,082, respectively. During the three months ended December 31, 2022 and 2021, $8,750 and $3,750, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. During the six months ended December 31, 2022 and 2021, $17,500 and $11,250, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of December 31, 2022 and June 30, 2022, $622,360 and $356,125, respectively, was payable to the Administrator by the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 appropriately pro-rated. At PFIM’s option, the base management fee for any period could be deferred, without interest thereon, and paid to PFIM at any time subsequent to any such deferral as PFIM determined.
During the three and six months ended December 31, 2022, there were no base management fees incurred by PFIM. As of December 31, 2022 and June 30, 2022, the total base management fee due to PFIM was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 payable was equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses were not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of December 31, 2022 or June 30, 2022. During the three and six months ended December 31, 2022 and 2021, there were no incentive fees incurred.

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
During the three months ended December 31, 2022 and 2021, the total base management fee incurred by the Adviser was $105,950 and $184,999, respectively, which were waived by the Adviser. During the six months ended December 31, 2022 and 2021, the total base management fee incurred by the Adviser was $218,384 and $367,197, respectively, which were waived by the Adviser. As of December 31, 2022 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
There were no incentive fees payable as of December 31, 2022 or June 30, 2022. During the three and six months ended December 31, 2022 and 2021, there were no incentive fees incurred.

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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2022 and 2021, PRIS incurred $0 and $13,400, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2022 and 2021, PRIS incurred $0 and $27,417, respectively, in expenses related to valuation services that are attributable to the

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2022 and June 30, 2022, $0 of expense is due to PRIS.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2022 and 2021. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three and six months ended December 31, 2022 and 2021, there were no base management fees incurred by PFIM.
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
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

Period Ended	Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
December 31, 2019	182,205	—	182,205	3.68%	6.00%	December 31, 2022
March 31, 2020	185,935	—	185,935	3.39%	7.00%	March 31, 2023
June 30, 2020	182,915	—	182,915	3.76%	7.00%	June 30, 2023
September 30, 2020	183,386	—	183,386	4.33%	7.00%	September 30, 2023
December 31, 2020	—	—	—	—%	—%	N/A
March 31, 2021	—	—	—	—%	—%	N/A
June 30, 2021	—	—	—	—%	—%	N/A
Total	$734,441		$734,441

Expense Limitation Agreement with the Adviser

On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA" and, together with the First Amended and Restated ELA, the "New ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022, as discussed below. Other than this change, the terms and conditions of the Second Amended and Restated ELA are identical to those of the First Amended and Restated ELA. The New ELA has an initial term ending on August 31, 2023 and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through December 31, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After December 31, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2022, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $105,950 and $184,999 for the three months ended December 31, 2022 and 2021, respectively. Our Adviser waived fees, pursuant to the New ELA, in an amount of $218,384 and $367,197 for the six months ended December 31, 2022 and 2021, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser.

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
Total	$973,594		$973,594

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen. For the three and six months ended December 31, 2022 and 2021, there were no dealer manager related expenses incurred by the Company.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 6 - DISTRIBUTIONS
As of December 31, 2022 and June 30, 2022, distributions payable is $106,123 and $100,836, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended December 31, 2022 and 2021:

	Distributions
For the Six Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
December 31, 2022
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,126
Total for the Six Months Ended December 31, 2022		$619,776

	Distributions
For the Six Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
December 31, 2021
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
Total for the Six Months Ended December 31, 2021		$758,969

The following PFLOAT distributions were previously declared and have record dates subsequent to December 31, 2022:

Record Date	Payment date	PFLOAT Class A Common Shares, per share
January 27, 2023	February 3, 2023	$0.03580
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
During the three and six months ended December 31, 2022 and 2021 the Company's officers and directors did not purchase any shares of our stock.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

NOTE 7 - INCOME TAXES

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

The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2022 and 2021 were as follows:

	Tax Year Ended
	December 31, 2022(1)		December 31, 2021
Ordinary income	$1,195,912		$647,336
Return of capital	131,777		926,844
Total distributions paid to stockholders	$1,327,689	(2)	$1,574,180	(3)
(1)    Final determination of tax character will not be final until we file our return for the tax year ended December 31, 2022.
(2)    For the tax year ended December 31, 2022, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and are reported on the 2022 Form 1099-DIV. For the tax year ended December 31, 2022, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and will be reported on the 2023 Form 1099-DIV.
(3)    For the tax year ended December 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV. For the tax year ended December 31, 2021, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and are reported on the 2022 Form 1099-DIV.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2022 calendar year, 59.65% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the 2021 calendar year, 69.34% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2022 calendar year, 34.16% of our taxable ordinary dividends qualified as section 163(j) interest dividends. For the 2021 calendar year, 48.94% of our taxable ordinary dividends qualified as section 163(j) interest dividends.

As of September 6, 2022 when our prior Form 10-K was filed for the year ended June 30, 2022, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of return of capital. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2022, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2022 changed from $8,511,366 to $8,489,742, with $21,624 being reclassified to return of capital from ordinary income.

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

The Company's cost basis of investments as of December 31, 2022 for tax purposes was $35,211,282, resulting in an estimated net unrealized loss of $2,993,504. The gross unrealized gains and losses as of December 31, 2022 were $488,613 and $3,482,117, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $37,358,892, resulting in an estimated net unrealized loss of $1,548,895. As of June 30, 2022, the gross unrealized gains and losses were $811,407 and $2,360,302, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2022 and 2021.

	Tax Year Ended December 31, 2022		Tax Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(3,303,225)		$483,361
Net realized (gains) losses on investments	147,942		41,280
Net change in unrealized (gains) losses on investments	3,461,044		124,952
Other temporary book-to-tax differences	104,020		231,758
Permanent differences	155,829		318,847
Taxable income (loss) before deductions for distributions	$565,610	(1)	$1,200,198

(1)    Final determination of permanent difference will not be final until we file our return for the tax year ended December 31, 2022.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2022 and December 31, 2021, we had capital loss carryforwards of $4,305,312 and $4,164,261, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2022, we increased overdistributed net investment income by $155,829 and decreased capital in excess of par value by $155,829. During the tax year ended December 31, 2021, we increased overdistributed net investment income by $318,847 and decreased capital in excess of par value by $318,847. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2022 are being recorded in the fiscal year ending June 30, 2023 and the reclassifications for the taxable year ended December 31, 2021 were recorded in the fiscal year ended June 30, 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 8 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $0 and $4,501,443 during the three months ended December 31, 2022 and 2021, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $162 and $10,236,635 during the six months ended December 31, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $707,688 and $4,597,426 were received during the three months ended December 31, 2022 and 2021, respectively. Debt repayments and considerations from sales of equity securities of approximately $2,066,272 and $10,114,598 were received during the six months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and June 30, 2022, 97% and 96%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $31,342,456 and $34,508,783, respectively. As of December 31, 2022 and June 30, 2022, 96% of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $34,911,538 and $36,863,330, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$28,491,385	$26,113,088	81%
Senior Secured Loans-Second Lien	497,038	467,500	1%
Senior Secured Notes	753,146	351,447	1%
Structured Subordinated Notes	5,923,114	4,761,868	15%
Equity/Other	670,383	523,875	2%
Total Portfolio Investments	$36,335,066	$32,217,778	100%

	June 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	507,496	511,464	1%
Senior Secured Notes	1,004,570	650,000	2%
Structured Subordinated Notes	5,991,806	5,126,749	14%
Equity/Other	681,111	641,000	2%
Total Portfolio Investments	$38,560,109	$35,809,997	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,761,868	15%
Healthcare & Pharmaceuticals	3,884,219	12%
Services: Consumer	3,458,793	11%
Telecommunications	3,323,243	10%
Services: Business	3,119,991	10%
Media: Broadcasting & Subscription	1,965,631	6%
High Tech Industries	1,950,209	6%
Beverage, Food & Tobacco	1,910,060	6%
Consumer goods: Durable	1,869,733	6%
Wholesale	1,808,222	6%
Media: Diversified and Production	1,386,244	4%
Automotive	1,228,102	4%
Consumer goods: Non-Durable	719,641	2%
Media: Advertising, Printing & Publishing	467,500	1%
Financial	351,447	1%
Retail	12,875	0%
Total	$32,217,778	100%

	June 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,126,749	14%
Healthcare & Pharmaceuticals	4,053,779	11%
Telecommunications	3,616,257	10%
Services: Consumer	3,614,230	10%
Services: Business	3,272,314	9%
Beverage, Food & Tobacco	2,385,703	7%
High Tech Industries	2,378,482	7%
Media: Broadcasting & Subscription	1,960,080	6%
Consumer goods: Durable	1,911,603	5%
Wholesale	1,760,222	5%
Media: Diversified and Production	1,702,829	5%
Automotive	1,217,087	3%
Consumer goods: Non-Durable	914,067	3%
Banking, Finance, Insurance & Real Estate	735,131	2%
Financial	650,000	2%
Media: Advertising, Printing & Publishing	501,250	1%
Retail	10,214	0%
Total	$35,809,997	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2022 and June 30, 2022, respectively:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$4,682,132	$21,430,956	$26,113,088
Senior Secured Loans-Second Lien	—	—	467,500	467,500
Senior Secured Notes	—	351,447	—	351,447
Structured Subordinated Notes	—	—	4,761,868	4,761,868
Equity/Other	—	—	523,875	523,875
Total Portfolio Investments	$—	$5,033,579	$27,184,199	$32,217,778

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,929,159	$19,951,625	$28,880,784
Senior Secured Loans-Second Lien	—	—	511,464	511,464
Senior Secured Notes	—	650,000	—	650,000
Structured Subordinated Notes	—	—	5,126,749	5,126,749
Equity/Other	—	—	641,000	641,000
Total Portfolio Investments	$—	$9,579,159	$26,230,838	$35,809,997

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. Our investments are subject to market risk as a result of economic and political developments, including impacts from the ongoing conflict between Russia and Ukraine, rising interest and inflation rates and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of our investments.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the currently assigned valuations.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
Changes in Valuation Techniques
During the six months ended December 31, 2022, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco First Lien Term Loan decreased to $1,435,054 as of December 31, 2022, a discount of $(34,054) from its amortized cost, compared to the $24,441 unrealized appreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Shutterfly, LLC (“Shutterfly”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Shutterfly decreased to $1,386,244 as of December 31, 2022, a discount of $(566,494) from its amortized cost, compared to the $(268,929) unrealized depreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Research Now decreased to $1,684,937 as of December 31, 2022, a discount of $(245,233) from its amortized cost, compared to the $(163,150) unrealized depreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in Rising Tide decreased to $719,641 as of December 31, 2022, a discount of $(257,589) from its amortized cost, compared to the $(67,441) unrealized depreciation recorded at June 30, 2022.
During the six months ended December 31, 2022, the valuation methodology for ViaPath Technologies (f/k/a Global Tel*Link Corporation) (“ViaPath”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in ViaPath decreased to $1,845,643 as of December 31, 2022, a discount of $(52,654) from its amortized cost, compared to the $(79,300) unrealized depreciation recorded at June 30, 2022.

The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2022 and June 30, 2022:

	December 31, 2022			June 30, 2022
	Cost	Fair Value	% of Portfolio	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,952,662	$3,884,219	12%	$3,966,383	$4,053,779	11%
Services: Consumer	3,824,678	3,458,793	11%	3,917,659	3,614,230	10%
Telecommunications	3,762,231	3,323,243	10%	3,759,421	3,616,257	10%
All Other Industries	24,795,495	21,551,523	67%	26,916,646	24,525,731	69%
Total	$36,335,066	$32,217,778	100%	$38,560,109	$35,809,997	100%

As of December 31, 2022, investments in Tennessee, Massachusetts and California comprised 11.9%, 11.7% and 10.4%, respectively, of our investments at fair value, with a cost of $3,972,931, $3,940,092 and $3,937,738, respectively, and a fair value of $3,846,642, $3,758,431 and $3,351,875, respectively. As of June 30, 2022 investments in Massachusetts, Tennessee and California comprised 11.6%, 10.9% and 10.2%, respectively, of our investments at fair value, with a cost of $4,451,784, $3,979,228 and $3,966,758, respectively, and a fair value of $4,138,704, $3,916,495 and $3,662,909, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
The following is a reconciliation for the six months ended December 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(668,409)	(33,506)	(296,188)	(106,397)	(1,104,500)
Net realized and unrealized gains (losses) on investments	(668,409)	(33,506)	(296,188)	(106,397)	(1,104,500)
Purchases of investments	—	—	—	—	—
Payment-in-kind interest	—	162	—	—	162
Accretion (amortization) of purchase discount and premium, net	34,021	2,722	(68,693)	—	(31,950)
Repayments and sales of portfolio investments	(1,900,887)	(13,342)	—	(10,728)	(1,924,957)
Transfers into Level 3(1)	5,422,493	—	—	—	5,422,493
Transfers out of Level 3(1)	(1,407,887)	—	—	—	(1,407,887)
Fair Value at December 31, 2022	$21,430,956	$467,500	$4,761,868	$523,875	$27,184,199

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(678,500)	$(34,390)	$(296,188)	$(106,397)	$(1,115,475)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2022, three of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the six months ended December 31, 2022, one of our first lien loans transferred out of Level 3 to Level 2 due a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2021	$23,105,139	$495,856	$951,073	$5,626,202	$893,000	$31,071,270
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(210,825)	16,836	22,804	90,941	(211,000)	(291,244)
Net realized and unrealized gains (losses) on investments	(210,825)	16,836	22,804	90,941	(211,000)	(291,244)
Purchases of investments	7,241,508	—	—	—	—	7,241,508
Payment-in-kind interest	—	385	—	—	—	385
Accretion (amortization) of purchase discount and premium, net	134,508	640	26,123	(185,500)	—	(24,229)
Repayments and sales of portfolio investments	(7,462,845)	—	(1,000,000)	—	—	(8,462,845)
Transfers into Level 3(1)	5,965,044	—	—	—	—	5,965,044
Transfers out of Level 3(1)	(742,613)	—	—	—	—	(742,613)
Fair Value at December 31, 2021	$28,029,916	$513,717	$—	$5,531,643	$682,000	$34,757,276

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(160,750)	$16,836	$22,804	$90,941	$(211,000)	$(241,169)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the quarter ended December 31, 2021, five of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the six months ended December 31, 2021, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range	Weighted Average

Senior Secured First Lien Debt	$2,614,160	Market quotes	Indicative dealer quotes	66.25%-96.74%	89.30%
Senior Secured First Lien Debt	18,816,796	Discounted Cash Flow (Yield Analysis)	Market Yield	8.57%-21.19%	11.69%
Senior Secured Second Lien Debt	467,500	Market quotes	Indicative dealer quotes	92.00%-95.00%	93.50%
Equity/Other	523,875	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	5.25x-8.75x	8.19x
Subordinated Structured Notes	4,761,868	Discounted Cash Flow	Discount Rate	11.17%- 35.68%(1)	24.97%(1)
	$27,184,199
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

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
For the three and six months ended December 31, 2022, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and six months ended December 31, 2021, there were $20,000 of structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and six months ended December 31, 2022, there were accelerated original issue discounts due to repayments of $4,223 and $7,243, respectively, included in interest income. For the three and six months ended December 31, 2021, there were accelerated original issue discounts due to repayments of $55,557 and $246,523, respectively included in interest income. For the three and six months ended December 31, 2022, there was no early repayment income included in interest income. For the three and six months ended December 31, 2021, there was early repayment income of $60,276 included in interest income.

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

As of December 31, 2022 and June 30, 2022, there was no unfunded commitment made by the Company.

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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022 was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver through January 31, 2023 of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022, which waiver is effective for so long as we (i) maintain compliance with a market value ratio test and an overcollateralization test on certain determination dates and (ii) maintain or improve a maximum Moody’s weighted average rating test. As of December 31, 2022, after giving effect to the waiver, we were in compliance with the applicable covenants.

As of December 31, 2022 and June 30, 2022, we had $17,800,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of December 31, 2022 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $26,580,588 and $29,382,034, respectively, which represents 83% and 82% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of December 31, 2022 and June 30, 2022, cash balances of $433,590 and $1,323,809, respectively, were used as collateral for the Credit Facility. The fair value of the Credit Facility was $17,800,000 and is categorized as Level 2 under ASC 820 as of December 31, 2022. The fair value of the revolving credit facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility. As of December 31, 2022 and June 30, 2022, $375,437 and $404,589, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2022 and 2021, we recorded $320,992 and $141,686 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the six months ended December 31, 2022 and 2021, we recorded $590,250 and $284,071 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended December 31, 2022 and 2021,  the average stated interest rate (i.e., rate in effect plus the spread) was 6.43% and 2.36%, respectively. During the six months ended December 31, 2022 and 2021, the average stated interest rate (i.e., rate in effect plus the spread) was 5.73% and 2.34%, respectively. For the three and six months ended December 31, 2022, average outstanding borrowings under the Credit Facility was $18,684,783 and $19,394,022, respectively. For the three and six months ended December 31, 2021, average outstanding borrowings under the Credit Facility was $21,000,000.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$6.67	$8.26	$7.03	$8.36
Net investment (loss) income	0.06	0.09	0.09	0.28
Net realized and unrealized (losses) on investments	(0.39)	(0.05)	(0.63)	(0.17)
Net increase (decrease) in net assets resulting from operations	(0.33)	0.04	(0.54)	0.11
Distributions(b)
Return of capital distributions	(0.02)	(0.12)	(0.06)	(0.19)
Distributions from net investment income	(0.10)	(0.04)	(0.20)	(0.12)
Total Distributions	(0.12)	(0.16)	(0.26)	(0.31)
Other (c)	0.01	0.01	—	(0.01)
Net asset value at end of period	$6.23	$8.15	$6.23	$8.15
Total return based on net asset value (d)	(4.93)%	0.52%	(7.94)%	1.27%

Supplemental Data:
Net assets at end of period	$14,767,963	$19,409,709	$14,767,963	$19,409,709
Average net assets	$15,306,706	$19,558,967	$15,771,462	$19,688,581
Average shares outstanding	2,373,798	2,383,928	2,374,492	2,384,784
Ratio to average net assets:
Total annual expenses	21.59%	14.88%	21.08%	14.82%
Total annual expenses (after expense limitation agreement)	18.82%	11.1%	18.31%	11.09%
Net investment (loss) income	3.96%	4.44%	2.83%	6.74%

Portfolio Turnover	—%	11.91%	—%	26.75%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
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
(f) The amounts reflected for the year ended June 30, 2022 have not been finalized. The amounts reflected for the year ended June 30, 2021 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 3 and Note 7 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) December 31, 2022
Information about our senior securities is shown in the following table since June 30, 2019. As of December 31, 2022 and June 30, 2022, our asset coverage ratio stood at 183% and 182%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 13 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net (decrease)/increase in net assets resulting from operations	$(774,616)	$103,850	$(1,291,928)	$251,701
Weighted average common shares outstanding	2,373,798	2,383,928	2,374,492	2,384,784
Net (decrease)/increase in net assets resulting from operations per share	$(0.33)	$0.04	$(0.54)	$0.11

NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2023 and ending February 13, 2023, the Company issued 13,349 shares pursuant to its distribution reinvestment plan in the amount of $88,769.
Investment Activity
During the period beginning January 1, 2023 and ending February 13, 2023, the Company sold one investment amounting to $1,985,363.

Credit Facility

On January 27, 2023, we paid down $2,323,000 on the Credit Facility. As of February 13, 2023, there was a $15,477,000 outstanding Credit Facility balance.
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

As of February 13, 2023, we have sold a total of 2,384,891 shares of common stock, including 414,885 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,804,762, including the reduction due to ($4,466,622) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and six months ended December 31, 2022, there were no purchased investment securities (excluding short-term securities). During the three and six months ended December 31, 2022, sales and redemptions of investment securities (excluding short-term securities) were $707,688 and $2,066,272, respectively, resulting in a total net portfolio decline of $(707,688) for the three months ended December 31, 2022 and a total net portfolio decline of $(2,066,272) for the six months ended December 31, 2022.
Debt Issuances and Redemptions
During the three and six months ended December 31, 2022, we paid down $2,200,000 and $2,700,000, respectively, on our Credit Facility (as defined herein) for a total of $17,800,000 outstanding on our credit facility as of December 31, 2022. See "Credit Facility".
On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,832. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The Offer expired at 4:00 P.M., Eastern Time, on October 24, 2022, and a total of 205,580 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 23,434 Shares validly tendered and not withdrawn at a price equal to $6.65 per Share for an aggregate purchase price of approximately $155,832.
Equity Issuances
As part of the distribution reinvestment plan, we issued 6,281, 5,918 and 7,400 shares of our common stock on November 4, 2022, December 2, 2022 and January 6, 2023, respectively.

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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to 126 professionals, 49 of whom perform investment advisory functions.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 5 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
Portfolio and Investment Activity
During the three and six months ended December 31, 2022, we did not purchase investment securities (excluding short-term securities). During the three and six months ended December 31, 2022, sales and redemptions of investment securities (excluding short-term securities) were $707,688 and $2,066,272, respectively, resulting in a total net portfolio decline of $(707,688) for the three months ended December 31, 2022 and a total net portfolio decline of $(2,066,272) for the six months ended December 31, 2022. As of December 31, 2022, our investment portfolio, with a total fair value of $32,217,778, consisted of interests in 45 investments (82% in senior secured loans, 1% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after December 31, 2022 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed on September 6, 2022.
During the three and six months ended December 31, 2021, we purchased investment securities (excluding short-term securities) of $4,501,250 and $10,236,250, respectively. During the three and six months ended December 31, 2021, sales and redemptions of investment securities (excluding short-term securities) were $4,597,426 and $10,114,598, respectively, resulting in a total net portfolio decline of ($96,176) for the three months ended December 31, 2021 and a net portfolio growth of $121,652 for the six months ended December 31, 2021. As of December 31, 2021, our investment portfolio, with a total fair value of $37,672,621, consisted of interests in 50 investments (80% in senior secured loans, 3% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
Portfolio Holdings
As of December 31, 2022, our investment portfolio, with a total fair value of $32,217,778, consisted of interests in 21 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2022 and June 30, 2022:

	As of December 31, 2022			As of June 30, 2022
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$28,491,385	$26,113,088	81%	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	497,038	467,500	1%	507,496	511,464	1%
Equity/Other	670,383	523,875	2%	681,111	641,000	2%
Senior Secured Notes	753,146	351,447	1%	1,004,570	650,000	2%
Structured subordinated notes	5,923,114	4,761,868	15%	5,991,806	5,126,749	14%
Total	$36,335,066	$32,217,778	100%	$38,560,109	$35,809,997	100%

Number of portfolio companies	21			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	99%			98%
% Fixed Rate (based on fair value)(1)	1%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	12%			12%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10%			8%
% Weighted Average Yield (based on cost) for the entire portfolio	10%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,923,114	16%	$4,761,868	15%
Healthcare & Pharmaceuticals	3,952,662	11%	3,884,219	12%
Services: Consumer	3,824,678	11%	3,458,793	11%
Telecommunications	3,762,231	10%	3,323,243	10%
Services: Business	3,399,278	9%	3,119,991	10%
Media: Broadcasting & Subscription	1,985,000	6%	1,965,631	6%
High Tech Industries	2,014,246	6%	1,950,209	6%
Beverage, Food & Tobacco	1,979,549	5%	1,910,060	6%
Consumer goods: Durable	1,971,006	5%	1,869,733	6%
Wholesale	1,925,846	5%	1,808,222	6%
Media: Diversified and Production	1,952,738	5%	1,386,244	4%
Automotive	1,219,278	3%	1,228,102	4%
Consumer goods: Non-Durable	977,230	3%	719,641	2%
Media: Advertising, Printing & Publishing	497,038	2%	467,500	1%
Financial	753,146	2%	351,447	1%
Retail	198,026	1%	12,875	0%
Total	$36,335,066	100%	$32,217,778	100%

	June 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,991,806	16%	$5,126,749	14%
Healthcare & Pharmaceuticals	3,966,383	10%	4,053,779	11%
Telecommunications	3,759,421	10%	3,616,257	10%
Services: Consumer	3,917,659	10%	3,614,230	10%
Services: Business	3,411,023	9%	3,272,314	9%
Beverage, Food & Tobacco	2,463,631	6%	2,385,703	7%
High Tech Industries	2,518,008	7%	2,378,482	7%
Media: Broadcasting & Subscription	1,995,000	5%	1,960,080	6%
Consumer goods: Durable	1,970,645	5%	1,911,603	5%
Wholesale	1,933,776	5%	1,760,222	5%
Media: Diversified and Production	1,971,758	5%	1,702,829	5%
Automotive	1,224,478	3%	1,217,087	3%
Consumer goods: Non-Durable	981,508	3%	914,067	3%
Banking, Finance, Insurance & Real Estate	734,193	2%	735,131	2%
Financial	1,004,570	3%	650,000	2%
Media: Advertising, Printing & Publishing	496,398	1%	501,250	1%
Retail	219,852	0%	10,214	0%
Total	$38,560,109	100%	$35,809,997	100%
As of December 31, 2022 and June 30, 2022, we did not “control” any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of December 31, 2022 and June 30, 2022:

	December 31, 2022				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	36,335,066	100%	32,217,778	100%	38,560,109	100%	35,809,997	100%
Total Investments	$36,335,066	100%	$32,217,778	100%	$38,560,109	100%	$35,809,997	100%

Net Asset Value
During the three and six months ended December 31, 2022, our net asset value decreased by $(1,077,485), or $(0.44) per share and $(1,933,012), or $(0.80) per share, respectively. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(926,177), or $(0.39) per weighted average share, for the three months ended December 31, 2022 and $(1,515,118), or $(0.64) per weighted average share, for the six months ended December 31, 2022. For the three and six months ended December 31, 2022, the decrease was primarily offset by $0.05 per share and $0.17 per share, respectively, related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $151,561 for the three months ended December 31, 2022 and $223,190 for the six months ended December 31, 2022. The following table shows the calculation of net asset value per share as of December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022
Net assets	$14,767,963	$16,700,975
Shares of common stock issued and outstanding	2,371,542	2,375,890
Net asset value per share	$6.23	$7.03
Results of Operations
Investment Income
For the three months ended December 31, 2022 and 2021, we generated $871,660 and $759,779, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the six months ended December 31, 2022 and 2021, we generated $1,667,174 and $1,755,323, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three months ended December 31, 2022, investment income was higher due to rising interest rates due to increases in LIBOR and SOFR rates. For the six months ended December 31, 2022, investment income was relatively flat due to approximately $247,000 in accelerated accretion of discounts recognized for the six months ended December 31, 2021, which was offset by higher interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 2 additional investments with an effective yield estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost.
For the three months ended December 31, 2022 and 2021, PIK interest included in interest income totaled $0 and $193, respectively. For the six months ended December 31, 2022 and 2021, PIK interest included in interest income totaled $162 and $385, respectively. For the three and six months ended December 31, 2022, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $826,049 and $727,587 for the three months ended December 31, 2022 and 2021, respectively. Total operating expenses before expense limitation support totaled $1,662,368 and $1,458,755 for the six months ended December 31, 2022 and 2021, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended December 31, 2022 and 2021, respectively, were $105,950 and $184,999. The base management fees for the six months ended December 31, 2022 and 2021, respectively, were $218,384 and $367,197. Base management fees were lower for the three and six months ended December 31, 2022 due to the reduction in the annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly).

The interest and credit facility expense for the three months ended December 31, 2022 and 2021, respectively, were $320,992 and $141,686. The interest and credit facility expense for the six months ended December 31, 2022 and 2021, respectively, were $590,250 and $284,071. The interest and credit facility expenses were higher for the three and six months ended December 31, 2022, due to an increase in the three-month interest rates. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended December 31, 2022 and 2021, respectively, were $4,281 and $45,366. The offering costs for the six months ended December 31, 2022 and 2021, respectively, were $12,794 and $50,673. The offering costs were lower for the three and six months ended December 31, 2022 because we reduced our costs associated with the Private Offering.
The legal expenses for the three months ended December 31, 2022 and 2021, respectively, were $30,088 and $34,835. The legal expenses for the six months ended December 31, 2022 and 2021, respectively, were $98,567 and $37,981. The legal expenses for the six months ended December 31, 2021 were lower due to a reduction in time incurred with external third party legal service providers. The legal expenses for the six months ended December 31, 2022 were higher due to additional costs associated with our Private Offering.
The valuation services for the three months ended December 31, 2022 and 2021, respectively, were $5,000 and $751. The valuation services for the six months ended December 31, 2022 and 2021, respectively, were $10,000 and $34,617. The valuation costs for the six months ended December 31, 2022 were lower due to leveraging the valuation services provided for co-investments.
The general and administrative expense for the three months ended December 31, 2022 and 2021, respectively, were $(12,698) and $1,646. The general and administrative expense for the six months ended December 31, 2022 and 2021, respectively, were $44,903 and $25,778. The general and administrative expense for the three months ended December 31, 2022 were lower due to an over-accrual in the previous quarter that was adjusted when the invoice was received. The general and administrative expense for the six months ended December 31, 2022 were higher due to costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(105,950) and $(184,999) for the three months ended December 31, 2022 and 2021, respectively. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(218,384) and $(367,197) for the six months ended December 31, 2022 and 2021, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $151,561 and $217,191 for the three months ended December 31, 2022 and 2021, respectively. Our net investment income (loss) totaled $223,190 and $663,765 for the six months ended December 31, 2022 and 2021, respectively. The net investment income for the three and six months ended December 31, 2022 was lower due to an increase in interest and credit facility expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three and six months ended December 31, 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $707,688 and $2,066,272, from which we realized gains (losses) of (147,942). For the three and six months ended December 31, 2021, respectively, we received proceeds from sales and repayments on unaffiliated investments of $4,597,426 and $10,114,598, from which we did not recognize any realized gains (losses).
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2022 and 2021, net change in unrealized gains (losses) totaled $(778,235) and $(113,341), respectively. For the six months ended December 31, 2022 and 2021, net change in unrealized gains (losses) totaled $(1,367,176) and $(412,064), respectively. For the three and six months ended December 31, 2022, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of December 31, 2022, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2022, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses

Additionally, we are approaching the end date of the ramp period of our Credit Facility, which is on August 25, 2023. Without a further extension of the ramp period on the Credit Facility or a refinancing of the Credit Facility, we may fail to comply with a covenant which may result in an event of default, which, in turn, may require us to sell a significant number of our investments to pay down amounts on the Credit Facility.

We are undertaking a number of actions in order to improve our financial position by seeking additional equity and refinancing the Credit Facility; however, these measures may not be successful.
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

For the six months ended December 31, 2022 and 2021, our operating activities provided (used) $2,686,988 and $2,349,653 of cash, respectively. The change is primarily driven by decreased expenses and higher cash income for the current year. For the the six months ended December 31, 2022 and 2021, operating activities included the purchases of investments totaling $0 and $(10,236,250), respectively, which was offset by the repayments and sales of portfolio investments of $2,066,272 and $10,114,598, respectively. Financing activities (used) provided $(3,335,797) and $(781,708) of cash during the six months ended December 31, 2022 and 2021, respectively, which included dividend payments of $(327,460) and $(380,992), respectively. For the six months ended December 31, 2022 and 2021, we repaid $2,700,000 and $0, respectively, under the credit facility.

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

The Credit Facility matures on May 21, 2029 and interest on borrowings under the Credit Facility when established was three-month LIBOR plus 1.55%. On May 11, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period between May 16, 2020 to November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended from the period between May 16, 2020 to November 15, 2020 to the period between May 16, 2020 to May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. Effective August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%.The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver through January 31, 2023 of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022, which waiver is effective for so long as we (i) maintain compliance with a market value ratio test and an overcollateralization test on certain determination dates and (ii) maintain or improve a maximum Moody’s weighted average rating test. As of December 31, 2022, we were in compliance with the applicable covenants. As of December 31, 2022, we had $17,800,000 outstanding on our Credit Facility with $32,200,000 capital remaining available under the Credit Facility. As of December 31, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $26,580,588, which represents 83% of our total investments. These securities are not available as collateral to the Company's general creditors.

If we are not able to further extend the ramp period of the Credit Facility, we may be required to to sell a significant number of our investments to pay down amounts on the Credit Facility.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on February 13, 2023 and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2023 and ending February 13, 2023, the Company issued 13,349 shares pursuant to its distribution reinvestment plan in the amount of $88,769.
Investment Activity
During the period beginning January 1, 2023 and ending February 13, 2023, the Company sold one investment amounting to $1,985,363.
Credit Facility

On January 27, 2023, we paid down $2,323,000 on the Credit Facility. As of February 13, 2023, there was a $15,477,000 outstanding Credit Facility balance.

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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $235,719 and $153,885, respectively. For the six months ended December 31, 2022 and 2021, allocation of overhead from the Administrator to the Company was $296,300 and $323,082, respectively. As of December 31, 2022 and June 30, 2022, $622,360 and $356,125, respectively, was payable to the Administrator by the Company.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended December 31, 2022 and 2021, PRIS incurred $0 and $13,400, respectively, in expenses related to valuation services that are attributable to the Company. During the six months ended December 31, 2022 and 2021, PRIS incurred $0 and $27,417, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of December 31, 2022 and June 30, 2022, $0 of expense is due to PRIS.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2022. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Former Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. On April 30, 2020, the Company's Board of Directors approved extending the Expense Limitation Agreement for an additional 12-month term ending on April 30, 2021. During the three and six months ended December 31, 2022, there were no base management fees incurred by PFIM.
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

Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into the new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022. On August 23, 2022, we entered into the Second Amended and Restated ELA to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022, as discussed below. The New ELA has an initial term ending on August 31, 2023 and may be continued thereafter for successive one-year periods in accordance with its terms.
Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through December 31, 2022, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After December 31, 2022, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2022, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $105,950 and $184,999 for the three months ended December 31, 2022 and 2021, respectively. Our Adviser waived fees, pursuant to the New ELA, in an amount of $218,384 and $367,197 for the six months ended December 31, 2022 and 2021, respectively.
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
During the three and six months ended December 31, 2022 and 2021, there were no base management fees incurred by PFIM. As of December 31, 2022 and June 30, 2022, the total base management fee due to PFIM was $0.
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
There were no incentive fees payable as of December 31, 2022 or June 30, 2022. During the three and six months ended December 31, 2022 and 2021, there were no incentive fees incurred.

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
During the three months ended December 31, 2022 and 2021, the total base management fee incurred by the Adviser was $105,950 and $184,999, respectively, which were waived by the Adviser. During the six months ended December 31, 2022 and

2021, the total base management fee incurred by the Adviser was $218,384 and $367,197, respectively, which were waived by the Adviser. As of December 31, 2022 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.

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
There were no incentive fees payable as of December 31, 2022 or June 30, 2022. During the three and six months ended December 31, 2022 and 2021, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019. As of December 31, 2022, our asset coverage ratio stood at 183% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

(1) The asset coverage ratio is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(2) This column is inapplicable.

Critical Accounting Estimates
We prepare our Financial Statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates on historical experience and other factors that we believe are reasonable under the circumstances. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. These estimates, however, are subjective and subject to change, and actual results may differ materially from our current estimates due to the inherent nature of these estimates.
For a description of our critical accounting estimates, see Note 3 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Dividends and Distributions, and Income Taxes.
Fair value estimates
As discussed more fully in Note 3 “Significant Accounting Policies” and Note 9 "Fair Valuation of Financial Instruments," GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as Level 2 or Level 3, with a significant portion of our investments classified as Level 3.

The SEC adopted Rule 2a-5 which establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. Rule 2a-5's adoption did not have a significant impact on the Company’s financial statements and disclosures as our Board of Directors has chosen to continue to determine fair value in good faith.

Each quarter, we perform a multiple step valuation process for our portfolio companies or investments with our investment professionals along side our independent valuation firms. The independent valuation firms prepare valuations for each investment which are presented by the independent valuation firms to our the Audit Committee of our Board of Directors. The Audit Committee makes a recommendation to the Board of Directors of the value for each investment and the Board of Directors approves the values with the input of the Investment Adviser.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements, refer to Note 3 within the accompanying notes to the consolidated financial statements.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. The economic effects of the ongoing conflict between Russia and Ukraine and the ensuing geopolitical uncertainty have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2022, 99% (based on fair value) of our investments paid variable interest rates and 1% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is three-month SOFR plus 220 basis points with no minimum SOFR floor and an outstanding balance of $17,800,000 as of December 31, 2022.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2022:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$921,666	$534,000	$387,666
Up 200 basis points	$629,524	$356,000	$273,524
Up 100 basis points	$337,382	$178,000	$159,382
Down 100 basis points	$(292,142)	$(178,000)	$(114,142)
Down 200 basis points	$(584,283)	$(356,000)	$(228,283)
Down 300 basis points	$(855,949)	$(534,000)	$(321,949)

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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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
Change in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2022.

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

There is doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends upon our raising sufficient capital to build a large enough investment portfolio that generates sufficient revenue to cover our operating expenses. We are pursuing numerous actions to improve our financial position, such as seeking additional equity investment through our Private Offering and the refinancing of the Credit Facility, but, even if successful, these actions may not result in us raising sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the three months ended December 31, 2022, inflation in the United States has remained elevated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve began raising interest rates in 2022 to combat inflation and restore price stability and rates may continue to rise in 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2022, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 5, 2022	July 29, 2022	8,457	$6.99
September 2, 2022	August 26, 2022	6,748	$6.99
October 7, 2022	September 30, 2022	7,528	$6.99
November 4, 2022	October 28, 2022	6,281	$6.65
December 2, 2022	November 25, 2022	5,918	$6.65
January 6, 2023	December 30, 2022	7,400	$6.65

On September 23, 2022, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2022 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $155,832. The tender offer was for cash at a price equal to the net asset value per share as of October 21, 2022. The offer expired at 4:00 P.M., Eastern Time, on October 24, 2022 and a total of 205,580 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased 23,434 shares validly tendered and not withdrawn at a price equal to $6.65 per share for an aggregate purchase price of approximately $155,832.

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
(6)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(7)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)