Form 10-Q
period 2023-03-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2023-05-10
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2023 was 2,403,779.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(unaudited)
PART I
Item 1. Consolidated Financial Statements

Assets	March 31, 2023	June 30, 2022
	(unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $34,208,431 and $38,560,109, respectively)	$29,806,937	$35,809,997
Total investments (Note 8 and 9)	29,806,937	35,809,997
Cash and cash equivalents	5,620,058	1,467,568
Deferred financing costs (Note 11)	360,941	404,589
Restricted cash	208,841	—
Interest receivable	237,521	216,257
Prepaid expenses and other assets	132,796	224,395
Receivable for repayments of portfolio investments	5,010	33,940
Total Assets	36,372,104	38,156,746

Liabilities
Revolving Credit Facility (Note 11)	15,477,000	20,500,000
Payable for open trade	4,998,117	—
Due to Administrator (Note 5)	701,135	356,125
Accrued audit fees	277,700	128,140
Accrued expenses	124,115	100,555
Interest payable	116,966	96,712
Distributions payable	99,948	100,836
Accrued legal fees	68,999	168,468
Tax payable	—	4,935
Total Liabilities	21,863,980	21,455,771
Commitments and Contingencies (Note 10)	—	—
Net Assets	$14,508,124	$16,700,975

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,390,868 and 2,375,890 Class A shares issued and outstanding, respectively) (Note 4)	$2,391	$2,376
Paid-in capital in excess of par (Note 4 and Note 7)	24,967,654	25,188,341
Total distributable earnings (loss) (Note 7)	(10,461,921)	(8,489,742)
Net Assets	14,508,124	16,700,975
Net Asset Value Per Share (Note 12)	$6.07	$7.03

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Investment Income
Interest income from non-control/non-affiliate investments	$699,758	$478,534	$1,999,037	$1,775,930
Interest income from structured credit securities	165,732	187,850	533,627	645,777
Total Investment Income	865,490	666,384	2,532,664	2,421,707

Operating Expenses
Interest expense and credit facility expenses (Note 11)	293,104	156,955	883,354	441,026
Audit and tax expense	147,400	81,102	323,233	245,327
Administrator Costs (Note 5)	83,775	123,750	380,075	446,832
Base management fees (Note 5)	105,279	125,720	323,663	492,917
Transfer agent’s fees and expenses	69,493	51,107	180,737	135,921
Insurance expense	42,167	42,167	146,260	128,484
Legal expense	30,918	24,790	129,485	62,770
Valuation services	7,688	5,000	17,688	39,617
General and administrative	2,350	25,999	47,253	51,777
Offering costs	(4,085)	36,801	8,709	87,475
Total Operating Expenses	778,089	673,391	2,440,457	2,132,146
Expense limitation payment (Note 5)	(105,279)	(125,720)	(323,663)	(492,917)
Total Net Operating Expenses	672,810	547,671	2,116,794	1,639,229
Net Investment Income	192,680	118,713	415,870	782,478

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(29,457)	—	(177,399)	—
Net realized losses	(29,457)	—	(177,399)	—
Net change in unrealized losses:
Non-control/non-affiliate investments	(284,206)	(394,008)	(1,651,382)	(806,072)
Net change in unrealized losses	(284,206)	(394,008)	(1,651,382)	(806,072)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(313,663)	(394,008)	(1,828,781)	(806,072)
Net Decrease in Net Assets Resulting from Operations	$(120,983)	$(275,295)	$(1,412,911)	$(23,594)
Net decrease in net assets resulting from operations per share (Note 12)(1)	$(0.05)	$(0.12)	$(0.60)	$(0.01)
Distributions declared per share	$0.11	$0.13	$0.37	$0.45

(1) For the three months ended March 31, 2023 and 2022, the weighted average common shares outstanding were 2,381,561 and 2,375,169, respectively. For the nine months ended March 31, 2023 and 2022, the weighted average common shares outstanding were 2,377,615 and 2,381,206, respectively.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Three Months Ended March 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2022(1)	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963
Net decrease in net assets resulting from operations
Net investment income	—	—	—	192,680	192,680
Net realized losses on investments	—	—	—	(29,457)	(29,457)
Net change in unrealized losses on investments	—	—	—	(284,206)	(284,206)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(228,231)	(228,231)
Return of capital distributions	—	—	(36,632)	—	(36,632)
Capital Transactions
Shares issued through reinvestment of distributions (Note 4)	19,326	19	125,988	—	126,007
Total Increase (Decrease) for the three months ended March 31, 2023	19,326	19	89,356	(349,214)	(259,839)
Balance as of March 31, 2023	2,390,868	$2,391	$24,967,654	$(10,461,921)	$14,508,124

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Three Months Ended March 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2021(1)	2,382,101	$2,383	$24,539,020	$(5,131,694)	$19,409,709
Net increase in net assets resulting from operations
Net investment income	—	—	—	118,713	118,713
Net change in unrealized losses on investments	—	—	—	(394,008)	(394,008)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(208,201)	(208,201)
Return of capital distributions	—	—	(107,024)	—	(107,024)
Capital Transactions
Shares issued through reinvestment of distributions	20,574	21	168,110	—	168,131
Repurchase of common shares	(23,462)	(23)	(190,724)	—	(190,747)
Total Increase (Decrease) for the three months ended March 31, 2022	(2,888)	(2)	(129,638)	(483,496)	(613,136)
Balance as of March 31, 2022	2,379,213	$2,381	$24,409,382	$(5,615,190)	$18,796,573

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock
For the Nine Months Ended March 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net decrease in net assets resulting from operations
Net investment income	—	—	—	415,870	415,870
Net realized losses on investments	—	—	—	(177,399)	(177,399)
Net change in unrealized losses on investments	—	—	—	(1,651,382)	(1,651,382)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(715,097)	(715,097)
Return of capital distributions	—	—	(169,542)	—	(169,542)
Capital Transactions
Shares issued through reinvestment of distributions (Note 4)	60,230	60	412,976	—	413,036
Repurchase of common shares (Note 4)	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the nine months ended March 31, 2023	14,978	15	(220,687)	(1,972,179)	(2,192,851)
Balance as of March 31, 2023	2,390,868	$2,391	$24,967,654	$(10,461,921)	$14,508,124

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 3 and 7 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Nine Months Ended March 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net increase in net assets resulting from operations
Net investment income	—	—	—	782,478	782,478
Net change in unrealized losses on investments	—	—	—	(806,072)	(806,072)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(505,132)	(505,132)
Return of capital distributions	—	—	(569,062)	—	(569,062)
Capital Transactions
Shares issued through reinvestment of distributions	64,985	66	537,951	—	538,017
Repurchase of common shares	(71,829)	(71)	(591,392)	—	(591,463)
Tax Reclassification of Net Assets (Note 7)	—	—	(318,847)	318,847	—
Total Increase (Decrease) for the nine months ended March 31, 2022	(6,844)	(5)	(941,350)	(209,879)	(1,151,234)
Balance as of March 31, 2022	2,379,213	$2,381	$24,409,382	$(5,615,190)	$18,796,573

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,412,911)	$(23,594)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	—	87,475
Purchases of investments	—	(12,226,250)
Repayments and sales of portfolio investments	4,177,217	12,611,379
Net change in unrealized losses on investments	1,651,382	806,072
Net realized losses on investments	177,399	—
Amortization of premiums (accretion of purchase discounts) on investments, net	6,678	(35,053)
Amortization of deferred financing costs	43,648	44,131
Payment-in-kind interest	(9,616)	(579)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for repayments of portfolio investments	28,930	4,577
Interest receivable	(21,264)	(23,865)
Deferred offering costs (Note 5)	—	(87,475)
Prepaid expenses and other assets	91,599	136,221
Increase (Decrease) in operating liabilities
Due to Adviser (Note 5)	—	(44,223)
Payable for open trades	4,998,117	—
Accrued expenses	23,560	(36,229)
Accrued legal fees	(99,469)	(19,975)
Accrued audit fees	149,560	73,340
Due to Administrator (Note 5)	345,010	(18,466)
Due to Affiliates (Note 5)	—	(23,258)
Interest payable	20,254	11,574
Tax payable	(4,935)	—
Net cash provided by operating activities	10,165,159	1,235,802
Cash flows from financing activities:
Distributions paid to stockholders	(472,491)	(556,105)
Repurchase of common shares	(308,337)	(591,463)
Repayments under Revolving Credit Facility (Note 11)	(5,023,000)	—
Net cash used in financing activities	(5,803,828)	(1,147,568)
Net increase in cash, cash equivalents and restricted cash	4,361,331	88,234
Cash, cash equivalents and restricted cash at beginning of period	1,467,568	3,139,929
Cash, cash equivalents and restricted cash at end of period	$5,828,899	$3,228,163
Supplemental disclosures:
Cash paid for interest	$819,452	$385,321
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$413,036	$538,016

Beginning of the period
Cash and cash equivalents	$1,467,568	$3,139,929
Restricted cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	$1,467,568	$3,139,929

End of the period
Cash and cash equivalents	$5,620,058	$3,228,163
Restricted cash	208,841	—
Cash, cash equivalents and restricted cash at end of period	$5,828,899	$3,228,163

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2023
(unaudited)

						March 31, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(i)(j)	Telecommunications	7/31/2019	3ML+4.50% (9.66%)	1.00	11/1/2024	$1,923,858	$1,867,577	$1,381,000	9.52%
BCPE North Star US Holdco 2, Inc.(h)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (9.16%)	0.75	6/9/2028	1,974,943	1,974,558	1,879,751	12.96%
CareerBuilder, LLC(h)(j)	Services: Consumer	7/27/2017	3ML+6.75% (11.91%)	1.00	7/31/2023	969,272	961,815	651,351	4.49%
DRI Holding Inc(h)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (10.09%)	0.50	12/21/2028	1,980,000	1,980,000	1,950,252	13.44%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	3M SOFR+4.75% (9.43%)	0.75	4/26/2029	1,492,500	1,466,416	1,419,162	9.78%
First Brands Group(h)	Automotive	3/24/2021	6M SOFR+5.00% (10.25%)	1.00	3/30/2027	1,225,000	1,216,667	1,201,744	8.28%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (8.34%)	0.75	2/14/2025	1,477,041	1,474,842	1,429,776	9.86%
RC Buyer, Inc.(h)	Consumer goods: Durable	7/27/2021	1ML + 3.50% (8.34%)	0.75	7/28/2028	1,955,000	1,951,183	1,856,859	12.79%
Research Now Group, Inc. & Survey Sampling International LLC(h)	Services: Business	4/2/2019	3ML+5.50% (10.31%)	1.00	12/20/2024	1,925,091	1,925,091	1,691,040	11.66%
Rising Tide Holdings, Inc.(h)(o)	Consumer goods: Non-Durable	5/26/2021	3M SOFR + 1.00% Cash, 3M SOFR+ 4.50% PIK (9.89%)	0.75	6/1/2028	994,454	987,037	715,211	4.93%
Shutterfly, LLC(h)	Media: Diversified and Production	7/1/2021	1ML+5.00% (9.84%)	0.75	9/25/2026	1,960,000	1,953,217	1,354,146	9.33%
Sorenson Communications, LLC(h)	Services: Consumer	3/12/2021	3ML+5.50% (10.34%)	0.75	3/17/2026	1,593,728	1,581,832	1,581,066	10.90%
Staples, Inc.(i)(j)	Wholesale	11/18/2019	3ML+5.00% (9.81%)	—	4/16/2026	1,934,673	1,921,858	1,798,667	12.40%
Upstream Newco, Inc.(h)	Services: Consumer	7/22/2021	3M SOFR+4.25% (9.41%)	—	11/20/2026	1,228,125	1,228,125	1,158,245	7.98%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(h)(j)	Telecommunications	4/5/2019	3M SOFR+4.25% (9.08%)	—	11/29/2025	1,923,225	1,895,811	1,816,116	12.52%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (10.33%)	—	10/1/2025	2,017,840	1,998,553	1,918,823	13.23%
Total Senior Secured Loans-First Lien							$26,384,582	$23,803,209	164.07%

Senior Secured Loans-Second Lien(f)(h)(k)(l)
Inmar, Inc.	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (12.84%)	1.00	5/1/2025	$500,000	$497,351	$478,750	3.30%
Total Senior Secured Loans-Second Lien							$497,351	$478,750	3.30%

Senior Secured Notes (a)(i)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$753,007	$309,574	2.13%
Total Senior Secured Notes							$753,007	$309,574	2.13%

Structured Subordinated Notes (a)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	25.94%	N/A	10/20/2030	$250,000	$165,383	$158,710	1.09%
Apidos CLO XXVI	Structured Finance	7/25/2019	15.51%	N/A	7/18/2029	250,000	190,742	173,188	1.19%
California CLO IX, Ltd.	Structured Finance	12/13/2019	26.39%	N/A	7/16/2032	500,000	262,135	247,940	1.71%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	14.69%	N/A	7/15/2030	250,000	178,921	160,280	1.10%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	10.10%	N/A	1/22/2030	500,000	433,071	354,326	2.44%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	9.98%	N/A	7/24/2030	250,000	176,804	124,428	0.87%
GoldenTree Loan Opportunities IX, Ltd.	Structured Finance	7/19/2017	3.99%	N/A	10/29/2029	250,000	170,715	135,994	0.94%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	1.78%	N/A	4/22/2030	250,000	138,762	121,561	0.84%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	20.04%	N/A	10/22/2030	250,000	190,165	152,492	1.05%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2023
(unaudited)

						March 31, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	419,022	288,047	1.99%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	13.38%	N/A	7/19/2030	$500,000	$290,568	$262,447	1.81%
Octagon Investment Partners XXI,Ltd.(j)	Structured Finance	1/6/2016	19.28%	N/A	2/14/2031	387,538	243,138	187,602	1.29%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	6.64%	N/A	3/17/2030	475,000	370,563	313,201	2.16%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	16.43%	N/A	7/20/2030	250,000	155,208	149,916	1.03%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	25.92%	N/A	4/15/2031	500,000	387,298	353,521	2.44%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	24.09%	N/A	10/21/2030	250,000	203,746	199,386	1.37%
OZLM XII, Ltd. (m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	3.96%	N/A	1/26/2031	1,500,000	731,380	543,138	3.74%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	16.78%	N/A	10/23/2031	150,000	59,666	45,469	0.31%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	7.06%	N/A	1/21/2031	250,000	198,531	158,636	1.09%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	206,763	127,132	0.88%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	20.57%	N/A	10/15/2031	250,000	218,568	199,912	1.38%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	2.64%	N/A	10/15/2030	278,312	169,982	130,326	0.90%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	11.07%	N/A	1/21/2031	250,000	194,478	169,377	1.17%
Total Structured Subordinated Notes							$5,903,108	$4,757,029	32.79%

Equity/Other(a)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$445,500	3.07%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	12,875	0.09%
Total Equity/Other							$670,383	$458,375	3.16%

Total Portfolio Investments							$34,208,431	$29,806,937	205.45%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2023, 15% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2023. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML") and three-month ("3ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(f) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 11). The fair values of the investments held by the SPV at March 31, 2023 and June 30, 2022 were $24,281,959 and $29,382,034, respectively, representing 81% and 82% of our total investments, respectively.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2023
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
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the nine months ended March 31, 2023 .

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at March 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(o)     This investment has contractual PIK interest. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(g)(l)(m)
Amerilife Holdings, LLC (i)(k)	Banking, Finance, Insurance & Real Estate	2/6/2020	1ML+4.00% (5.67%)	—	3/18/2027	$735,131	$734,193	$735,131	4.40%
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(j)(k)	Telecommunications	7/31/2019	3ML+4.50% (6.75%)	1.00	11/1/2024	1,939,086	1,856,264	1,792,400	10.73%
BCPE North Star US Holdco 2, Inc.(i)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (6.25%)	0.75	6/9/2028	1,989,975	1,989,534	1,964,702	11.76%
CareerBuilder, LLC(i)(k)	Services: Consumer	7/27/2017	3ML+6.75% (9.00%)	1.00	7/31/2023	969,272	945,068	661,528	3.96%
DRI Holding Inc(i)	Media: Broadcasting & Subscription	12/16/2021	1ML+5.25% (6.92%)	0.50	12/21/2028	1,995,000	1,995,000	1,960,080	11.74%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	1M SOFR+4.75% (6.28%)	0.75	4/26/2029	1,500,000	1,470,694	1,495,135	8.95%
Excelitas Technologies Corp.(i)	High Tech Industries	7/21/2021	3ML+3.50% (5.75%)	1.00	12/2/2024	494,819	494,819	481,953	2.89%
First Brands Group(i)	Automotive	3/24/2021	3M SOFR+5.00% (6.29%)	1.00	3/30/2027	1,234,375	1,224,478	1,217,087	7.29%
PetVet Care Centers, LLC(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (5.17%)	0.75	2/14/2025	1,488,520	1,485,443	1,407,887	8.43%
Quidditch Acquisition, Inc.(i)	Beverage, Food & Tobacco	3/21/2018	1ML+7.00% (8.67%)	1.00	3/21/2025	478,750	474,097	421,001	2.52%
RC Buyer, Inc.(i)	Consumer goods: Durable	7/27/2021	3ML + 3.50% (5.75%)	0.75	7/28/2028	1,975,000	1,970,645	1,911,603	11.45%
Research Now Group, Inc. & Survey Sampling International LLC(j)	Services: Business	4/2/2019	6ML+5.50% (6.50%)	1.00	12/20/2024	1,940,329	1,940,329	1,777,179	10.64%
Rising Tide Holdings, Inc.(i)	Consumer goods: Non-Durable	5/26/2021	1ML+4.75% (6.42%)	0.75	6/1/2028	990,000	981,508	914,067	5.47%
Rocket Software, Inc.(j)(k)	High Tech Industries	4/2/2019	1ML+4.25% (5.92%)	—	11/28/2025	2,033,811	2,023,189	1,896,529	11.36%
Shutterfly, LLC(j)	Media: Diversified and Production	7/1/2021	3ML+5.00% (7.25%)	0.75	9/25/2026	1,980,000	1,971,758	1,702,829	10.20%
Sorenson Communications, LLC(i)	Services: Consumer	3/12/2021	3ML+5.50% (7.75%)	0.75	3/17/2026	1,750,000	1,735,091	1,738,591	10.41%
Staples, Inc.(j)(k)	Wholesale	11/18/2019	3ML+5.00% (6.29%)	—	4/16/2026	1,949,749	1,933,776	1,760,222	10.54%
Upstream Newco, Inc.(i)	Services: Consumer	7/22/2021	1M SOFR+4.25% (5.89%)	—	11/20/2026	1,237,500	1,237,500	1,214,111	7.27%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(i)(k)	Telecommunications	4/5/2019	1ML+4.25% (5.92%)	—	11/29/2025	1,938,291	1,903,157	1,823,857	10.92%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(i)(k)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (7.07%)	—	10/1/2025	2,033,645	2,008,583	2,004,892	12.00%
Total Senior Secured Loans-First Lien							$30,375,126	$28,880,784	172.93%

Senior Secured Loans-Second Lien(i)(l)(m)
FullBeauty Brands Holding(f)	Retail	2/7/2019	7.00% (6.00% PIK plus 1.00% cash)	—	1/31/2025	$13,180	$11,098	$10,214	0.06%
Inmar, Inc.(g)	Media: Advertising, Printing & Publishing	5/1/2017	1ML+8.00% (9.67%)	1.00	5/1/2025	500,000	496,398	501,250	3.00%
Total Senior Secured Loans-Second Lien							$507,496	$511,464	3.06%

Senior Secured Notes (a)(j)(l)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$1,000,000	$1,004,570	$650,000	3.89%
Total Senior Secured Notes							$1,004,570	$650,000	3.89%

Structured Subordinated Notes (a)(e)(i)(l)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.71%	N/A	10/20/2030	$250,000	$155,872	$152,941	0.92%
Apidos CLO XXVI	Structured Finance	7/25/2019	18.11%	N/A	7/18/2029	250,000	185,058	188,800	1.13%
California CLO IX, Ltd.	Structured Finance	12/13/2019	25.84%	N/A	7/16/2032	500,000	235,293	248,271	1.49%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	9.89%	N/A	7/15/2030	250,000	180,136	149,739	0.90%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	8.77%	N/A	1/22/2030	500,000	439,704	371,492	2.22%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2022

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	16.04%	N/A	7/24/2030	$250,000	$177,029	$131,414	0.79%
GoldenTree Loan Opportunities IX, Ltd.(n)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	173,284	141,520	0.85%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	4.47%	N/A	4/22/2030	250,000	150,692	147,166	0.88%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	14.39%	N/A	10/22/2030	250,000	179,237	144,010	0.86%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	4.30%	N/A	7/16/2029	850,000	461,544	369,938	2.22%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	18.20%	N/A	7/19/2030	500,000	288,992	284,953	1.71%
Octagon Investment Partners XXI,Ltd.(k)	Structured Finance	1/6/2016	15.66%	N/A	2/14/2031	387,538	237,864	186,244	1.12%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	10.25%	N/A	3/17/2030	475,000	395,982	358,833	2.15%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	25.52%	N/A	7/20/2030	250,000	158,869	160,926	0.96%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	21.52%	N/A	4/15/2031	500,000	378,007	358,779	2.15%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	21.53%	N/A	10/21/2030	250,000	189,691	195,703	1.17%
OZLM XII, Ltd. (n)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	161,899	34,795	0.21%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	9.65%	N/A	1/26/2031	1,500,000	766,586	603,543	3.61%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	12.73%	N/A	10/23/2031	150,000	57,604	44,636	0.27%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	10.66%	N/A	1/21/2031	250,000	208,570	178,152	1.07%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	2.03%	N/A	7/22/2030	325,000	224,218	165,368	0.99%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	17.29%	N/A	10/15/2031	250,000	209,499	191,174	1.14%
Voya IM CLO 2013-1, Ltd.(k)	Structured Finance	6/9/2016	6.58%	N/A	10/15/2030	278,312	179,004	135,487	0.81%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	12.98%	N/A	1/21/2031	250,000	197,172	182,865	1.09%
Total Structured Subordinated Notes							$5,991,806	$5,126,749	30.71%

Equity/Other(a)(i)(l)
ACON IWP Investors I, L.L.C. (h)	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$641,000	3.84%
FullBeauty Brands Holding, Common Stock(h)	Retail	2/7/2019	N/A	N/A	N/A	72	208,754	—	—%
Total Equity/Other							$681,111	$641,000	3.84%

Total Portfolio Investments							$38,560,109	$35,809,997	214.43%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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

NOTE 2 - GOING CONCERN MATTERS

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business for the foreseeable future. Because many of the costs of operating the Company are not proportional to the size of the Company’s investment portfolio, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator, as defined in Note 5), the Company must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover the Company’s expenses. As of March 31, 2023, the Company has not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover its operating expenses and has only been able to fund distributions to shareholders and pay a portion of the Company’s expenses through the Expense Limitation Agreement (as defined in Note 5) from the Adviser. On April 24, 2023, the Company entered into a Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA”) with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021 and August 23, 2022, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%.

On March 24, 2023, the end date of the ramp period of the Credit Facility (as defined in Note 11) was further extended from August 25, 2023 to October 25, 2023. The Company is seeking refinancing on the Credit Facility.

The Company has taken a number of actions in order to improve its financial position by seeking additional equity and refinancing the Credit Facility. At this time, the Company has sufficient collateral to repay the amounts under the Credit Facility.

The preceding actions taken by management alleviates the substantial doubt about the Company’s ability to continue as a going concern for at least one year after May 9, 2023, the date the financial statements are issued.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2023. (See Note 7 for further discussion.)
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions which are members of the Federal Deposit Insurance Corporation ("FDIC"). Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions, has exceeded the FDIC insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company has restrictions on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 11). Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of March 31, 2023 and June 30, 2022, cash equivalents were $4,998,117 and $0, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for open trades in the Consolidated Statements of Assets and Liabilities. As of March 31, 2023, we have no assets going through foreclosure.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
For intra-quarter periods and pursuant to Rule 2a-5, the Board of Directors has designated the Adviser as the valuation designee (the “Valuation Designee”) for the purpose of performing fair value determinations for investments for which market quotations are not readily available, or when such market quotations are deemed not to represent fair value. The Board of Directors has approved a multi-step valuation process for such intra-quarter investment valuations, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

1.The Adviser will start with the most recent quarterly valuations determined pursuant to the process described above.

2.The Adviser will calculate the estimated earnings per share for each investment in order to adjust the valuation of that investment for income that is expected to be realized.

3.The Adviser will consider other factors that should be taken into account in order to adjust the valuations, including, market changes in expected returns for similar investments; performance improvement or deterioration which would change the margin added to the base interest rate charged; the nature and realizable value of any collateral; the issuer’s ability to make payments and its earnings and discounted cash flow; the markets in which the issuer does business; comparisons to publicly traded securities; and other relevant factors.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2023 and June 30, 2022, our qualifying assets as a percentage of total assets stood at 84.81% and 83.18%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2023 and June 30, 2022, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2023 and 2022, PIK interest included in interest income totaled $9,454 and $194, respectively. For the nine months ended March 31, 2023 and 2022, PIK interest included in interest income totaled $9,616 and $579, respectively. The Company stops accruing PIK interest when it is determined that PIK interest is no longer collectible. To maintain RIC tax

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023 treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with the Private Offering and registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and amortized to expense over the 12 month period following such capitalization on a straight line basis prior to the termination of the Offering. As of April 1, 2021 and following the termination of the offering, all offering costs are expensed as incurred.
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
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common shares outstanding for the period presented. As of March 31, 2023 and June 30, 2022, there were no issued convertible securities. (See Note 12 for further discussion.)
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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2023, the Company expects to have no excise tax due for the 2022 calendar year. As of March 31, 2023, the Company has accrued $0 of excise tax for this period. During the fiscal year ended June 30, 2022, the Company accrued $4,935 of excise tax and subsequently paid excise tax for the 2021 calendar year.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023 aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2023, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 in December 2022. Management has concluded that this guidance will not have a material impact on the Company's consolidated financial statements. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended March 31, 2023.

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
NOTE 4 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and nine months ended March 31, 2023:

	Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	19,326	$126,007	60,230	$413,036
Repurchase of common shares	—	—	(45,252)	(308,337)
Net (decrease)/increase from capital transactions	19,326	$126,007	14,978	$104,699
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and nine months ended March 31, 2022:

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	20,574	$168,131	64,985	$538,017
Repurchase of common shares	(23,462)	(190,747)	(71,829)	(591,463)
Net (decrease)/increase from capital transactions	(2,888)	$(22,616)	(6,844)	$(53,446)
Status of Continuous Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the three and nine months ended March 31, 2023 and 2022. On and effective February 19, 2021, the Company terminated the Offering.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
The respective net increase/(decrease) from capital transactions during the three and nine months ended March 31, 2023 and 2022 also includes reinvested stockholder distributions as noted in the tables above.
Share Repurchase Program
The Company may conduct quarterly tender offers pursuant to its share repurchase program. The Company’s Board of Directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Nine months ended March 31, 2023
December 31, 2022	November 7, 2022	23,434	11%	$6.65	$155,832
September 30, 2022	August 1, 2022	21,818	9%	$6.99	152,505
Total for the nine months ended March 31, 2023		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
NOTE 5 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $83,775 and $123,750, respectively. For the nine months ended March 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $380,075 and $446,832, respectively. During the three months ended March 31, 2023 and 2022, $8,750 and $3,750, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. During the nine months ended March 31, 2023 and 2022, $26,250 and $15,000, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of March 31, 2023 and June 30, 2022, $701,135 and $356,125, respectively, was payable to the Administrator by the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023 appropriately pro-rated. At PFIM’s option, the base management fee for any period could be deferred, without interest thereon, and paid to PFIM at any time subsequent to any such deferral as PFIM determined.
During the three and nine months ended March 31, 2023, there were no base management fees incurred by PFIM. As of March 31, 2023 and June 30, 2022, the total base management fee due to PFIM was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023 payable was equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses were not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of March 31, 2023 or June 30, 2022. During the three and nine months ended March 31, 2023 and 2022, there were no incentive fees incurred.

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
During the three months ended March 31, 2023 and 2022, the total base management fee incurred by the Adviser was $105,279 and $125,720, respectively, which were waived by the Adviser. During the nine months ended March 31, 2023 and 2022, the total base management fee incurred by the Adviser was $323,663 and $492,917, respectively, which were waived by the Adviser. As of March 31, 2023 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
There were no incentive fees payable as of March 31, 2023 or June 30, 2022. During the three and nine months ended March 31, 2023 and 2022, there were no incentive fees incurred.

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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2023 and 2022, PRIS incurred $0, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2023 and 2022, PRIS incurred $0 and $27,417, respectively, in expenses related to valuation services that are attributable to the Company. The

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of March 31, 2023 and June 30, 2022, $0 of expense is due to PRIS.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2023 and 2022. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three and nine months ended March 31, 2023 and 2022, there were no base management fees incurred by PFIM.
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
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

Period Ended		Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
March 31, 2020	(1)	185,935	—	185,935	3.39%	7.00%	March 31, 2023
June 30, 2020		182,915	—	182,915	3.76%	7.00%	June 30, 2023
September 30, 2020		183,386	—	183,386	4.33%	7.00%	September 30, 2023
December 31, 2020		—	—	—	—%	—%	N/A
March 31, 2021		—	—	—	—%	—%	N/A
June 30, 2021		—	—	—	—%	—%	N/A
Total		$552,236		$552,236

(1)	No longer eligible to be repaid.

Expense Limitation Agreement with the Adviser

On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, which replaced the Former ELA with PFIM and was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, we entered into a Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA” and, together with the First Amended and Restated ELA and the Second Amended and Restated ELA, the "New ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024, as discussed below. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the First and Second Amended and Restated ELAs.The New ELA has an initial term ending on June 30, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $105,279 and $125,720 for the three months ended March 31, 2023 and 2022, respectively. Our Adviser waived fees, pursuant to the New ELA, in an amount of $323,663 and $492,917 for the nine months ended March 31, 2023 and 2022, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
Total	$1,078,873		$1,078,873

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen. For the three and nine months ended March 31, 2023 and 2022, there were no dealer manager related expenses incurred by the Company.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
NOTE 6 - DISTRIBUTIONS
As of March 31, 2023 and June 30, 2022, distributions payable is $99,948 and $100,836, respectively, which is presented as Distributions payable on the Consolidated Statements of Assets and Liabilities.
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended March 31, 2023 and 2022:

	Distributions
For the Nine Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
March 31, 2023
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,126
January 27, 2023	0.03580	85,162
February 24, 2023	0.03344	79,752
March 31, 2023	0.04180	99,949
Total for the Nine Months Ended March 31, 2023		$884,639

	Distributions
For the Nine Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
March 31, 2022
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	0.04436	105,304
March 25, 2022(1)	0.04376	104,118
Total for the Nine Months Ended March 31, 2022		$1,074,194

(1) Beginning March 2022, record dates are recorded as of the close of business at the end of the month.
The following PFLOAT distributions were previously declared and have record dates subsequent to March 31, 2023:

Record Date	Payment date	PFLOAT Class A Common Shares, per share
April 28, 2023	May 5, 2023	$0.03344
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
During the three and nine months ended March 31, 2023 and 2022 the Company's officers and directors did not purchase any shares of our stock.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
The Company's cost basis of investments as of March 31, 2023 for tax purposes was $33,076,915, resulting in an estimated net unrealized loss of $3,269,978. The gross unrealized gains and losses as of March 31, 2023 were $493,795 and $3,763,773, respectively. As of December 31, 2022, the cost basis of investments for tax purposes was $35,211,282, resulting in an estimated net unrealized loss of $2,993,504. As of December 31, 2022, the gross unrealized gains and losses were $488,613 and $3,482,117, respectively. As of December 31, 2021, the cost basis of investments for tax purposes was $36,360,346, resulting in an estimated net unrealized gain of $1,312,275. As of December 31, 2021, the gross unrealized gains and losses were $1,806,136 and $493,861, respectively.

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

	Tax Year Ended December 31, 2022		Tax Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(3,303,225)		$483,361
Net realized (gains) losses on investments	147,942		41,280
Net change in unrealized (gains) losses on investments	3,461,044		124,952
Other temporary book-to-tax differences	56,320		231,758
Permanent differences	155,829		318,847
Taxable income (loss) before deductions for distributions	$517,910	(1)	$1,200,198

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
NOTE 8 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $9,454 and $1,990,194 during the three months ended March 31, 2023 and 2022, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $9,616 and $12,226,829 during the nine months ended March 31, 2023 and 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $2,110,942 and $2,496,781 were received during the three months ended March 31, 2023 and 2022, respectively. Debt repayments and considerations from sales of equity securities of approximately $4,177,217 and $12,611,379 were received during the nine months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and June 30, 2022, 97% and 96%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $29,038,988 and $34,508,783, respectively. As of March 31, 2023 and June 30, 2022, 96% of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $32,785,041 and $36,863,330, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$26,384,582	$23,803,209	80%
Senior Secured Loans-Second Lien	497,351	478,750	2%
Senior Secured Notes	753,007	309,574	1%
Structured Subordinated Notes	5,903,108	4,757,029	16%
Equity/Other	670,383	458,375	1%
Total Portfolio Investments	$34,208,431	$29,806,937	100%

	June 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	507,496	511,464	1%
Senior Secured Notes	1,004,570	650,000	2%
Structured Subordinated Notes	5,991,806	5,126,749	14%
Equity/Other	681,111	641,000	2%
Total Portfolio Investments	$38,560,109	$35,809,997	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,757,029	16%
Healthcare & Pharmaceuticals	3,794,099	13%
Services: Consumer	3,390,662	11%
Telecommunications	3,197,116	11%
Services: Business	3,110,202	10%
Media: Broadcasting & Subscription	1,950,252	7%
Beverage, Food & Tobacco	1,879,751	6%
Consumer goods: Durable	1,856,859	6%
Wholesale	1,798,667	6%
Media: Diversified and Production	1,354,146	5%
Automotive	1,201,744	4%
Consumer goods: Non-Durable	715,211	2%
Media: Advertising, Printing & Publishing	478,750	2%
Financial	309,574	1%
Retail	12,875	0%
Total	$29,806,937	100%

	June 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,126,749	14%
Healthcare & Pharmaceuticals	4,053,779	11%
Telecommunications	3,616,257	10%
Services: Consumer	3,614,230	10%
Services: Business	3,272,314	9%
Beverage, Food & Tobacco	2,385,703	7%
High Tech Industries	2,378,482	7%
Media: Broadcasting & Subscription	1,960,080	6%
Consumer goods: Durable	1,911,603	5%
Wholesale	1,760,222	5%
Media: Diversified and Production	1,702,829	5%
Automotive	1,217,087	3%
Consumer goods: Non-Durable	914,067	3%
Banking, Finance, Insurance & Real Estate	735,131	2%
Financial	650,000	2%
Media: Advertising, Printing & Publishing	501,250	1%
Retail	10,214	0%
Total	$35,809,997	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2023 and June 30, 2022, respectively:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$6,028,605	$17,774,604	$23,803,209
Senior Secured Loans-Second Lien	—	—	478,750	478,750
Senior Secured Notes	—	309,574	—	309,574
Structured Subordinated Notes	—	—	4,757,029	4,757,029
Equity/Other	—	—	458,375	458,375
Total Portfolio Investments	$—	$6,338,179	$23,468,758	$29,806,937

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,929,159	$19,951,625	$28,880,784
Senior Secured Loans-Second Lien	—	—	511,464	511,464
Senior Secured Notes	—	650,000	—	650,000
Structured Subordinated Notes	—	—	5,126,749	5,126,749
Equity/Other	—	—	641,000	641,000
Total Portfolio Investments	$—	$9,579,159	$26,230,838	$35,809,997

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
Changes in Valuation Techniques
During the nine months ended March 31, 2023, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco”) for the First Lien Term Loan changed from solely using the yield method approach to relying solely on market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco First Lien Term Loan decreased to $1,419,162 as of March 31, 2023, a discount of $(47,254) from its amortized cost, compared to the $24,441 unrealized appreciation recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Shutterfly, LLC (“Shutterfly”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Shutterfly decreased to $1,354,146 as of March 31, 2023, a discount of $(599,071) from its amortized cost, compared to the $(268,929) unrealized depreciation recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of a decrease in the yield method price of the First Lien Term Loan, the fair value of our investment in Research Now decreased to $1,691,040 as of March 31, 2023, a discount of $(234,051) from its amortized cost, compared to the $(163,150) unrealized depreciation recorded at June 30, 2022.
During the nine months ended March 31, 2023, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of widened credit market spreads, the fair value of our investment in Rising Tide decreased to $715,211 as of March 31, 2023, a discount of $(271,826) from its amortized cost, compared to the $(67,441) unrealized depreciation recorded at June 30, 2022.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,945,752	$3,794,099	13%
Services: Consumer	3,771,772	3,390,662	11%
Telecommunications	3,763,388	3,197,116	11%
Services: Business	3,391,507	3,110,202	10%
All Other Industries	19,336,012	16,314,858	55%
Total	$34,208,431	$29,806,937	100%

	June 30, 2022
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,966,383	$4,053,779	11%
Services: Consumer	3,917,659	3,614,230	10%
Telecommunications	3,759,421	3,616,257	10%
All Other Industries	26,916,646	24,525,731	69%
Total	$38,560,109	$35,809,997	100%

As of March 31, 2023, investments in Tennessee, California and Connecticut comprised 12.7%, 11.1% and 10.5%, respectively, of our investments at fair value, with a cost of $3,949,736, $3,933,217 and $3,399,933, respectively, and a fair value of $3,775,682, $3,304,398 and $3,120,816, respectively. As of June 30, 2022 investments in Massachusetts, Tennessee and California comprised 11.6%, 10.9% and 10.2%, respectively, of our investments at fair value, with a cost of $4,451,784, $3,979,228 and $3,966,758, respectively, and a fair value of $4,138,704, $3,916,495 and $3,662,909, respectively.

The following is a reconciliation for the nine months ended March 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	(29,457)	—	—	—	(29,457)
Net change in unrealized gains (losses) on investments	(789,478)	(22,569)	(281,025)	(171,897)	(1,264,969)
Net realized and unrealized gains (losses) on investments	(818,935)	(22,569)	(281,025)	(171,897)	(1,294,426)
Purchases of investments	—	—	—	—	—
Payment-in-kind interest	9,454	162	—	—	9,616
Accretion (amortization) of purchase discount and premium, net	47,060	3,035	(88,695)	—	(38,600)
Repayments and sales of portfolio investments	(3,994,152)	(13,342)	—	(10,728)	(4,018,222)
Transfers into Level 3(1)	5,422,493	—	—	—	5,422,493
Transfers out of Level 3(1)	(2,842,941)	—	—	—	(2,842,941)
Fair Value at March 31, 2023	$17,774,604	$478,750	$4,757,029	$458,375	$23,468,758

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(863,608)	$(23,452)	$(281,025)	$(171,897)	$(1,339,982)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2023, three of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the nine months ended March 31, 2023, two of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

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

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2022, five of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the nine months ended March 31, 2022, two of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$651,351	Market quotes	Indicative dealer quotes	65.30%	to	69.10%		67.20%
Senior Secured First Lien Debt	17,123,253	Discounted Cash Flow (Yield Analysis)	Market Yield	8.37%	to	19.97%		11.79%
Senior Secured Second Lien Debt	478,750	Market quotes	Indicative dealer quotes	94.75%	to	96.75%		95.75%
Equity/Other	458,375	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	5.25x	to	8.75x		7.93x
Subordinated Structured Notes	4,757,029	Discounted Cash Flow	Discount Rate	8.31%	to	33.93%	(1)	23.89%	(1)
	$23,468,758
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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$2,490,416	Market quotes	Indicative dealer quotes	65.83%	to	95.08%		86.46%
Senior Secured First Lien Debt	17,461,209	Discounted Cash Flow (Yield Analysis)	Market Yield	7.59%	to	10.89%		9.36%
Senior Secured Second Lien Debt	511,464	Market quotes	Indicative dealer quotes	75.00%	to	100.50%		99.8%
Equity/Other	641,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	7.75x	to	8.75x		8.25x
Subordinated Structured Notes	5,126,749	Discounted Cash Flow	Discount Rate	7.02%	to	33.22%	(1)	20.04%	(1)
	$26,230,838
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
For the three and nine months ended March 31, 2023, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and nine months ended March 31, 2022, there were $20,000 of structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and nine months ended March 31, 2023, there were accelerated original issue discounts due to repayments of $0 and $7,243, respectively, included in interest income. For the three and nine months ended March 31, 2022, there were accelerated original issue discounts due to repayments of $16,628 and $263,152, respectively included in interest income. For the three and nine months ended March 31, 2023, there was no early repayment income included in interest income. For the three and nine months ended March 31, 2022, there was early repayment income of $60,276 included in interest income.
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

As of March 31, 2023 and June 30, 2022, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023 on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023. As of March 31, 2023, we were in compliance with the applicable covenants.

As of March 31, 2023 and June 30, 2022, we had $15,477,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of March 31, 2023 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $24,281,959 and $29,382,034, respectively, which represents 81% and 82% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of March 31, 2023 and June 30, 2022, cash balances of $208,841 and $1,323,809, respectively, were used as collateral for the Credit Facility. The fair value of the Credit Facility was $15,477,000 and is categorized as Level 2 under ASC 820 as of March 31, 2023. The fair value of the Credit Facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Credit Facility, we incurred $588,355 in fees, all of which are being amortized over the term of the facility. As of March 31, 2023 and June 30, 2022, $360,941 and $404,589, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2023 and 2022, we recorded $293,104 and $156,955 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the nine months ended March 31, 2023 and 2022, we recorded $883,354 and $441,026 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

For the three months ended March 31, 2023 and 2022,  the average stated interest rate (i.e., rate in effect plus the spread) was 6.92% and 2.71%, respectively. During the nine months ended March 31, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 6.12% and 2.47%, respectively. For the three and nine months ended March 31, 2023, average outstanding borrowings under the Credit Facility was $16,148,089 and $18,327,839, respectively. For the three and nine months ended March 31, 2022, average outstanding borrowings under the Credit Facility was $21,000,000.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
NOTE 12- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$6.23	$8.15	$7.03	$8.36
Net investment income	0.08	0.05	0.17	0.33
Net realized and unrealized (losses) on investments	(0.13)	(0.17)	(0.77)	(0.34)
Net decrease in net assets resulting from operations	(0.05)	(0.12)	(0.60)	(0.01)
Distributions(b)
Return of capital distributions	(0.01)	(0.04)	(0.07)	(0.23)
Distributions from net investment income	(0.10)	(0.09)	(0.30)	(0.21)
Total Distributions	(0.11)	(0.13)	(0.37)	(0.44)
Other (c)	—	—	0.01	(0.01)
Net asset value at end of period	$6.07	$7.90	$6.07	$7.90
Total return based on net asset value (d)	(0.86)%	(1.45)%	(8.73)%	(0.2)%

Supplemental Data:
Net assets at end of period	$14,508,124	$18,796,573	$14,508,124	$18,796,573
Average net assets	$14,638,044	$19,103,141	$15,455,628	$19,465,579
Average shares outstanding	2,381,561	2,375,169	2,377,615	2,381,206
Ratio to average net assets:
Total annual expenses	21.26%	14.1%	21.05%	14.6%
Total annual expenses (after expense limitation agreement)	18.39%	11.47%	18.26%	11.23%
Net investment income	5.27%	2.49%	3.59%	5.36%

Portfolio Turnover	—%	5.35%	—%	32.58%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023

	Year Ended	Year Ended
	June 30, 2018(e)	June 30, 2018(e)
	PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	$13.53	$13.53
Net investment income	0.79	0.81
Net realized and unrealized losses on investments	(0.80)	(0.79)
Net (decrease) increase in net assets resulting from operations	(0.01)	0.02
Distributions(b)
Return of capital distributions(f)	(0.62)	(0.62)
Distributions from net investment income(f)	(0.24)	(0.24)
Total Distributions	(0.86)	(0.86)
Offering costs	—	—
Other (c)	0.05	0.04
Net asset value at end of year	$12.71	$12.73
Total return based on net asset value (d)	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$7,933,028	$420,136
Average net assets	$8,314,166	$439,787
Average shares outstanding	622,683	32,914
Ratio to average net assets:
Total annual expenses	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	8.91%	8.73%
Net investment income	5.92%	6.04%

Portfolio Turnover	37.42%	37.42%

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited) March 31, 2023
Information about our senior securities is shown in the following table since June 30, 2019. As of March 31, 2023 and June 30, 2022, our asset coverage ratio stood at 194% and 182%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 13 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net decrease in net assets resulting from operations	$(120,983)	$(275,295)	$(1,412,911)	$(23,594)
Weighted average common shares outstanding	2,381,561	2,375,169	2,377,615	2,381,206
Net decrease in net assets resulting from operations per share	$(0.05)	$(0.12)	$(0.60)	$(0.01)

NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2023 and ending May 9, 2023, the Company issued 12,911 shares pursuant to its distribution reinvestment plan in the amount of $80,436.
Investment Activity
During the period beginning April 1, 2023 and ending May 9, 2023, the Company sold six investments amounting to $5,176,875.

Credit Facility

On April 17, 2023, we paid down $1,777,000 on the Credit Facility. On April 28, 2023, we paid down $900,000 on the Credit Facility. On May 9, 2023, we paid down $1,400,000 on the Credit Facility. As of May 9, 2023, there was a $11,400,000 outstanding Credit Facility balance.

Expense Limitation Agreement

On April 24, 2023, the Company entered into a Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA”) with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021 and August 23, 2022, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from December 31, 2022 to June 30, 2024, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the ELA.
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

As of May 9, 2023, we have sold a total of 2,403,779 shares of common stock, including 433,773 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,922,436, including the reduction due to ($4,466,622) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and nine months ended March 31, 2023, there were no purchased investment securities (excluding short-term securities). During the three and nine months ended March 31, 2023, sales and redemptions of investment securities (excluding short-term securities) were $2,110,945 and $4,177,217, respectively, resulting in a total net portfolio decline of $(2,110,945) for the three months ended March 31, 2023 and a total net portfolio decline of $(4,177,217) for the nine months ended March 31, 2023.
Debt Issuances and Redemptions
During the three and nine months ended March 31, 2023, we paid down $2,323,000 and $5,023,000, respectively, on our Credit Facility (as defined herein) for a total of $15,477,000 outstanding on our credit facility as of March 31, 2023. See "Credit Facility".
Equity Issuances
As part of the distribution reinvestment plan, we issued 5,949, 5,977 and 7,187 shares of our common stock on February 3, 2023, March 3, 2023 and April 7, 2023, respectively.

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
Portfolio and Investment Activity
During the three and nine months ended March 31, 2023, we did not purchase investment securities (excluding short-term securities). During the three and nine months ended March 31, 2023, sales and redemptions of investment securities (excluding short-term securities) were $2,110,945 and $4,177,217, respectively, resulting in a total net portfolio decline of $(2,110,945) for the three months ended March 31, 2023 and a total net portfolio decline of $(4,177,217) for the nine months ended March 31, 2023. As of March 31, 2023, our investment portfolio, with a total fair value of $29,806,937, consisted of interests in 44 investments (82% in senior secured loans, 1% in senior secured notes, 1% in equity/other and 16% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after March 31, 2023 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed on September 6, 2022.
During the three and nine months ended March 31, 2022, we purchased investment securities (excluding short-term securities) of $1,990,000 and $12,226,250, respectively. During the same three and nine month period, sales and redemptions of investment securities (excluding short-term securities) were $2,496,781 and $12,611,379, respectively, resulting in a total net portfolio decline of ($506,781) and ($385,129) for the three and nine months ended March 31, 2022, respectively. As of March 31, 2022, our investment portfolio, with a total fair value of $36,686,741, consisted of interests in 49 investments (81% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 15% in CLO - subordinated notes).
Portfolio Holdings
As of March 31, 2023, our investment portfolio, with a total fair value of $29,806,937, consisted of interests in 20 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2023 and June 30, 2022:

	As of March 31, 2023			As of June 30, 2022
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$26,384,582	$23,803,209	80%	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	497,351	478,750	2%	507,496	511,464	1%
Equity/Other	670,383	458,375	1%	681,111	641,000	2%
Senior Secured Notes	753,007	309,574	1%	1,004,570	650,000	2%
Structured subordinated notes	5,903,108	4,757,029	16%	5,991,806	5,126,749	14%
Total	$34,208,431	$29,806,937	100%	$38,560,109	$35,809,997	100%

Number of portfolio companies	20			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	99%			98%
% Fixed Rate (based on fair value)(1)	1%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	12%			12%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10%			8%
% Weighted Average Yield (based on cost) for the entire portfolio	10%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,903,108	17%	$4,757,029	16%
Healthcare & Pharmaceuticals	3,945,752	12%	3,794,099	13%
Services: Consumer	3,771,772	11%	3,390,662	11%
Telecommunications	3,763,388	11%	3,197,116	11%
Services: Business	3,391,507	10%	3,110,202	10%
Media: Broadcasting & Subscription	1,980,000	6%	1,950,252	7%
Beverage, Food & Tobacco	1,974,558	6%	1,879,751	6%
Consumer goods: Durable	1,951,183	6%	1,856,859	6%
Wholesale	1,921,858	5%	1,798,667	6%
Media: Diversified and Production	1,953,217	6%	1,354,146	5%
Automotive	1,216,667	4%	1,201,744	4%
Consumer goods: Non-Durable	987,037	3%	715,211	2%
Media: Advertising, Printing & Publishing	497,351	1%	478,750	2%
Financial	753,007	2%	309,574	1%
Retail	198,026	0%	12,875	0%
Total	$34,208,431	100%	$29,806,937	100%

	June 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,991,806	16%	$5,126,749	14%
Healthcare & Pharmaceuticals	3,966,383	10%	4,053,779	11%
Telecommunications	3,759,421	10%	3,616,257	10%
Services: Consumer	3,917,659	10%	3,614,230	10%
Services: Business	3,411,023	9%	3,272,314	9%
Beverage, Food & Tobacco	2,463,631	6%	2,385,703	7%
High Tech Industries	2,518,008	7%	2,378,482	7%
Media: Broadcasting & Subscription	1,995,000	5%	1,960,080	6%
Consumer goods: Durable	1,970,645	5%	1,911,603	5%
Wholesale	1,933,776	5%	1,760,222	5%
Media: Diversified and Production	1,971,758	5%	1,702,829	5%
Automotive	1,224,478	3%	1,217,087	3%
Consumer goods: Non-Durable	981,508	3%	914,067	3%
Banking, Finance, Insurance & Real Estate	734,193	2%	735,131	2%
Financial	1,004,570	3%	650,000	2%
Media: Advertising, Printing & Publishing	496,398	1%	501,250	1%
Retail	219,852	0%	10,214	0%
Total	$38,560,109	100%	$35,809,997	100%
As of March 31, 2023 and June 30, 2022, we did not “control” any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of March 31, 2023 and June 30, 2022:

	March 31, 2023				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	34,208,431	100%	29,806,937	100%	38,560,109	100%	35,809,997	100%
Total Investments	$34,208,431	100%	$29,806,937	100%	$38,560,109	100%	$35,809,997	100%

Net Asset Value
During the three and nine months ended March 31, 2023, our net asset value decreased by $(259,839), or $(0.16) per share and $(2,192,851), or $(0.96) per share, respectively. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(313,663), or $(0.13) per weighted average share, for the three months ended March 31, 2023 and $(1,828,781), or $(0.77) per weighted average share, for the nine months ended March 31, 2023. For the three and nine months ended March 31, 2023, the decrease was primarily offset by $0.03 per share and $0.20 per share, respectively, related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $192,680 for the three months ended March 31, 2023 and $415,870 for the nine months ended March 31, 2023. The following table shows the calculation of net asset value per share as of March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022
Net assets	$14,508,124	$16,700,975
Shares of common stock issued and outstanding	2,390,868	2,375,890
Net asset value per share	$6.07	$7.03
Results of Operations
Investment Income
For the three months ended March 31, 2023 and 2022, we generated $865,490 and $666,384, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the nine months ended March 31, 2023 and 2022, we generated $2,532,664 and $2,421,707, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three months ended March 31, 2023, investment income was higher due to rising interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 3 additional investments with an effective yield estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost.
For the three months ended March 31, 2023 and 2022, PIK interest included in interest income totaled $9,454 and $194, respectively. For the nine months ended March 31, 2023 and 2022, PIK interest included in interest income totaled $9,616 and $579, respectively. For the three and nine months ended March 31, 2023, PIK interest included in interest income was higher due to an amendment on an investment which now has partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $778,089 and $673,391 for the three months ended March 31, 2023 and 2022, respectively. Total operating expenses before expense limitation support totaled $2,440,457 and $2,132,146 for the nine months ended March 31, 2023 and 2022, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended March 31, 2023 and 2022, respectively, were $105,279 and $125,720. The base management fees for the nine months ended March 31, 2023 and 2022, respectively, were $323,663 and $492,917. Base management fees were lower for the three and nine months ended March 31, 2023 due to the reduction in average total assets.
The interest and credit facility expense for the three months ended March 31, 2023 and 2022, respectively, were $293,104 and $156,955. The interest and credit facility expense for the nine months ended March 31, 2023 and 2022, respectively, were

$883,354 and $441,026. The interest and credit facility expenses were higher for the three and nine months ended March 31, 2023, due to an increase in the three-month interest rates which was partially offset by a reduction in the credit facility balance. For the three months ended March 31, 2023 and 2022,  the average stated interest rate (i.e., rate in effect plus the spread) was 6.92% and 2.71%, respectively. During the nine months ended March 31, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 6.12% and 2.47%, respectively. For the three and nine months ended March 31, 2023, average outstanding borrowings under the Credit Facility was $16,148,089 and $18,327,839, respectively. For the three and nine months ended March 31, 2022, average outstanding borrowings under the Credit Facility was $21,000,000. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended March 31, 2023 and 2022, respectively, were $(4,085) and $36,801. The offering costs for the nine months ended March 31, 2023 and 2022, respectively, were $8,709 and $87,475. The offering costs for the three months ended March 31, 2023 were lower due to an over-accrual in the previous quarter that was adjusted when the invoice was received. The offering costs were lower for the three and nine months ended March 31, 2023 because we reduced our costs associated with the Private Offering.
The legal expenses for the three months ended March 31, 2023 and 2022, respectively, were $30,918 and $24,790. The legal expenses for the nine months ended March 31, 2023 and 2022, respectively, were $129,485 and $62,770. The legal expenses for the nine months ended March 31, 2022 were lower due to a reduction in time incurred with external third party legal service providers. The legal expenses for the nine months ended March 31, 2023 were higher due to additional costs associated with proxy filings.
The valuation services for the three months ended March 31, 2023 and 2022, respectively, were $7,688 and $5,000. The valuation services for the nine months ended March 31, 2023 and 2022, respectively, were $17,688 and $39,617. The valuation costs for the nine months ended March 31, 2023 were lower due to leveraging the valuation services provided for co-investments.
The general and administrative expense for the three months ended March 31, 2023 and 2022, respectively, were $2,350 and $25,999. The general and administrative expense for the nine months ended March 31, 2023 and 2022, respectively, were $47,253 and $51,777. The general and administrative expense for the three months ended March 31, 2022 were higher due to costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(105,279) and $(125,720) for the three months ended March 31, 2023 and 2022, respectively. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(323,663) and $(492,917) for the nine months ended March 31, 2023 and 2022, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $192,680 and $118,713 for the three months ended March 31, 2023 and 2022, respectively. Our net investment income (loss) totaled $415,870 and $782,478 for the nine months ended March 31, 2023 and 2022, respectively. The net investment income for the three months ended March 31, 2023 was higher due to an increase in interest income partially offset by higher credit facility expenses. The net investment income for the nine months ended March 31, 2023 was lower due to an increase in credit facility expenses partially offset by increased interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three and nine months ended March 31, 2023, respectively, we received proceeds from sales and repayments on unaffiliated investments of $2,110,945 and $4,177,217, from which we realized gains (losses) of (29,457). For the three and nine months ended March 31, 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $2,496,781 and $12,611,379, from which we did not recognize any realized gains (losses).
Net Unrealized Gains/Losses on Investments

Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2023 and 2022, net change in unrealized gains (losses) totaled $(284,206) and $(394,008), respectively. For the nine months ended March 31, 2023 and 2022, net change in unrealized gains (losses) totaled $(1,651,382) and $(806,072), respectively. For the three and nine months ended March 31, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of March 31, 2023, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after June 30, 2024, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses

Additionally, we are approaching the end date of the ramp period of our Credit Facility, which is on October 25, 2023. Without a further extension of the ramp period on the Credit Facility or a refinancing of the Credit Facility, we may fail to comply with a covenant which may result in an event of default, which, in turn, may require us to sell a significant number of our investments to pay down amounts on the Credit Facility.

We are undertaking a number of actions in order to improve our financial position by seeking additional equity and refinancing the Credit Facility; however, these measures may not be successful.
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. As of March 31, 2023, we have not sold any shares in our Private Offering.
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

For the nine months ended March 31, 2023 and 2022, our operating activities provided (used) $10,165,159 and $1,235,802 of cash, respectively. The change is primarily driven by an increase in a payable for an open trade and an increase in repayments and sales of investments. For the the nine months ended March 31, 2023 and 2022, operating activities included the purchases of investments totaling $0 and $(12,226,250), respectively, which was offset by the repayments and sales of portfolio investments of $4,177,217 and $12,611,379, respectively. Financing activities (used) provided $(5,803,828) and $(1,147,568) of cash during the nine months ended March 31, 2023 and 2022, respectively, which included dividend payments of $(472,491) and $(556,105), respectively. For the nine months ended March 31, 2023 and 2022, we repaid $5,023,000 and $0, respectively, under the credit facility.

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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the “Required Amount”) with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023. As of March 31, 2023, we were in compliance with the applicable covenants.

As of March 31, 2023 and June 30, 2022, we had $15,477,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of March 31, 2023 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $24,281,959 and $29,382,034, respectively, which represents 81% and 82% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of March 31, 2023 and June 30, 2022, cash balances of $208,841 and $1,323,809, respectively, were used as collateral for the Credit Facility. The fair value of the Credit Facility was $15,477,000 and is categorized as Level 2 under ASC 820 as of March 31, 2023. The fair value of the Credit Facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 9, 2023 and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2023 and ending May 9, 2023, the Company issued 12,911 shares pursuant to its distribution reinvestment plan in the amount of $80,436.
Investment Activity
During the period beginning April 1, 2023 and ending May 9, 2023, the Company sold six investments amounting to $5,176,875.

Credit Facility

On April 17, 2023, we paid down $1,777,000 on the Credit Facility. On April 28, 2023, we paid down $900,000 on the Credit Facility. On May 9, 2023, we paid down $1,400,000 on the Credit Facility. As of May 9, 2023, there was a $11,400,000 outstanding Credit Facility balance.

Expense Limitation Agreement

On April 24, 2023, the Company entered into a Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA”) with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021 and August 23, 2022, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from December 31, 2022 to June 30, 2024, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the ELA.
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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $83,775 and $123,750, respectively. For the nine months ended March 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $380,075 and $446,832, respectively. As of March 31, 2023 and June 30, 2022, $701,135 and $356,125, respectively, was payable to the Administrator by the Company.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the three months ended March 31, 2023 and 2022, PRIS incurred $0, respectively, in expenses related to valuation services that are attributable to the Company. During the nine months ended March 31, 2023 and 2022, PRIS incurred $0 and $27,417, respectively, in expenses related to valuation services that are attributable to the Company. The

Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of March 31, 2023 and June 30, 2022, $0 of expense is due to PRIS.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2023. The officers do not receive any direct compensation from the Company.

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

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. On and effective April 20, 2021, the Company entered into a new expense limitation agreement with the Adviser, which was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, the Company entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, the Company entered into the Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA” and, together with the First Amended and Restated ELA and the Second Amended and Restated ELA, the "New ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the First and Second Amended and Restated ELAs. The New ELA has an initial term ending on June 30, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms. Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the New ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the New ELA through June 30, 2024. The Former ELA did not contain this guaranteed waiver. Other than this guaranteed waiver, the terms and conditions of the New ELA are substantially similar to those of the Former ELA. See “Expense Limitation Agreement” below.

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

Expense Limitation Agreement with the Adviser
Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $105,279 and $125,720 for the three months ended March 31, 2023 and 2022, respectively. Our Adviser waived fees, pursuant to the New ELA, in an amount of $323,663 and $492,917 for the nine months ended March 31, 2023 and 2022, respectively.
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
During the three and nine months ended March 31, 2023 and 2022, there were no base management fees incurred by PFIM. As of March 31, 2023 and June 30, 2022, the total base management fee due to PFIM was $0.
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
There were no incentive fees payable as of March 31, 2023 or June 30, 2022. During the three and nine months ended March 31, 2023 and 2022, there were no incentive fees incurred.

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
During the three months ended March 31, 2023 and 2022, the total base management fee incurred by the Adviser was $105,279 and $125,720, respectively, which were waived by the Adviser. During the nine months ended March 31, 2023 and 2022, the total base management fee incurred by the Adviser was $323,663 and $492,917, respectively, which were waived by the Adviser. As of March 31, 2023 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.

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
There were no incentive fees payable as of March 31, 2023 or June 30, 2022. During the three and nine months ended March 31, 2023 and 2022, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019. As of March 31, 2023, our asset coverage ratio stood at 194% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2023, 99% (based on fair value) of our investments paid variable interest rates and 1% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is three-month SOFR plus 155 basis points with no minimum SOFR floor and an outstanding balance of $15,477,000 as of March 31, 2023.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2023:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$812,243	$464,310	$347,933
Up 200 basis points	$541,495	$309,540	$231,955
Up 100 basis points	$270,748	$154,770	$115,978
Down 100 basis points	$(270,748)	$(154,770)	$(115,978)
Down 200 basis points	$(541,495)	$(309,540)	$(231,955)
Down 300 basis points	$(812,243)	$(464,310)	$(347,933)

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company’s internal control over financial reporting described in our Annual Report on Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

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
Change in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2023.

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

Until we raise sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses, our continued operations are dependent upon the New ELA entered into with the Adviser.

As of March 31, 2023, we have not raised sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses and have only been able to fund distributions to shareholders and pay a portion of our expenses through the New ELA entered into with the Adviser. The New ELA provides that the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement until June 30, 2024, to the extent that the payment of such fees would cause our operating expenses to exceed an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00%. We are currently seeking to raise capital through the Private Offering but, as of March 31, 2023, we have not sold any shares in the Private Offering.

If we default under or otherwise fail to comply with our Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

In connection with our Credit Facility with RBC, a significant portion of our assets have been assigned to the SPV and pledged as collateral under the Credit Facility. In the event of a default under or otherwise failure to comply with the Credit Facility or any other future borrowing facility, our business could be adversely affected as we (through our SPV) may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the three months ended March 31, 2023, inflation in the United States has remained elevated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve began raising interest rates in 2022 to combat inflation and restore price stability and rates may continue to rise in 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12,

2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Investment Adviser.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 5, 2022	July 29, 2022	8,457	$6.99
September 2, 2022	August 26, 2022	6,748	$6.99
October 7, 2022	September 30, 2022	7,528	$6.99
November 4, 2022	October 28, 2022	6,281	$6.65
December 2, 2022	November 25, 2022	5,918	$6.65
January 6, 2023	December 30, 2022	7,400	$6.65
February 3, 2023	January 27, 2023	5,949	$6.65
March 3, 2023	February 24, 2023	5,977	$6.23
April 7, 2023	March 31, 2023	7,187	$6.23

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
3.7     Third Amended and Restated Bylaws(7)
3.8    Articles of Amendment(8)
3.9    Fourth Amended and Restated Bylaws(9)
10.1    First Amended and Restated Investment Advisory Agreement, by and between Prospect Flexible Income Fund, Inc.
and Prospect Capital Management L.P.(10)
10.2     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(11)
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
(6)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(7)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed with the SEC on November 8, 2021.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)