Form 10-K
period 2023-06-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2023-09-27
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates as of December 31, 2022 has not been provided because there is no established market for the registrant`s shares of common stock.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of September 27, 2023 was 2,407,905.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
TABLE OF CONTENTS

Forward-Looking Statements
Some of the statements in this annual report on Form 10-K (the "Annual Report") constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this Annual Report involve risks, uncertainties and other factors, some of which are beyond our control, including, but not limited to, statements as to:
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this Annual Report.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this Annual Report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this Annual Report, our annual report on Form 10-K and our other SEC filings.
We have based the forward-looking statements included in this report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.

PART I

Item 1. Business

In this report, the terms “PFLOAT,” the "Company," “we,” “us” and “our” mean Prospect Floating Rate and Alternative Income Fund, Inc. (formerly Prospect Sustainable Income Fund, Inc. ("PSIF")) and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.

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

On and effective January 10, 2022, we changed our name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

On and effective September 16, 2022, we changed our name to Prospect Floating Rate and Alternative Income Fund, Inc. from Prospect Sustainable Income Fund, Inc. by filing Articles of Amendment to our Fourth Articles of Amendment and Restatement, as amended and supplemented.

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

On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our board of directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 15, 2023.

Investment Objectives and Strategy

Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on directly originating senior secured first lien loans and senior secured second lien loans and making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). Our target credit investments are expected to typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size may vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We expect to make our investments directly through the primary issuance by the borrower or in the secondary market.

Our principal focus is to directly originate senior secured first lien loans and senior secured second lien loans and invest in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies in a broad range of industries. In addition, we expect to invest up to 30% of our portfolio of investments in other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans know as collateralized loan obligations, or "CLOs" which we referred to as "Subordinated Structured Notes" or "SSNs". The senior secured loans underlying our SSN investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.

As part of our strategy, we intend to dynamically allocate our assets in varying types of investments based on our analysis of the credit markets. These investments include senior secured first lien loans, senior secured second lien loans, subordinated debt, equity and equity-related securities, non-U.S. securities, subordinated structured notes and other securities.

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

Large Addressable Market. According to Leveraged Commentary & Data, institutional leveraged loan issuance (senior secured loans and second lien secured loans) is attracting inflows due to the Federal Reserve’s indication of rising interest rates over 2022 and beyond. We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments.

Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by private equity buyout firms in North America, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $541 billion as of August 2022, will continue to drive deal activity.

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

Investments in Floating Rate Debt

A large portion of the investments we expect to make in middle market companies are expected to be in the form of floating rate debt instruments. These floating rate debt instruments are expected to be below investment grade rated (which are often referred to as “high yield” or “junk”). Floating rate loans have a base rate that adjusts periodically plus a spread over the base rate. The base rate typically resets every 30-90 days. As the reference rate increases, the income stream from these floating rate instruments will also increase. Syndicated floating rate debt offers certain benefits:

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

Investment Types
Our portfolio is expected to be comprised primarily of investments in directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt of private middle market U.S. companies. In addition, a portion of our portfolio may be comprised of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of SSNs. Our Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured first lien debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by senior secured second lien debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We will rely on our Adviser’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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
•pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Status of Our Prior Public Offering
Since commencing our prior public offering and through February 19, 2021 (the date the offering terminated), we have sold 1,690,905 shares of our common stock for gross proceeds of approximately $24,195,384.

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

About Our Adviser

Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of Pathway Capital Opportunity Fund, Inc. (“PWAY”) which merged with and into us (the “Merger”) on March 13, 2019. In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $7.9 billion as of June 30, 2023, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.

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

Corporate Information

Our executive offices are located at 10 East 40th Street, 42nd Floor, New York, NY 10016 and our telephone number is (212) 448-0702.

Available Information

As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, proxy statements and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. These reports will also be available on our website at www.pfloat.com. You may access and print all documents provided through this service.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, partnerships or other pass-through entities, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire our common stock in connection with the performance of services, persons required to accelerate the recognition of any item of gross income as a result of such income being recognized on an applicable financial statement, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, and individual non-U.S. stockholders present in the United States for 183 days or more during a taxable year. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding our offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;
•a corporation or other entity treated as a corporation, created or organized in or under the laws of the United States or any State, or the District of Columbia;
•a trust, if a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all substantial decisions of the trust, or the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes).

If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

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

Taxation as a RIC

We have elected to be taxed, and intend to qualify each taxable year as a RIC under Subchapter M of the Code. Provided that we continue to qualify as a RIC, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

In addition, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our recognized capital gain in excess of recognized capital loss for the one-year period ending October 31 in that calendar year and (3) any ordinary income or capital gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings. No assurance can be provided, however, that our distributions will be sufficient to avoid entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•have an election in place to be regulated as a BDC at all times during our taxable year;

•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Code), or the “90% Income Test”;
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets and we do not hold more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly-traded partnerships,” or the “Diversification Tests.”'
•distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the “Annual Distribution Requirement.”

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid U.S. federal income and excise taxes, even though we will not have received any corresponding cash amount. In order to raise capital to satisfy these distribution obligations, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax.

Under the 1940 Act, we are not permitted to make distributions to stockholders while any senior securities are outstanding unless the Company meets the applicable asset coverage ratios. See “Business—Senior Securities.” In addition, we may be subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict our ability to make distributions necessary to satisfy the Annual Distribution Requirement and to avoid corporate-level U.S. federal income and excise taxes. If we are prohibited from making distributions, we could fail to qualify as a RIC, and thus become subject to U.S. federal income tax imposed at corporate rates on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to stockholders.

We are authorized to sell assets in order to comply with the Diversification Tests. However, our ability to dispose of assets to meet the Diversification Tests may be limited by the illiquid nature of the Company’s portfolio. If we dispose of assets in order to meet the Diversification Tests, we may make such dispositions at times that, from an investment standpoint, are not advantageous and may result in substantial losses.

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

We anticipate that the CLO vehicles in which we invest may constitute PFICs. Because we acquire shares in PFICs, we may be subject to U.S. federal income tax on the portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the original earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

If we hold, directly or indirectly, more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually, indirectly or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of shares of all classes of stock of such corporation . If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities is generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to stockholders even if such income is greater than our aggregate net income actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions. U.S. federal income tax law generally permits RICs to carry forward net capital losses indefinitely. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.
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
If we fail to qualify as a RIC, and certain curative provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including net capital gains) at corporate rates. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders may be eligible to claim a dividend received deduction with respect to such dividend; and our non-corporate shareholders may generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

The remainder of this discussion assumes that we will qualify as a RIC for each taxable year.
Taxation of U.S. Stockholders
Whether an investment in shares of our common stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our common stock by a U.S. stockholder may have adverse tax consequences. U.S. stockholders should consult their own tax advisors before making an investment in our common stock.

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is generally our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions, or, Qualifying Dividends, may be eligible for a maximum tax rate of 20%. Qualifying Dividends may also be subject to the 3.8% net investment income tax for applicable taxpayers. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently generally taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of a U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Capital gain dividends may also be subject to the 3.8% net investment income tax for applicable taxpayers. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our stockholders on December 31 of the year in which the distribution was declared.

We may distribute taxable distributions that are payable in cash or shares of our common stock at the election of each U.S. stockholder. Under certain applicable IRS guidance, distributions by publicly offered RICs that are payable in cash or in shares of stock at the election of stockholders are treated as taxable distributions. The IRS has published a revenue procedure indicating that this rule will apply where the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his, her or its entire distribution times the percentage limitation on cash available for distribution. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

If a U.S. stockholder has elected to participate in our dividend reinvestment plan, the U.S. stockholder will have all cash distributions automatically reinvested in additional shares of our common stock. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted tax basis in the additional shares of common stock purchased through the plan equal to the amount of the reinvested distribution. The additional shares of common stock will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the U.S. stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts, and estates, these expenses, referred to as miscellaneous itemized deductions, currently are not deductible (and beginning in 2026, will be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income), and are not deductible for AMT purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.

We or the applicable withholding agent will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year (but no later than 75 days after the end of each calendar year), a notice detailing the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain as well as such other information about us necessary for the preparation of our U.S. stockholders’ federal income tax returns. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding, from all distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

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

Taxation of Tax-Exempt U.S. Investors.

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. stockholder of the activities in which we are engaged or may engage in the future could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder generally should not be subject to U.S. taxation solely as a result of the stockholder’s ownership of shares of our common stock and receipt of dividends with respect to such shares. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. stockholder. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” as defined in the Code and dividends paid by us should not be treated as “unrelated debt-financed income” as defined in the Code solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of so-called

“blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt U.S. stockholders could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, that could result in a tax- exempt U.S. shareholders recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Stockholders

Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.

Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. withholding tax imposed at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. No withholding generally is required if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions were derived from sources specified in the Code for such dividends and (iii) certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be reported as eligible for this exemption from withholding.

If the distributions are effectively connected with the conduct of a trade or business of the Non-U.S. stockholder in the United States (and if an income tax treaty applies, such distributions are attributable to a permanent establishment maintained by the Non-U.S. Shareholder within the United States), we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale or other disposition of our common stock, will not be subject to U.S. withholding tax and generally will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with the conduct of a trade or business of the Non-U.S. stockholder in the United States (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States) or (ii) in the case of an Non-U.S. individual stockholder, the stockholder is present in the United States for a period or periods aggregating 183 days or more during the year of the sale or the receipt of the distributions or gains and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to the conduct of a trade or business of the Non-U.S. Stockholder in the United States may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

We must generally report to its Non-U.S. stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Information reporting requirements may apply even if no withholding was required because the distributions were effectively connected with the Non-U.S. stockholder’s conduct of a United States trade or business or withholding was reduced or eliminated by an applicable income tax treaty. This information also may be made available under a specific treaty or agreement with the tax authorities in the country in which the Non-U.S. stockholder resides or is established. Under U.S. federal income tax law, interest, dividends and other reportable payments may, under certain circumstances, be subject to “backup withholding” at the then applicable rate (currently 24%). Backup withholding, however, generally will not apply to distributions to a Non-U.S. stockholder, provided the Non-U.S. stockholder furnishes to us the required certification as to its non-U.S. status, such as by providing a valid IRS Form W-8BEN or IRS Form W-8BEN-E, or certain other requirements are met. Backup withholding is not an additional tax but can be credited against a Non-U.S. stockholder’s U.S. federal income tax, and may be refunded to the extent it results in an overpayment of tax and the appropriate information is timely supplied to the IRS.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions, or “FFIs” unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement, or “IGA” with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest and dividends, the U.S. Treasury Department has indicated in subsequent proposed regulations its intent to eliminate this requirement. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% owner that is a specified U.S. person or provides the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which they hold their shares, Non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes.

Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Important Tax Information

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

Risks Relating to Our Business and Structure
•A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
•Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors for quarter-end periods and by our Valuation Designee for intra-quarter periods and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.
•Because our business model depends to a significant extent upon the business relationships of our Adviser, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•The amount and timing of distributions are uncertain and distributions may be funded from the proceeds of future offerings and may represent a return of capital.
•We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.
•Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
Risks Relating to Our Adviser and Its Affiliates
•We will rely on our Adviser and its investment personnel for the selection of our assets and the monitoring of our investments.
•There are significant potential conflicts of interest which could adversely impact our investment returns.
•Our fee structure may induce our Adviser to cause us to borrow and make speculative investments.
Risks Relating to Our Investments
•Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•Investing in small and mid-sized companies involves a number of significant risks.
•An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.
•Defaults by our portfolio companies will harm our operating results.
•We generally will not control the portfolio companies in which we make debt investments.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in the companies in which we invest.
•Our portfolio companies may be highly leveraged.
•Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•The discontinuation of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio.
Risks Relating to Our Investments in CLOs
•Our investments in CLOs may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.
•Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on our payment obligations or fails to perform as we expect.

•CLOs typically will have no significant assets other than their underlying senior secured loans; payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.
•Our CLO investments will be exposed to leveraged credit risk.
•The payment of underlying portfolio manager fees and other charges on CLO investments could adversely impact our return on our CLO investments.
•The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans may adversely affect us.
•Our CLO investments are subject to prepayments and calls, increasing re-investment risk.
•We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.
Risks Relating to Economic Conditions
•Adverse economic conditions or increased competition for investment opportunities could delay deployment of our capital, reduce returns and result in losses.
•Economic recessions or downturns could impair a company in which we invest and harm our operating results.
•Changes in interest rates may adversely affect our cost of capital, net investment income and ability to borrow money.
Risks Relating to Our Offering and Our Common Stock
•If we conduct an offering and are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
•The shares sold in any offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in a future offering, you will have limited liquidity.
•Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, the terms of any such repurchases will be limited. As a result, you will have limited opportunities to sell your shares.
•The timing of our share repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.
•Our Distribution Reinvestment Plan will dilute the interest of those who do not opt-in.
Risks Relating to Debt Financing
•Our use of borrowed funds to make investments will expose us to risks typically associated with leverage.
•If we default under our Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.
Risks Relating to Business Development Companies
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•We may incur additional leverage.
U.S. Federal Income Tax Risks
•Legislative or other actions relating to taxes could have a negative effect on us.
•We may be subject to U.S. federal income tax if we fail to qualify as a RIC.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•You may receive shares of our common stock as distributions, which could result in adverse tax consequences to you.
•If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.
General Risk Factors
•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Inflation can adversely impact our cost of capital and the value of our portfolio investments.
•The prolonged Russian invasion of Ukraine and the resulting international response may have a material adverse impact on us and our portfolio companies.
•Until we raise sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses, our continued operations are dependent upon the New ELA entered into with the Adviser.

Risks Relating to Our Business and Structure

Except for the investments described in this annual report on Form 10-K, we have not identified specific investments that we will make with the proceeds of any future offering, and you will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock in any future offering.

Except for the investments described in this annual report on Form 10-K, neither we nor our Adviser has identified, made or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock in any future offering we may conduct. You must rely on our Adviser and our Board of Directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. Because investors are not able to evaluate our future investments in advance of purchasing shares of our common stock, other than those investments described in this annual report on Form 10-K, our offering may entail more risk than other types of offerings. This may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any future offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

For a significant time after the commencement of any future offering, a substantial portion of our distributions, if any, will result from expense waivers from our Adviser, which are subject to repayment by us, and may also consist, in whole or in part, of a return of capital. In addition, we may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, and borrowings. If we borrow money to fund cash distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Stockholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense waivers. Stockholders should also understand that our future repayments may reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.

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

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors for quarter-end periods and by our Valuation Designee (discussed below) for intra-quarter periods and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our Board of Directors. Since most of our investments will not be publicly-traded or actively traded on a secondary market, our Board of Directors will determine their fair value in good faith for quarter-end periods. The Adviser, designated by our Board of Directors as the valuation designee (the “Valuation Designee”) pursuant to Rule 2a-5 under the 1940 Act, will determine the fair value of our investments for intra-quarter periods.

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

The amount and timing of distributions are uncertain and distributions may be funded from the proceeds of future offerings and may represent a return of capital.

The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from offerings we may conduct in the future. We may fund distributions from the uninvested proceeds of any future public offerings and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. If we borrow money to fund distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Therefore, portions of the distributions that we pay may represent a return of your capital rather than a return on your investment, which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

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

We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of U.S. federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, source-of-income and asset-diversification requirements.

•The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “Business - Certain U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify as a RIC and thus become subject to U.S. federal income tax on our income imposed at corporate rates. See “Risks Relating to Debt Financing.”
•The source-of-income requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status or to meet the annual distribution requirement for any reason and are subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Our Board of Directors will have substantial discretion over the use of the proceeds of any future offering.

Our Board of Directors will have significant flexibility in investing the net proceeds of any future offering and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our offering.

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

Risks Relating to Our Adviser and Its Affiliates

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

Our portfolio investments will generally not be in publicly-traded securities. As a result, the value of these securities will not be readily available. We will value these securities at fair value as determined in good faith by our Board of Directors for quarter-end periods and by our Adviser as Valuation Designee for intra-quarter periods. In connection with that determination, investment professionals from our Adviser will prepare valuations based upon the most recent financial statements and projected financial results available from our investments. As required by Rule 2a-5, the Adviser has segregated our fair value determinations from our portfolio management such that our portfolio managers may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments. Despite this segregation of duties, the participation of our Adviser’s investment professionals in our valuation process may still result in a conflict of interest as our Adviser’s management fee is based, in part, on our gross assets.

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

Our directly originated loans and our investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Directly Originated Loans, Syndicated Senior Secured First Lien Loans, Syndicated Senior Secured Second Lien Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce its remedies.

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

The discontinuation of LIBOR, may adversely affect the value of floating-rate debt securities in our portfolio.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative. Overnight and 12-month US dollar LIBOR settings permanently ceased as of June 30, 2023. 1-, 3-, and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. There are challenges to converting certain securities and transactions to a new reference rate and neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

As an alternative to LIBOR, the Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with SOFR, a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities in the repurchase agreement market, which has been used increasingly on a voluntary basis in new instruments and transactions. On December 16, 2022, the Federal Reserve Board adopted regulations implementing the Adjustable Interest Rate (LIBOR) Act (enacted as part of the Consolidated Appropriations Act of 2022), which provides a statutory fallback mechanism to replace LIBOR, by identifying benchmark rates based on SOFR to replace LIBOR in certain financial contracts after June 30, 2023. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the reference rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

The CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. We believe that because CLO managers and other CLO market participants have been preparing for an eventual transition away from LIBOR, we do not anticipate such a transition to have a material impact on the liquidity or value of any of our LIBOR-referenced CLO investments. However, because the specific effects of the transition away from LIBOR cannot be determined with certainty as of the date of this filing, the transition away from LIBOR could:

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

In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear, even if certain statutory regimes may apply, e.g., the Adjustable Interest Rate (LIBOR) Act. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on our net investment income and portfolio returns. For example, many underlying corporate borrowers can elect to pay interest based on 1-month SOFR, 3-month SOFR and/or other rates in respect of the loans held by CLOs in which we are invested, in each case plus an applicable spread, whereas CLOs generally pay interest to holders of the CLO’s debt tranches based on 3-month SOFR plus a spread. The 3-month SOFR currently exceeds the 1-month SOFR, which may result in many underlying corporate borrowers electing to pay interest based on 1-month SOFR. This mismatch in the rate at which CLOs earn interest and the rate at which they pay interest on their debt tranches negatively impacts the cash flows on a CLO’s equity tranche, which may in turn adversely affect our cash flows and results of operations. Unless spreads are adjusted to account for such increases, these negative impacts may worsen as the amount by which the 3-month SOFR exceeds the 1-month SOFR increases.

The actual effects of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

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

The application of the risk retention rules under U.S. and EU law to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

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

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-

market CLOs. The agencies can request that the full court rehear the case, and if the full court agrees to rehear the case, there can be no assurance as to how long the court will take to issue its decision or whether the full court will reach the same ruling as that of the panel. The period for the federal agencies responsible for the Final U.S. Risk Retention Rules, or the “Applicable Agencies,” to petition for en banc review of the DC Circuit Ruling has expired and the Applicable Agencies have not filed a petition for certiorari requesting the case to be heard by the United States Supreme Court. Pending resolution of any such rehearing or appeal, the final rules continue to apply to asset managers of open-market CLOs. Since the Applicable Agencies have not successfully challenged the DC Circuit Ruling and the DC District Court has issued the above described order implementing the DC Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the Final U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide take other action with respect to such notes that is not otherwise permitted by the Final U.S. Risk Retention Rules.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the Final U.S. Risk Retention Rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the Final U.S. Risk Retention Rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the Final U.S. Risk Retention Rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the Final U.S. Risk Retention Rules and other factors.

In Europe, there has also been an increase in political and regulatory scrutiny of the securitization industry. Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 laying down a general framework for securitization and creating a specific framework for simple, transparent and standardized securitization (as amended from time to time and including any delegated or implementing legislation and any binding guidance adopted with respect thereto by the European supervisory authorities and/or the European Commission, the “EU Securitization Regulation”) became effective on January 1, 2019 and applies to all new “securitizations” (as defined therein) issued on or after January 1, 2019. The EU Securitization Regulation repealed and replaced the prior EU risk retention requirements with a single regime that applies to, broadly, European credit institutions and investment firms (and certain consolidated affiliates thereof, including those located in the United States), insurance and reinsurance companies, alternative investment fund managers (“AIFMs”) that manage and/or market their alternative investment funds in the EU, undertakings for collective investment in transferable securities regulated pursuant to EU Directive 2009/65/EC (“UCITS”) and the management companies thereof and, subject to some exceptions, institutions for occupational retirement provision (“IORPs”), each as set out in the EU Securitization Regulation (each, an “EU Affected Investor”).

On January 31, 2020, the United Kingdom ceased to be a member of the European Union and, following a transition period expiring on December 31, 2020, ceased to apply EU law and instead the bulk of EU law as in force on that day was transposed into UK domestic law subject to certain amendments. Regulation (EU) 2017/2402, as it forms part of UK domestic law by virtue of the European Union (Withdrawal) Act 2018 (the “EUWA”), and as amended by the Securitization (Amendment) (EU Exit) Regulations 2019 (as may be further amended from time to time and including any delegated or implementing legislation and any binding guidance adopted with respect thereto by the UK Financial Conduct Authority and/or the UK Prudential Regulation Authority, the “UK Securitization Regulation”) became applicable with respect to (a) insurance undertakings and reinsurance undertakings as defined in the FSMA; (b) occupational pension schemes as defined in the Pension Schemes Act 1993 that have their main administration in the UK, and certain fund managers of such schemes; (c) alternative investment fund managers as defined in the Alternative Investment Fund Managers Regulations 2013 which market or manage alternative investment funds in the UK; (d) UCITS as defined in the FSMA, which are authorized open ended investment companies as defined in the FSMA; (e) management companies as defined in the FSMA; and (f) credit institutions and investment firms (and certain consolidated affiliates thereof, including those located in the United States) as defined in Regulation (EU) No 575/2013 as it forms part of UK domestic law by virtue of the EUWA (each, a “UK Affected Investor”).

Failure to comply with the EU Securitization Regulation or the UK Securitization Regulation may subject EU Affected Investors or UK Affected Investors, as applicable, to a range of regulatory penalties including, for those investors who are subject to regulatory capital requirements, a punitive capital charge against their investment, or in the case of AIFMs or UCITS, a requirement to take corrective action as is in the best interest of their own investors.

The EU Securitization Regulation and the UK Securitization Regulation restrict each EU Affected Investor and each UK Affected Investor (as applicable) from investing in securitizations unless, broadly speaking and among other things: (a)(i) the originator, sponsor or original lender with respect to the relevant securitization will retain, on an on-going basis, a net economic interest of not less than 5% with respect to certain specified credit risk tranches or securitized exposures and (ii) the risk retention is disclosed to the investor in accordance with the EU Securitization Regulation or the UK Securitization Regulation (as applicable); and (b) such investor is able to demonstrate that it has undertaken certain due diligence with respect to various matters, including the risk characteristics of its investment position and the underlying assets, and that procedures are established for such activities to be monitored on an on-going basis. There are material differences between the EU Securitization Regulation and the UK Securitization Regulation on one hand and the prior EU risk retention requirements on the other, particularly with respect to transaction transparency, reporting and diligence requirements and the imposition of a direct compliance obligation on the “sponsor”, “originator” or “original lender” of a securitization where such entity is established in the EU/UK. The new EU and UK regimes are also beginning to diverge as the EU Securitization Regulation has recently been amended by Regulation (EU) 2021/557 while the UK Securitization Regulation remains in the form enacted. Such divergence is expected to continue.

CLOs issued in Europe are generally structured in compliance with both the EU Securitization Regulation and the UK Securitization Regulation so that prospective investors subject to such laws can invest in compliance with such requirements. To the extent a CLO is structured in compliance with the EU Securitization Regulation or the UK Securitization Regulation, our ability to invest in the residual tranches of such CLOs could be limited, or we could be required to hold our investment for the life of the CLO. If a CLO has not been structured to comply with the EU Securitization Regulation or the UK Securitization Regulation (which could be the case for CLOs issued in the United States or elsewhere outside of the EU and the UK), it will limit the ability of EU Affected Investors or UK Affected Investors (as applicable) to purchase CLO securities, which may adversely affect the price and liquidity of the securities (including the residual tranche) in the secondary market.

Risks Relating to Economic Conditions

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

Beginning with the second quarter of 2016, we commenced offers to allow you to submit your shares on a quarterly basis for repurchase pursuant to our share repurchase program at a price equal to the net offering price or net asset value per share, as applicable, in effect as of the date of such repurchase. However, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares repurchased during any calendar year to the number of shares we can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash (at the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares); (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in any quarter; and (3) to the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Our assets may be depleted to fulfill repurchases under our share repurchase program.

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

Risks Relating to Debt Financing

Our use of borrowed money will magnify the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

Through our wholly-owned financing subsidiary, Prospect Flexible Fund, Inc. (the “SPV”), we established a Credit Facility with RBC which we intend to use to make investments. The SPV is a wholly-owned subsidiary of the Company that was formed to facilitate the transactions under the Credit Facility. Under the terms of the Credit Facility, the SPV holds certain of the securities that would otherwise be owned by the Company to be used as the borrowing base and collateral under the Credit Facility. Income paid on these investments is distributed to the Company pursuant to a waterfall after taxes, fees, expenses, and debt service. The lenders under the Credit Facility have a security interest in the investments held by the SPV. Although these investments are owned by the SPV, because the SPV is a wholly-owned subsidiary of the Company, the Company is subject to all of the benefits and risks associated with the Credit Facility and the investments held by the SPV. Additionally, on September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders we, and therefore you, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to or Adviser.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $29.6 million in total assets, (ii) an average cost of funds of 6.26%, (iii) $8.6 million in debt outstanding and (iv) $14.7 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholder	(23.8)%	(13.7)%	(3.7)%	6.4%	16.5%

If we default under our Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.

In connection with our Credit Facility with RBC, a significant portion of our assets have been assigned to the SPV and pledged as collateral under the Credit Facility. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets and certain of the Company’s subsidiaries thereunder. In the event of a default under the Credit Facility, Senior Secured Revolving Credit Facility or any other future borrowing facility, our business could be adversely affected as we (through our SPV) may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Relating to Business Development Companies

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

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases,  then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risks Relating to Debt Financing.”

U.S. Federal Income Tax Risks

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA of 2022”). The IRA of 2022 created a new minimum tax on large corporations for tax years beginning after 2022, established a new excise tax on certain stock buybacks occurring after 2022, and granted additional funding to the Internal Revenue Service, amongst other things. Both the corporate minimum tax and the excise tax on stock buybacks in the IRA of 2022 contain specific carveouts so that neither tax is applicable to RICs. Accordingly, so long as we maintain our status as a RIC, we do not expect to become subject to these new taxes.

We may be subject to U.S. federal income tax if we fail to qualify as a RIC.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, source-of-income and asset-diversification requirements. See “Business - Certain U.S. Federal Income Tax Considerations.”

•The annual distribution requirement for a RIC generally will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. We will be subject to U.S. federal income tax imposed at corporate rates on any of our undistributed income or gain. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.

•The source-of-income requirement generally will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•The asset-diversification requirement will be satisfied if we meet certain asset-diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, (i) at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our total assets and we do not hold more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets can be invested in (a) the securities, other than U.S. government securities or securities of other RICs, of any one issuer, (b) the securities, other than securities of other RICs, of any two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (c) the securities of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify as a RIC for any reason and are subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Business - Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”
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

The CLO vehicles in which we will invest generally will constitute PFICs. Because we will acquire investments in PFICs, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such investments. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC tax treatment regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities in order to raise cash to make our required distributions. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Certain U.S. Federal Income Tax Considerations.”

General Risk Factors

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the level of structuring fees received, the interest or dividend rates payable on the debt or equity securities we hold, the default rate on debt securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, Russia’s recent military incursion into Ukraine, the response of the United States and other countries, and the potential for wider conflict, has increased volatility and uncertainty in the financial markets and may adversely affect the Company. Immediately following Russia’s invasion, the United States and other countries imposed wide-ranging economic sanctions on Russia, individual Russian citizens, and Russian banking entities and other businesses, including those in the energy sector. These unprecedented sanctions have been highly disruptive to the Russian economy and, given the interconnectedness of today’s global economy, could have broad and unforeseen macroeconomic implications. The ultimate nature, extent and duration of Russia’s military actions (including the potential for cyberattacks and espionage), and the response of state governments and businesses, cannot be predicted at this time. However, further escalation of the conflict could result in significant market disruptions, and negatively affect global supply chains, inflation and global growth. These and any related events could negatively impact our business, financial condition or results of operations.

Additionally, the Federal Reserve has raised interest rates multiple times since March 2022 and may continue to do so throughout the remainder of 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact the performance of the Company.

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

As of June 30, 2023, we have not raised sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses and have only been able to fund distributions to shareholders and pay a portion of our expenses through the New ELA entered into with the Adviser. The New ELA provides that the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement until June 30, 2024, to the extent that the payment of such fees would cause our operating expenses to exceed an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00%. We are currently seeking to raise capital through the Private Offering but, as of June 30, 2023, we have not sold any shares in the Private Offering.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the three months ended June 30, 2023, inflation in the United States has remained elevated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any variable rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. The Federal Reserve began raising interest rates in 2022 to combat inflation and restore price stability and rates may continue to rise in 2023. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

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

Item 3. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2023.

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

Prior Continuous Public Offering of Common Stock

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

As of June 30, 2023, 2,409,452 shares were outstanding.

Holders

Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 27, 2023:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	2,407,905
Class T Common Stock	37,500,000	—	—

As of September 27, 2023, we had 1,056 record holders of our common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan. Effective March 2, 2016, all shares of our common stock issued and outstanding at that time were automatically converted into an equal number of shares of Class A common stock.

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

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash. At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. Our Board of Directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased by applying the limitations on the number of shares to be repurchased, noted above. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the current net offering price or net asset value per share, as applicable, on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that you submit for repurchase. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you may not be able to dispose of your shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.

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

Completed Share Repurchases

Below is a summary of transactions with respect to shares of common stock during each tender offer during the fiscal years ended June 30, 2023, 2022 and 2021:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
Total for year ended June 30, 2023		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for year ended June 30, 2022		95,027			$774,034

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	May 10, 2021	23,665	11%	$8.50	201,149
Total for year ended June 30, 2021		101,025			$859,883

Recent Sales of Unregistered Securities

In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 5, 2022	July 29, 2022	8,457	$6.99
September 2, 2022	August 26, 2022	6,748	$6.99
October 7, 2022	September 30, 2022	7,528	$6.99
November 4, 2022	October 28, 2022	6,281	$6.65
December 2, 2022	November 25, 2022	5,918	$6.65
January 6, 2023	December 30, 2022	7,400	$6.65
February 3, 2023	January 27, 2023	5,949	$6.65
March 3, 2023	February 24, 2023	5,977	$6.23
April 7, 2023	March 31, 2023	7,187	$6.23
May 5, 2023	April 28, 2023	5,724	$6.23
June 2, 2023	May 26, 2023	5,672	$6.07
July 7, 2023	June 30, 2023	7,130	$6.07

On June 16, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $121,571. The tender offer was for cash at a price equal to the net asset value per share as of July 14, 2023. The Offer expired at 4:00 P.M., Eastern Time, on July 19, 2023, and a total of 287,908 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 19,962 Shares validly tendered and not withdrawn at a price equal to $6.09 per Share for an aggregate purchase price of approximately $121,571.

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

To maintain RIC tax treatment, we generally must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our recognized capital gain in excess of recognized capital loss for the one-year period ending on October 31 of the calendar year and (3) any ordinary income or capital gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business - Certain U.S. Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

The following tables reflect the cash distributions per share that were declared and paid on common stock by PFLOAT during the fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021, respectively:

Fiscal year 2023		Distributions
Record Date	Payment date	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
July 29, 2022	August 5, 2022	$0.05305	$126,365
August 26, 2022	September 2, 2022	0.04244	100,522
September 30, 2022	October 7, 2022	0.04720	112,104
October 28, 2022	November 4, 2022	0.03776	89,974
November 25, 2022	December 2, 2022	0.03580	84,685
December 30, 2022	January 6, 2023	0.04475	106,123
January 27, 2023	February 3, 2023	0.03580	85,162
February 24, 2023	March 3, 2023	0.03344	79,752
March 31, 2023	April 7, 2023	0.04180	99,949
April 28, 2023	May 5, 2023	0.03344	80,192
May 26, 2023	June 2, 2023	0.03260	78,362
June 30, 2023	July 7, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023			$1,141,387

Fiscal year 2022		Distributions
Record Date	Payment date	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
July 2, 9, 16, 23, and 30, 2021	August 4, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	September 1, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	October 1, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	December 3, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	January 7, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	February 4, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	March 4, 2022	0.04436	105,304
March 25, 2022(1)	April 1, 2022	0.04376	104,118
April 29, 2022(1)	May 6, 2022	0.05470	130,475
May 27, 2022(1)	June 3, 2022	0.04376	103,704
June 24, 2022(1)	July 1, 2022	0.04244	100,836
Total for the Year Ended June 30, 2022			$1,409,209

(1) Beginning March 2022, record dates are recorded as of the close of business at the last Friday of the end of the month.

Fiscal year 2021		Distributions
Record Date	Payment date	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
July 6, 10, 17, 24 and 31, 2020	August 7, 2020	$0.05895	$139,125
August 7, 14, 21 and 28, 2020	September 4, 2020	0.04716	111,326
September 4, 11, 18 and 25, 2020	October 2, 2020	0.05012	119,152
October 2, 9, 16, 23 and 30, 2020	November 6, 2020	0.06265	149,320
November 6, 13, 20 and 27, 2020	December 4, 2020	0.05012	119,146
December 4, 11, 18 and 25, 2020	January 4, 2021	0.05048	120,377
January 4, 8, 15, 22 and 29, 2021	February 5, 2021	0.06310	150,666
February 5, 12, 19 and 26, 2021	March 5, 2021	0.05048	120,099
March 5, 12, 19, and 26, 2021	April 2, 2021	0.05204	124,150
April 2, 9, 16, 23, and 30, 2021	May 7, 2021	0.06505	155,656
May 7, 14, 21, and 28, 2021	June 7, 2021	0.05204	123,767
June 4, 11, 18, and 25, 2021	July 2, 2021	0.05204	124,046
Total for the Year Ended June 30, 2021			$1,556,830

PFLOAT Distributions

While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is December 31 of each year. The information presented in this item is based on our tax year end for each period presented, unless otherwise specified.

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

On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% commencing with the first base management fee calculation that occurs thereafter, and (2) the Adviser will be entitled to receive an incentive fee, if any, under the Amended and Restated Advisory Agreement commencing with the first calendar quarter thereafter. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 15, 2023.

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

As of September 27, 2023, we have sold a total of 2,407,905 shares of common stock, including 457,861 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $31,947,301, including the reduction due to ($4,588,193) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months and twelve months ended June 30, 2023, there were no purchased investment securities (excluding short-term securities). During the three months ended June 30, 2023, there was a noncash restructured investment in the amount of $1,758,226. During the same three month and twelve month period ended June 30, 2023, sales and redemptions of investment securities, including noncash restructured investments, (excluding short-term securities) were $9,800,313 and $13,977,527, respectively, resulting in a total net portfolio decline of $(8,042,087) for the three months ended June 30, 2023 and a total net portfolio decline of $(12,219,301) for the year ended June 30, 2023.
Debt Issuances and Redemptions
During the three months and twelve months ended June 30, 2023, we paid down $6,877,000 and $11,900,000, respectively, on our Credit Facility (as defined herein) for a total of $8,600,000 outstanding on our credit facility as of June 30, 2023. See "Credit Facility".
Equity Issuances
As part of the distribution reinvestment plan, we issued 7,187, 5,724 and 5,672 shares of our common stock on April 7, 2023, May 5, 2023 and June 2, 2023, respectively.
Investments
Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on directly originating senior secured first lien loans and senior secured second lien loans and making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market.
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
As part of our investment objective to generate current income, we expect that at least 70% of our investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt. We expect that up to 30% of our investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as “high yield” or “junk”) and in limited circumstances, unrated, senior secured loans.
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
Portfolio and Investment Activity
During the three months and twelve months ended June 30, 2023, there were no purchased investment securities (excluding short-term securities). During the three months ended June 30, 2023, there was a noncash restructured investment in the amount of $1,758,226. During the same three month and twelve month period ended June 30, 2023, sales and redemptions of investment securities, including noncash restructured investments, (excluding short-term securities) were $9,800,313 and $13,977,527, respectively, resulting in a total net portfolio decline of $(8,042,087) for the three months ended June 30, 2023 and a total net portfolio decline of $(12,219,301) for the year ended June 30, 2023. As of June 30, 2023, our investment portfolio, with a total fair value of $21,915,187, consisted of interests in 43 investments (77% in senior secured loans, 1% in senior secured notes, 2% in equity/other and 20% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after June 30, 2023 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors”.
During the three months and twelve months ended June 30, 2022, we purchased investment securities (excluding short-term securities) of $1,470,000 and $13,696,250, respectively. During the same three month and twelve month period ended June 30, 2022, sales and redemptions of investment securities (excluding short-term securities) were $529,887 and $13,141,266, respectively, resulting in a total net portfolio growth of $940,113 and $554,984 for the three months and twelve months ended June 30, 2022, respectively. As of June 30, 2022, our investment portfolio, with a total fair value of $35,809,997, consisted of interests in 49 investments (82% in senior secured loans, 2% in senior secured notes, 2% in equity/other and 14% in CLO - subordinated notes).
Portfolio Holdings
As of June 30, 2023, our investment portfolio, with a total fair value of $21,915,187, consisted of interests in 19 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2023 and June 30, 2022:

	As of June 30, 2023			As of June 30, 2022
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%	507,496	511,464	1%
Equity/Other	670,383	478,096	2%	681,111	641,000	2%
Senior Secured Notes	752,867	271,899	1%	1,004,570	650,000	2%
Structured subordinated notes	5,764,411	4,386,757	20%	5,991,806	5,126,749	14%
Total	$25,391,631	$21,915,187	100%	$38,560,109	$35,809,997	100%

Number of portfolio companies	19			24
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	99%			98%
% Fixed Rate (based on fair value)(1)	1%			2%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	11%			7%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	10%			12%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	11%			8%
% Weighted Average Yield (based on cost) for the entire portfolio	10%			8%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,764,411	23%	$4,386,757	20%
Healthcare & Pharmaceuticals	2,942,734	12%	2,880,134	13%
Services: Consumer	3,004,329	12%	2,741,742	13%
Services: Business	2,647,846	10%	2,507,919	11%
Telecommunications	2,283,487	9%	2,324,213	11%
Wholesale	1,917,882	7%	1,662,469	8%
Media: Diversified and Production	1,758,303	7%	1,416,049	7%
Media: Broadcasting & Subscription	977,525	4%	971,690	4%
Beverage, Food & Tobacco	972,281	4%	920,151	4%
Consumer goods: Durable	703,653	3%	678,492	3%
Consumer goods: Non-Durable	997,560	4%	669,880	3%
Automotive	470,727	2%	470,696	2%
Financial	752,867	3%	271,899	1%
Retail	198,026	0%	13,096	0%
Total	$25,391,631	100%	$21,915,187	100%

	June 30, 2022
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,991,806	16%	$5,126,749	14%
Healthcare & Pharmaceuticals	3,966,383	10%	4,053,779	11%
Telecommunications	3,759,421	10%	3,616,257	10%
Services: Consumer	3,917,659	10%	3,614,230	10%
Services: Business	3,411,023	9%	3,272,314	9%
Beverage, Food & Tobacco	2,463,631	6%	2,385,703	7%
High Tech Industries	2,518,008	7%	2,378,482	7%
Media: Broadcasting & Subscription	1,995,000	5%	1,960,080	6%
Consumer goods: Durable	1,970,645	5%	1,911,603	5%
Wholesale	1,933,776	5%	1,760,222	5%
Media: Diversified and Production	1,971,758	5%	1,702,829	5%
Automotive	1,224,478	3%	1,217,087	3%
Consumer goods: Non-Durable	981,508	3%	914,067	3%
Banking, Finance, Insurance & Real Estate	734,193	2%	735,131	2%
Financial	1,004,570	3%	650,000	2%
Media: Advertising, Printing & Publishing	496,398	1%	501,250	1%
Retail	219,852	0%	10,214	0%
Total	$38,560,109	100%	$35,809,997	100%
As of June 30, 2023 and June 30, 2022, we did not “control” any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of June 30, 2023 and June 30, 2022:

	June 30, 2023				June 30, 2022
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	25,391,631	100%	21,915,187	100%	38,560,109	100%	35,809,997	100%
Total Investments	$25,391,631	100%	$21,915,187	100%	$38,560,109	100%	$35,809,997	100%

Net Asset Value
During the year ended June 30, 2023, our net asset value decreased by $(2,007,113), or $(0.93) per share, respectively. The decrease was primarily attributable to a decrease in net realized and net change in unrealized gains of $(1,575,259), or $(0.13) per weighted average share. For the year ended June 30, 2023, the decrease was primarily offset by $0.27 per share related to principal payments and the accelerated interest attributing to distributions being higher than that of our net investment income of $489,966 for the year ended June 30, 2023. The following table shows the calculation of net asset value per share as of June 30, 2023 and June 30, 2022.

	June 30, 2023	June 30, 2022
Net assets	$14,693,862	$16,700,975
Shares of common stock issued and outstanding	2,409,452	2,375,890
Net asset value per share	$6.10	$7.03
Results of Operations
Investment Income
For the years ended June 30, 2023, 2022 and 2021, we generated $3,290,629, $3,104,502 and $3,511,353, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the year ended June 30, 2023, investment income was higher due to rising interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 3 additional investments with an effective yield estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost.
For the years ended June 30, 2023, 2022 and 2021, PIK interest included in interest income totaled $19,781, $778 and $58,317, respectively. For the year ended June 30, 2023, PIK interest included in interest income was higher due to an amendment on an investment which now has partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $3,223,344, $2,969,303 and $4,025,027 for the years ended June 30, 2023, 2022 and 2021, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the years ended June 30, 2023, 2022 and 2021, respectively, were $422,681, $611,137 and $745,047. Base management fees were lower for the year ended June 30, 2023 due to the reduction in average total assets.
The interest and credit facility expense for the years ended June 30, 2023, 2022 and 2021, respectively, were $1,258,907, $648,025 and $569,181. The interest and credit facility expenses were higher for the year ended June 30, 2023, due to an increase in the interest rates and a change in the amortization maturity date which was partially offset by a reduction in the credit facility balance. During the years ended June 30, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 6.26% and 2.78%, respectively. For the years ended June 30, 2023, 2022 and 2021, average outstanding borrowings under the Credit Facility was $16,677,151, $20,880,822, and $21,000,000, respectively. The interest expense is monitored during our monthly reporting.
The offering costs for the years ended June 30, 2023, 2022 and 2021, respectively, were $4,585, $188,774 and $544,502. The offering costs for the year ended June 30, 2023 were lower due to an over-accrual that was adjusted when the invoice was received and because we reduced our costs associated with the Private Offering.

The legal expenses for the years ended June 30, 2023, 2022 and 2021, respectively, were $148,626, $99,961 and $337,823. The legal expenses for the year ended June 30, 2022 were lower due to a reduction in time incurred with external third party legal service providers. The legal expenses for the years ended June 30, 2023 and June 30, 2021 were higher due to additional costs associated with proxy filings.
The valuation services for the years ended June 30, 2023, 2022 and 2021, respectively, were $26,688, $46,823 and $114,847. The valuation costs for the year ended June 30, 2023 were lower due to leveraging the valuation services provided for co-investments.
The general and administrative expense for the years ended June 30, 2023, 2022 and 2021, respectively, were $65,942, $61,909 and $148,966. The general and administrative expense for the year ended June 30, 2021 were higher due to costs associated with proxy filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(422,681), $(611,137) and $(327,459) for the years ended June 30, 2023, 2022 and 2021, respectively.

Net Investment Income (Loss)
Our net investment income (loss) totaled $489,966, $746,336 and $(186,215) for the years ended June 30, 2023, 2022 and 2021, respectively. The net investment income for the year ended June 30, 2023 was lower due to an increase in credit facility expenses partially offset by increased interest income. The net investment income for the year ended June 30, 2022 were higher due to a decrease in amortization of offering costs, administrator costs and legal expenses.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2023, 2022 and 2021, respectively, we received proceeds from sales and repayments on unaffiliated investments of $12,219,301, $13,141,266 and $7,944,762, from which we realized losses of $(848,927), $0 and $(30,230), respectively. The realized losses for the year ended June 30, 2023 were higher due to recognized unrealized losses on the sale of portfolio investments in the amount of $653,369 and a realized loss due to an investment restructuring in the amount of $195,558.
Net Unrealized Gains/Losses on Investments

Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2023, 2022 and 2021, net change in unrealized gains (losses) totaled $(726,332), $(2,505,932) and $1,967,030, respectively. For the year ended June 30, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of June 30, 2023, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after June 30, 2024, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. As of June 30, 2023, we have not sold any shares in our Private Offering.
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

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsor and its affiliates have an aggregate financial net worth, exclusive of home, automobile and home furnishings, of 5% of the first $20,000,000 of both the gross amount of securities currently being offered and the gross amount of any originally issued direct participation program sold by our sponsor and its affiliates within the last 12 months, plus 1% of all amounts in excess of the first $20,000,000. Based on these requirements, our sponsor and its affiliates have an aggregate net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy.

For the years ended June 30, 2023, 2022 and 2021, our operating activities provided $17,149,447, $338,085 and $885,846 of cash, respectively. The change is primarily driven by an increase in a payable for an open trade and an increase in repayments and sales of investments during the year ended June 30, 2023. For the the years ended June 30, 2023, 2022 and 2021, operating activities included the purchases of investments totaling $0, $(13,696,250) and $(6,784,540), respectively, which was offset by the repayments and sales of portfolio investments of $12,219,301, $13,141,266 and $7,944,762, respectively. Financing activities (used) provided $(12,824,459), $(2,010,446) and $(1,348,579) of cash during the years ended June 30, 2023, 2022 and 2021, respectively, which included dividend payments of $(616,122), $(736,412) and $(752,836), respectively. For the years ended June 30, 2023, 2022 and 2021, we repaid $11,900,000, $500,000 and $0, respectively, under the credit facility.
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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the “Required Amount”) with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023. As of June 30, 2023, we were in compliance with the applicable covenants.

As of June 30, 2023 and June 30, 2022, we had $8,600,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of June 30, 2023 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $16,278,891 and $29,382,034, respectively, which represents 74% and 82% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of June 30, 2023 and June 30, 2022, cash balances of $61,833 and $1,323,809, respectively, were used as collateral for the Credit Facility. The fair value of the Credit Facility was $8,600,000 and is categorized as Level 2 under ASC 820 as of June 30, 2023. The fair value of the Credit Facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on September 27, 2023 and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2023 and ending September 27, 2023, the Company issued 18,415 shares pursuant to its distribution reinvestment plan in the amount of $112,006.
Investment Activity
During the period beginning July 1, 2023 and ending September 27, 2023, the Company sold five investments amounting to $3,578,217.
Repurchase Offer
On June 16, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $121,571. The tender offer was for cash at a price equal to the net asset value per share as of July 14, 2023. The Offer expired at 4:00 P.M., Eastern Time, on July 19, 2023, and a total of 287,908 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 19,962 Shares validly tendered and not withdrawn at a price equal to $6.09 per Share for an aggregate purchase price of approximately $121,571.
Credit Facility

On July 5, 2023, August 2, 2023 and September 18, 2023, we paid down $1,400,000, $1,300,000 and $700,000, respectively, on the Credit Facility. On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 27, 2023, there was no balance on the Credit Facility. As of September 27, 2023, the balance on the Senior Secured Revolving Credit Facility was $6,200,000.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the Commitment Termination Date of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus 2.5%.

During the period commencing on September 21, 2023 and ending on the earlier of the Commitment Termination Date or the date of termination of the revolving commitments under the Senior Secured Revolving Credit Facility, the Company will pay a commitment fee of 0.375% per annum (based on the immediately preceding quarter’s average usage) on the daily unused amount of the commitments then available thereunder.

In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times an asset coverage ratio not less than 150%.

The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.

The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by Prospect Flexible Funding, LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets and certain of the Company’s subsidiaries thereunder.

Distributions

On July 24, 2023, the Board of Directors declared distributions for the months of July 2023 and August 2023, respectively, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value for the third fiscal quarter ended March 31, 2023. The distributions have monthly record dates as of the close of business of the last Friday in July 2023 and August 2023, respectively, and equal a weekly amount of $0.00815 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
July 28, 2023	August 4, 2023	$0.03260
August 25, 2023	September 1, 2023	$0.03260

On September 25, 2023, the Board of Directors declared a distribution for the month of September 2023, which reflects a targeted annualized distribution rate of 7.0% based on the current net asset value for the fourth fiscal quarter ended June 30, 2023. The distribution has a monthly record date as of the close of business of the last Friday in September 2023 and equals a weekly amount of $0.00819 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
September 29, 2023	October 6, 2023	$0.04095

Continuous Pubic Offering

On September 13, 2023, we filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of our Class S, Class D and Class I common stock.

Distributions
General
We elected to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we generally must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our recognized capital gains in excess of recognized capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income or capital gains recognized but not distributed in preceding years and on which we paid no federal income tax.
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, we may retain sufficient amounts of our taxable income and capital gains such that we may be unable to avoid entirely the imposition of the tax. In that event, we will be subject to U.S. federal income tax imposed at corporate rates on any retained income, and we will also be liable for the U.S. federal excise tax but only on the amount by which we do not meet the foregoing distribution requirement.
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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2023, 2022 and 2021, allocation of overhead from the Administrator to the Company was $568,825, $671,707 and $868,062, respectively. During the years ended June 30, 2023, 2022 and 2021, $35,000, $45,000 and $15,000, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of June 30, 2023 and June 30, 2022, $868,634 and $356,125, respectively, was payable to the Administrator by the Company.
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
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2023, 2022 and 2021, PRIS incurred $0, $27,417 and $53,310, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2023 and June 30, 2022, $0, of expense is due to PRIS.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2023, 2022 and 2021, PSEC incurred $0, $550 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2023 and June 30, 2022, $0 of expense is due to PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2023, 2022 and 2021. The officers do not receive any direct compensation from the Company.

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

Expense Limitation Agreement with the Adviser
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $422,681, $611,137 and $144,073 for the years ended June 30, 2023, 2022 and 2021, respectively.
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

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange (the “Listing Anniversary”), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 15, 2023.

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
During the year ended June 30, 2023, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was $600,974 during the year ended June 30, 2021. During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, the base management fee was not waived by PFIM. During the year ended ended June 30, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2023 and June 30, 2022, the total base management fee due to PFIM was $0.
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
There were no incentive fees payable as of June 30, 2023 or June 30, 2022. During the years ended June 30, 2023, 2022 and 2021, there were no incentive fees incurred.

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
During the years ended June 30, 2023 and 2022, the total base management fee incurred by the Adviser was $422,681 and $611,137, respectively, which were waived by the Adviser. The total base management fee incurred by the Adviser was $144,073 for period from April 20, 2021 through June 30, 2021, which is the date the Investment Advisory Agreement was entered into with the Adviser through the year ended June 30, 2021. As of June 30, 2023 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.

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
There were no incentive fees payable as of June 30, 2023 or June 30, 2022. During the years ended June 30, 2023, 2022 and 2021, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019. As of June 30, 2023, our asset coverage ratio stood at 271% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
Fair value of Financial Instruments
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2023 and June 30, 2022, with a significant portion of our investments classified as Level 3.

Investments

We determine the fair value of our investments on a quarterly basis, with changes in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statement of Operations.

The Company applies the SEC’s Rule 2a-5 in determining fair value of its investments. Rule 2a-5 establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith.

Investments for which market quotations are readily available must be valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not readily available, we perform a multiple step valuation process with our investment professionals alongside our independent valuation firms. The independent valuation firms prepare valuations for each investment which are presented by the independent valuation firms to the Audit Committee of our Board of Directors. The Audit Committee makes a recommendation to the Board of Directors of the value for each investment and the Board of Directors approves the values with the input of the Adviser quarterly. For intra-quarter valuations, the Adviser as Valuation Designee takes the most recent quarterly valuations approved by the Board of Directors, calculates the estimated earnings per share for each investment in order to adjust the valuation of each investment for income that is expected to be realized and considers other factors that should be taken into account in order to adjust the valuations, including, market changes in expected returns for similar investments; performance improvement or deterioration which would change the margin added to the base interest rate charged; the nature and realizable value of any collateral; the issuer’s ability to make payments and its earnings and discounted cash flow; the markets in which the issuer does business; comparisons to publicly traded securities; and other relevant factors.

Management and the independent valuation firm may consider various factors in determining the fair value of our investments. One prominent factor is the enterprise value of a portfolio company determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. If relevant, management and the independent valuation firms will consider the pricing indicated by external events such as a purchase or sale transaction to corroborate the valuation.

Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.

Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value (“EV”) waterfall, or asset recovery analysis. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets.

In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. Various risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment.

At June 30, 2023, $18,808,075, $478,096, $499,544 and $0, of our total investments were valued using the discounted cash flow, enterprise value waterfall, sensitivity analysis and market quotes, respectively, compared to $22,587,958, $641,000, $0 and $3,001,880, respectively, at June 30, 2022.

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
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. The economic effects of the ongoing conflict between Russia and Ukraine and the ensuing geopolitical uncertainty have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of June 30, 2023, 99% (based on fair value) of our investments paid variable interest rates and 1% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR rates. Interest on borrowings under the revolving credit facility is three-month SOFR plus 155 basis points with no minimum SOFR floor and an outstanding balance of $8,600,000 as of June 30, 2023.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2023:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$549,928	$258,000	$291,928
Up 200 basis points	$366,619	$172,000	$194,619
Up 100 basis points	$183,309	$86,000	$97,309
Down 100 basis points	$(183,309)	$(86,000)	$(97,309)
Down 200 basis points	$(366,619)	$(172,000)	$(194,619)
Down 300 basis points	$(549,928)	$(258,000)	$(291,928)

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

In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to our “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Fair value estimates.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Prospect Floating Rate and Alternative Income Fund, Inc.
New York, New York
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”), including the consolidated schedules of investments, as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2023 and 2022 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments

As described in Note 8 to the consolidated financial statements, the Company's consolidated investments at fair value were $21.9 million as of June 30, 2023. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments in portfolio companies and collateralized loan obligations (“CLO”), substantially all of which have been classified as level 3 investments in the fair value hierarchy. The Company’s determination of fair value for these level 3 investments involves valuation techniques as described in Notes 2 and 8 and requires management to make judgments on the utilization of inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from management, the Audit Committee and third-party valuation firms. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

We identified the valuation of level 3 investments as a critical audit matter. The principal considerations for our determination are the use of valuation approaches, including complex techniques to value these investments and the use of significant unobservable inputs, which are inherently uncertain and subjective, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples and market yields for portfolio companies, and discount rates for CLOs. Performing audit procedures to evaluate the reasonableness of management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the reasonableness of management’s fair value estimates and performing the following procedures for a selection of investments:
•assessing the appropriateness of valuation approaches, such as the market or income approach for portfolio companies, including discounted cash flow techniques for portfolio companies and CLOs;
•evaluating whether significant unobservable inputs used were reasonable including (a) historical or forecasted EBITDA multiples and market yields for portfolio companies, and (b) discount rates for CLOs;
•recalculating the fair value estimates for portfolio companies, including testing the completeness and accuracy of key data used in the valuations; and
•performing independent fair value calculations for CLOs from independently derived assumptions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.
New York, New York
September 27, 2023

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Assets	June 30, 2023	June 30, 2022

Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $25,391,631 and $38,560,109, respectively)	$21,915,187	$35,809,997
Total investments (Note 7 and 8)	21,915,187	35,809,997
Cash and cash equivalents	5,730,723	1,467,568
Restricted cash	61,833	—
Receivable for investments sold	1,361,436	—
Deferred financing costs (Note 10)	230,022	404,589
Interest receivable	169,695	216,257
Prepaid expenses and other assets	163,076	224,395
Receivable for repayments of portfolio investments	7,554	33,940
Total Assets	29,639,526	38,156,746

Liabilities
Revolving Credit Facility (Note 10)	8,600,000	20,500,000
Payable for open trade	4,997,938	—
Due to Administrator (Note 4)	868,634	356,125
Accrued audit and tax fees	169,400	128,140
Distributions payable	98,197	100,836
Interest payable	71,994	96,712
Accrued expenses	70,542	100,555
Accrued legal fees	68,959	168,468
Tax payable	—	4,935
Total Liabilities	14,945,664	21,455,771
Commitments and Contingencies (Note 9)	—	—
Net Assets	$14,693,862	$16,700,975

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,409,452 and 2,375,890 Class A shares issued and outstanding, respectively) (Note 3)	$2,410	$2,376
Paid-in capital in excess of par (Note 3 and Note 6)	24,924,606	25,188,341
Total distributable earnings (loss) (Note 6)	(10,233,154)	(8,489,742)
Net Assets	14,693,862	16,700,975
Net Asset Value Per Share (Note 11)	$6.10	$7.03

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended June 30,
	2023	2022	2021
Investment Income
Interest income from non-control/non-affiliate investments	$2,622,328	$2,276,546	$2,333,573
Interest income from structured credit securities	668,301	827,956	1,177,780
Total Investment Income	3,290,629	3,104,502	3,511,353

Operating Expenses
Interest expense and credit facility expenses (Note 10)	1,258,907	648,025	569,181
Administrator Costs (Note 4)	568,825	671,707	868,062
Base management fees (Note 4)	422,681	611,137	745,047
Audit and tax expense	305,533	291,127	347,571
Transfer agent’s fees and expenses	240,077	191,969	177,135
Insurance expense	181,480	152,936	171,893
Legal expense	148,626	99,961	337,823
General and administrative	65,942	61,909	148,966
Valuation services	26,688	46,823	114,847
Offering costs	4,585	188,774	544,502
Excise tax expense	—	4,935	—
Total Operating Expenses	3,223,344	2,969,303	4,025,027
Expense limitation payment (Note 4)	(422,681)	(611,137)	(327,459)
Total Net Operating Expenses	2,800,663	2,358,166	3,697,568
Net Investment Income (Loss)	489,966	746,336	(186,215)

Net Realized Losses and Net Change in Unrealized Gains (Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(848,927)	—	(30,230)
Net realized losses	(848,927)	—	(30,230)
Net change in unrealized (losses) gains:
Affiliate investments	—	—	(314,631)
Non-control/non-affiliate investments	(726,332)	(2,505,932)	2,281,661
Net change in unrealized (losses) gains	(726,332)	(2,505,932)	1,967,030
Net Realized Losses and Net Change in Unrealized (Losses) Gains on Investments	(1,575,259)	(2,505,932)	1,936,800
Net (Decrease)/Increase in Net Assets Resulting from Operations	$(1,085,293)	$(1,759,596)	$1,750,585
Net decrease in net assets resulting from operations per share (Note 11)(1)	$(0.45)	$(0.74)	$0.74
Distributions declared per share	$0.48	$0.59	$0.65

(1) For the years ended June 30, 2023, 2022 and 2021, the average common shares outstanding were 2,383,649, 2,380,229 and 2,377,461, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net decrease in net assets resulting from operations
Net investment income	—	—	—	489,966	489,966
Net realized losses on investments	—	—	—	(848,927)	(848,927)
Net change in unrealized losses on investments	—	—	—	(726,332)	(726,332)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(813,948)	(813,948)
Return of capital distributions	—	—	(327,439)	—	(327,439)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	78,814	79	527,825	—	527,904
Repurchase of common shares (Note 3)	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 6)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the year ended June 30, 2023	33,562	34	(263,735)	(1,743,412)	(2,007,113)
Balance as of June 30, 2023	2,409,452	$2,410	$24,924,606	$(10,233,154)	$14,693,862

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Year Ended June 30, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net increase in net assets resulting from operations
Net investment income	—	—	—	746,336	746,336
Net change in unrealized losses on investments	—	—	—	(2,505,932)	(2,505,932)
Distributions to Shareholders (Note 5)(1)
Distributions from earnings	—	—	—	(1,005,988)	(1,005,988)
Return of capital distributions	—	—	(403,221)	—	(403,221)
Capital Transactions
Shares issued through reinvestment of distributions	84,860	85	695,922	—	696,007
Repurchase of common shares	(95,027)	(95)	(773,939)	—	(774,034)
Tax Reclassification of Net Assets (Note 6)	—	—	318,847	(318,847)	—
Total Increase (Decrease) for the year ended June 30, 2022	(10,167)	(10)	(162,391)	(3,084,431)	(3,246,832)
Balance as of June 30, 2022	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Common Stock
For the Year Ended June 30, 2021	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2020(1)	2,363,011	$2,363	$27,133,582	$(7,577,545)	$19,558,400
Net increase in net assets resulting from operations
Net investment income	—	—	—	(186,215)	(186,215)
Net realized losses on investments	—	—	—	(30,230)	(30,230)
Net change in unrealized losses on investments	—	—	—	1,967,030	1,967,030
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(350,405)	(350,405)
Return of capital distributions	—	—	(1,206,425)	—	(1,206,425)
Capital Transactions
Shares issued	31,133	31	280,969		281,000
Commissions and fees on shares sold	—	—	(16,860)		(16,860)
Shares issued through reinvestment of distributions	92,938	94	791,301	—	791,395
Repurchase of common shares	(101,025)	(102)	(859,781)	—	(859,883)
Tax Reclassification of Net Assets (Note 6)	—	—	(772,054)	772,054	—
Total Increase (Decrease) for the year ended June 30, 2021	23,046	23	(1,782,850)	2,172,234	389,407
Balance as of June 30, 2021	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023

	Year Ended June 30,
	2023	2022	2021
Cash flows from operating activities:
Net (decrease)/increase in net assets resulting from operations	$(1,085,293)	$(1,759,596)	$1,750,585
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	—	188,774	544,502
Purchases of investments	—	(13,696,250)	(6,784,540)
Repayments and sales of portfolio investments	12,219,301	13,141,266	7,944,762
Net change in unrealized losses (gains) on investments	726,332	2,505,932	(1,967,030)
Net realized losses on investments	848,927	—	30,230
Amortization of premiums (accretion of purchase discounts) on investments, net	120,098	82,143	(343,712)
Deferred financing costs	(47,987)	—	—
Amortization of deferred financing costs	222,554	58,787	58,787
Payment-in-kind interest	(19,781)	(778)	(58,317)
Settlement of Treasury Bills	(67)	—	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	(1,361,436)	—	381,075
Receivable for repayments of portfolio investments	26,386	(24,350)	(9,590)
Interest receivable	46,562	(147,507)	(4,200)
Deferred offering costs	—	(188,774)	(263,299)
Prepaid expenses and other assets	61,319	161,801	(599)
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	—	(44,223)	44,223
Payable for open trades	4,997,938	—	—
Accrued expenses	(30,013)	8,684	63,542
Accrued legal fees	(99,509)	96,283	24,444
Accrued audit fees	41,260	(31,860)	(18,550)
Due to Administrator (Note 4)	512,509	(22,195)	248,436
Payable for investments purchased	—	—	(690,000)
Due to Affiliates (Note 4)	—	(37,248)	(57,727)
Interest payable	(24,718)	42,261	(7,176)
Tax payable	(4,935)	4,935	—
Net cash provided by operating activities	17,149,447	338,085	885,846
Cash flows from financing activities:
Gross proceeds from shares issued (Note 3)	—	—	281,000
Commissions and fees on shares issued	—	—	(16,860)
Distributions paid to stockholders	(616,122)	(736,412)	(752,836)
Repurchase of common shares	(308,337)	(774,034)	(859,883)
Repayments under Revolving Credit Facility (Note 10)	(11,900,000)	(500,000)	—
Net cash used in financing activities	(12,824,459)	(2,010,446)	(1,348,579)
Net increase in cash, cash equivalents and restricted cash	4,324,988	(1,672,361)	(462,733)
Cash, cash equivalents and restricted cash at beginning of year	1,467,568	3,139,929	3,602,662
Cash, cash equivalents and restricted cash at end of year	$5,792,556	$1,467,568	$3,139,929
Supplemental disclosures:
Cash paid for interest	$1,061,071	$546,976	$517,570
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$527,904	$696,007	$791,395

Beginning of the year
Cash and cash equivalents	$1,467,568	$3,139,929	$3,602,662
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of year	$1,467,568	$3,139,929	$3,602,662

End of the year
Cash and cash equivalents	$5,730,723	$1,467,568	$3,139,929
Restricted cash	61,833	—	—
Cash, cash equivalents and restricted cash at end of year	$5,792,556	$1,467,568	$3,139,929
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023

						June 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(f)(h)(j)	Telecommunications	7/31/2019	3ML+4.50% (10.23%)	1.00	11/1/2024	$1,918,782	$1,871,317	$1,918,782	13.06%
BCPE North Star US Holdco 2, Inc.(f)(h)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (9.54%)	0.75	6/9/2028	972,470	972,281	920,151	6.26%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/18/2023	6M SOFR+6.75% (12.51%)	1.00	7/31/2026	725,238	723,343	499,544	3.40%
DRI Holding Inc(f)(h)	Media: Broadcasting & Subscription	12/16/2021	1ML SOFR+5.25% (10.45%)	0.50	12/21/2028	977,525	977,525	971,690	6.61%
DTI Holdco, Inc.(f)(h)	Services: Business	4/21/2022	3M SOFR+4.75% (9.80%)	0.75	4/26/2029	740,634	727,834	710,099	4.83%
First Brands Group(f)(h)	Automotive	3/24/2021	6M SOFR+5.00% (10.25%)	1.00	3/30/2027	473,788	470,727	470,696	3.20%
PetVet Care Centers, LLC(f)(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (8.69%)	0.75	2/14/2025	475,805	475,174	467,003	3.18%
RC Buyer, Inc.(f)(h)	Consumer goods: Durable	7/27/2021	3M SOFR + 3.50% (9.00%)	0.75	7/28/2028	705,000	703,653	678,492	4.62%
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)(f)(h)	Services: Business	4/2/2019	3ML+5.50% (10.80%)	1.00	12/20/2024	1,920,012	1,920,012	1,797,820	12.24%
Rising Tide Holdings, Inc.(f)(h)(o)	Consumer goods: Non-Durable	5/26/2021	3M SOFR + 1.00% Cash, 3M SOFR+ 3.75% PIK (10.26%)	0.75	6/1/2028	1,004,619	997,560	669,880	4.56%
Sorenson Communications, LLC(f)(h)	Services: Consumer	3/12/2021	1ML+5.50% (10.69%)	0.75	3/17/2026	1,063,719	1,055,986	1,062,278	7.23%
Staples, Inc.(f)(i)(j)	Wholesale	11/18/2019	3ML+5.00% (10.30%)	—	4/16/2026	1,929,648	1,917,882	1,662,469	11.31%
Upstream Newco, Inc.(f)(h)	Services: Consumer	7/22/2021	3M SOFR+4.25% (9.75%)	—	11/20/2026	1,225,000	1,225,000	1,179,920	8.03%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(f)(h)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.45%)	—	11/29/2025	422,120	412,170	405,431	2.76%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(f)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (10.98%)	—	10/1/2025	2,012,571	1,995,203	1,948,131	13.26%
Total Senior Secured Loans-First Lien							$16,445,667	$15,362,386	104.55%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/5/2023	3M SOFR+5.00% (10.24%)	1.00	10/1/2027	$1,764,000	$1,758,303	$1,416,049	9.64%
Total Senior Secured Loans-Second Lien							$1,758,303	$1,416,049	9.64%

Senior Secured Notes (a)(h)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$752,867	$271,899	1.85%
Total Senior Secured Notes							$752,867	$271,899	1.85%

Structured Subordinated Notes (a)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	26.91%	N/A	10/20/2030	$250,000	$166,533	$163,123	1.11%
Apidos CLO XXVI	Structured Finance	7/25/2019	12.85%	N/A	7/18/2029	250,000	188,599	164,613	1.12%
California CLO IX, Ltd.	Structured Finance	12/13/2019	24.51%	N/A	7/16/2032	500,000	265,278	240,926	1.64%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	13.21%	N/A	7/15/2030	250,000	174,426	154,469	1.05%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	5.14%	N/A	1/22/2030	500,000	422,204	319,644	2.18%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	12.16%	N/A	7/24/2030	250,000	174,231	126,513	0.86%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	167,080	116,952	0.80%
Madison Park Funding XIII, Ltd.(m)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	133,019	110,817	0.75%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	19.33%	N/A	10/22/2030	250,000	189,166	152,446	1.04%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023

						June 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	401,984	231,504	1.58%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	11.77%	N/A	7/19/2030	$500,000	$283,882	$244,193	1.66%
Octagon Investment Partners XXI,Ltd.(j)	Structured Finance	1/6/2016	18.87%	N/A	2/14/2031	387,538	241,912	188,503	1.28%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	3.12%	N/A	3/17/2030	475,000	354,696	284,479	1.94%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	13.52%	N/A	7/20/2030	250,000	148,955	138,013	0.94%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	19.80%	N/A	4/15/2031	500,000	380,983	320,718	2.18%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	22.80%	N/A	10/21/2030	250,000	204,843	196,987	1.34%
OZLM XII, Ltd. (m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	697,068	456,140	3.10%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	15.65%	N/A	10/23/2031	150,000	61,100	45,533	0.31%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	3.39%	N/A	1/21/2031	250,000	190,013	144,187	0.98%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	103,140	0.70%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	19.40%	N/A	10/15/2031	250,000	217,261	196,420	1.34%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	0.49%	N/A	10/15/2030	278,312	164,330	121,672	0.83%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	10.97%	N/A	1/21/2031	250,000	190,279	165,765	1.13%
Total Structured Subordinated Notes							$5,764,411	$4,386,757	29.85%

Equity/Other(a)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$465,000	3.16%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	13,096	0.09%
Total Equity/Other							$670,383	$478,096	3.25%

Total Portfolio Investments							$25,391,631	$21,915,187	149.14%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2023, 17% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2023. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML") and three-month ("3ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The one-month ("1M SOFR"), three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(f) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at June 30, 2023 and June 30, 2022 were $16,278,891 and $29,382,034, respectively, representing 74% and 82% of our total investments, respectively.
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
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the year ended June 30, 2023 .

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(o)     The interest rate on these investments, excluding those on non-accrual, contains a paid in kind ("PIK") provision, whereby the issuer has either the option of the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the the year ended June 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Rising Tide Holdings, Inc. - First Lien Term Loan	3.75%	—%	3.75%
Shutterfly Finance, LLC - Second Lien Term Loan	—%	4.00%	4.00%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”, “PFLOAT”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the "Securities Act"), that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC (“TPS”) terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (“PCS”) as the Company’s dealer manager for the Company’s offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the “Private Offering”) on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering.

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

On April 20, 2021, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaced our prior investment advisory agreement, dated March 31, 2019 (the “Former Investment Advisory Agreement”), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the “Amended and

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
Restated Advisory Agreement”) to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not “interested persons” (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser are as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 15, 2023. See “Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement” for additional information.
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
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2023. (See Note 6 for further discussion.)
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions, has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company has restrictions on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 10). Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of June 30, 2023 and June 30, 2022, cash equivalents were $4,997,938 and $0, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for open trades in the Consolidated Statements of Assets and Liabilities. As of June 30, 2023, we have no assets going through foreclosure.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
Investment Valuation. As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statements of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2023 and June 30, 2022, our qualifying assets as a percentage of total assets stood at 82.67% and 83.18%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2023 and June 30, 2022, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA (as such terms are defined in Note 4) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2023, 2022 and 2021, PIK interest included in interest income totaled $19,781, $778 and $58,317, respectively. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2023, the Company expects to have no excise tax due for the 2022 calendar year. As of June 30, 2023, the Company has accrued $0 of excise tax for this period. During the fiscal year ended June 30, 2022, the Company accrued $4,935 of excise tax and subsequently paid excise tax for the 2021 calendar year.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2023, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2019 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be not applicable.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2024, as updated by ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended June 30, 2023. The Company will adopt the above referenced optional expedients and exceptions in the quarter ended September 30, 2023 and adoption will not have a material impact on its consolidated financial statements.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act. Rule 2a-5 establishes a consistent, principles-based framework for boards of directors to use in creating their own specific processes in order to determine fair values in good faith. The effective date for compliance with Rule 2a-5 was September 8, 2022. Adoption of Rule 2a-5 did not have a significant impact on the Company’s financial statements and disclosures as our Board of Directors has chosen to continue to determine fair value in good faith for quarter-end periods. Our Board of Directors has designated the Adviser as Valuation Designee for intra-quarter periods.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the years ended June 30, 2023, 2022 and 2021:

	Year Ended June 30, 2023
	PFLOAT Class A Common Shares
	Shares	Amount
Shares issued through reinvestment of distributions	78,814	$527,904
Repurchase of common shares	(45,252)	(308,337)
Net (decrease)/increase from capital transactions	33,562	$219,567

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

	Year Ended June 30, 2022		Year Ended June 30, 2021
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	—	$—	31,133	$281,000
Shares issued through reinvestment of distributions	84,860	696,007	92,938	791,395
Repurchase of common shares	(95,027)	(774,034)	(101,025)	(859,883)
Net (decrease)/increase from capital transactions	(10,167)	$(78,027)	23,046	$212,512
Status of Prior Public Offering
The proceeds from the issuance of common stock pursuant to the Offering as presented on the accompanying Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows are presented net of selling commissions and dealer manager fees. The table above is presented gross of selling commissions and dealer manager fees for the years ended June 30, 2023, 2022 and 2021. On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) from capital transactions during the years ended June 30, 2023, 2022 and 2021 also includes reinvested stockholder distributions as noted in the tables above.
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
The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash. At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2023
December 31, 2022	November 7, 2022	23,434	11%	$6.65	$155,832
September 30, 2022	August 1, 2022	21,818	9%	$6.99	152,505
Total for the year ended June 30, 2023		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

Year ended June 30, 2021
September 30, 2020	July 22, 2020	28,786	44%	$8.25	$237,488
December 31, 2020	November 2, 2020	26,986	15%	$8.49	229,113
March 31, 2021	February 10, 2021	21,588	10%	$8.90	192,133
June 30, 2021	October 10, 2021	23,665	11%	$8.50	201,149
Total for the year ended June 30, 2021		101,025			$859,883

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the years ended June 30, 2023, 2022 and 2021, allocation of overhead from the Administrator to the Company was $568,825, $671,707 and $868,062, respectively. During the years ended June 30, 2023, 2022 and 2021, $35,000, $45,000 and $15,000, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of June 30, 2023 and June 30, 2022, $868,634 and $356,125, respectively, was payable to the Administrator by the Company.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
During the years ended June 30, 2023 and 2022,, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was $600,974 during the year ended June 30, 2021. During the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021, the base management fee was not waived by PFIM. During the year ended ended June 30, 2021, base management fees of $183,386 related to the three months ended September 30, 2020 were waived by PFIM. As of June 30, 2023 and June 30, 2022, the total base management fee due to PFIM was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
payable was equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses were not taken into account when determining capital gains incentive fees.
There were no incentive fees payable as of June 30, 2023 or June 30, 2022. During the years ended June 30, 2023, 2022 and 2021, there were no incentive fees incurred.

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
During the years ended June 30, 2023 and 2022, the total base management fee incurred by the Adviser was $422,681,$611,137, respectively, which were waived by the Adviser. The total base management fee incurred by the Adviser was $144,073 for period from April 20, 2021 through June 30, 2021, which is the date the Investment Advisory Agreement was entered into with the Adviser through the year ended June 30, 2021. As of June 30, 2023 and June 30, 2022, the total base management fee due to the Adviser after the waiver was $0.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
There were no incentive fees payable as of June 30, 2023 or June 30, 2022. During the years ended June 30, 2023, 2022 and 2021, there were no incentive fees incurred.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
Allocation of Expenses
The cost of valuation services for CLOs is initially borne by PRIS, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2023, 2022 and 2021, PRIS incurred $0, $27,417 and $53,310, respectively, in expenses related to valuation services that are attributable to the Company. The Company reimburses PRIS for these expenses and includes them as part of Valuation services on the Consolidated Statements of Operations. As of June 30, 2023 and June 30, 2022, $0 of expense is due to PRIS.
The cost of filing software and general ledger expenses are initially borne by PSEC, which then allocates to the Company its proportional share of such expense. During the years ended June 30, 2023, 2022 and 2021, PSEC incurred $0, $550 and $6,779, respectively, in expenses related to the filing software and general ledger expenses that are attributable to the Company. The Company reimburses PSEC for these expenses and includes them as part of General and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2023 and June 30, 2022, $0 of expense is due to PSEC.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2023, 2022 and 2021. The officers do not receive any direct compensation from the Company.

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
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the years ended June 30, 2023 and 2022,, there were no base management fees incurred by PFIM. The total base management fee incurred by PFIM was $600,974 during the year ended June 30, 2021
Any amount waived pursuant to the Former ELA is subject to repayment to PFIM (a “Former ELA Reimbursement”) by us within the three years following the end of the quarter in which the waiver was made by PFIM. Although the Former ELA terminated effective February 17, 2021, PFIM maintains its right to repayment for any waiver it has made under the Former ELA, subject to the Repayment Limitations (discussed below).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
that in the case of any Former ELA Reimbursements, such payment shall be made no later than the date that is three years following the end of the quarter in which the applicable waiver was made by our Adviser.
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

Period Ended		Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2020	(1)	182,915	—	182,915	3.76%	7.00%	June 30, 2023
September 30, 2020		183,386	—	183,386	4.33%	7.00%	September 30, 2023
December 31, 2020		—	—	—	—%	—%	N/A
March 31, 2021		—	—	—	—%	—%	N/A
June 30, 2021		—	—	—	—%	—%	N/A
Total		$366,301		$366,301

(1)	No longer eligible to be repaid.

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

Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $422,681,$611,137 and $144,073 for the years ended June 30, 2023, 2022 and 2021, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
Total	$1,177,891		$1,177,891

Dealer Manager Agreement

The Company and its Adviser entered into a dealer manager agreement, as amended, with TPS, which terminated effective February 19, 2021 in accordance with its terms in connection with the termination of the Company's continuous public offering of its common stock. TPS ceased serving as the Company's dealer manager effective as of such date. Pursuant to the terms of this dealer manager agreement, the Company would pay the dealer manager a fee of up to 9% of gross proceeds raised in the Company's offering, some of which would be re-allowed to other participating broker-dealers. In addition to the upfront selling commissions and dealer manager fees, PFIM could pay TPS a fee (the "Additional Selling Commissions") equal to no more than 1.0% of the net asset value per share per year. TPS would reallow all or a portion of the Additional Selling Commissions to participating broker-dealers. TPS is an affiliated entity of the Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”), and is partially owned by one of our former directors, Craig Faggen. For the years ended June 30, 2023, 2022 and 2021, there were no dealer manager related expenses incurred by the Company.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended June 30, 2023, 2022 and 2021:

	Distributions
For the Year Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
June 30, 2023
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,123
January 27, 2023	0.03580	85,162
February 24, 2023	0.03344	79,752
March 31, 2023	0.04180	99,949
April 28, 2023	0.03344	80,192
May 26, 2023	0.03260	78,362
June 30, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023		$1,141,387

	Distributions
For the Year Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
June 30, 2022
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	0.04436	105,304
March 25, 2022(1)	0.04376	104,118
April 29, 2022(1)	0.05470	130,475
May 27, 2022(1)	0.04376	103,704
June 24, 2022(1)	0.04244	100,836
Total for the Year Ended June 30, 2022		$1,409,209

(1) Beginning March 2022, record dates are recorded as of the close of business at the end of the month.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

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
During the years ended June 30, 2023, 2022 and 2021 the Company's officers and directors did not purchase any shares of our stock.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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

For the tax year ending December 31, 2023, the tax character of distributions paid to stockholders through June 30, 2023 is expected to be ordinary income and return of capital. However, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending December 31, 2023.

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

The Company's cost basis of investments as of June 30, 2023 for tax purposes was $24,297,629, resulting in an estimated net unrealized loss of $2,382,442. The gross unrealized gains and losses as of June 30, 2023 were $481,915 and $2,864,357, respectively. As of June 30, 2022, the cost basis of investments for tax purposes was $37,358,892, resulting in an estimated net unrealized loss of $1,548,895. As of June 30, 2022, the gross unrealized gains and losses were $811,407 and $2,360,302, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. . The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2022 and 2021.

	Tax Year Ended December 31, 2022		Tax Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(3,303,225)		$483,361
Net realized (gains) losses on investments	147,942		41,280
Net change in unrealized (gains) losses on investments	3,461,044		124,952
Other temporary book-to-tax differences	27,797		231,758
Permanent differences	155,829		318,847
Taxable income (loss) before deductions for distributions	$489,387	(1)	$1,200,198

(1)    Final determination of permanent difference will not be final until we file our return for the tax year ended December 31, 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2022 and December 31, 2021, we had capital loss carryforwards of $4,290,347 and $4,164,261, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

As of our most recent tax year ended December 31, 2022, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

Tax Year Ended December 31, 2022
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(4,290,347)

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $19,781 and $13,697,028 during the years ended June 30, 2023 and 2022, respectively. The original cost basis of debt investments and equity securities disposed from noncash restructured investments totaled $1,953,220 and $0 during the years ended June 30, 2023 and 2022, respectively. The new cost basis of debt investments and equity securities acquired from noncash restructured investments totaled $1,758,226 and $0 during the years ended June 30, 2023 and 2022, respectively. Debt repayments and considerations from sales of equity securities, excluding noncash restructured investments, of approximately $12,219,301 and $13,141,266 were received during the years ended June 30, 2023 and 2022, respectively. Debt repayments and considerations from sales of equity securities, including noncash restructured investments, of approximately $14,172,521 and $13,141,266 were received during the years ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and June 30, 2022, 97% and 96%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $21,165,192 and $34,508,783, respectively. As of June 30, 2023 and June 30, 2022, 94% of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $23,968,381 and $36,863,330, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and June 30, 2022:

	June 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%
Senior Secured Notes	752,867	271,899	1%
Structured Subordinated Notes	5,764,411	4,386,757	20%
Equity/Other	670,383	478,096	2%
Total Portfolio Investments	$25,391,631	$21,915,187	100%

	June 30, 2022
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$30,375,126	$28,880,784	81%
Senior Secured Loans-Second Lien	507,496	511,464	1%
Senior Secured Notes	1,004,570	650,000	2%
Structured Subordinated Notes	5,991,806	5,126,749	14%
Equity/Other	681,111	641,000	2%
Total Portfolio Investments	$38,560,109	$35,809,997	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,386,757	20%
Healthcare & Pharmaceuticals	2,880,134	13%
Services: Consumer	2,741,742	13%
Services: Business	2,507,919	11%
Telecommunications	2,324,213	11%
Wholesale	1,662,469	8%
Media: Diversified and Production	1,416,049	7%
Media: Broadcasting & Subscription	971,690	4%
Beverage, Food & Tobacco	920,151	4%
Consumer goods: Durable	678,492	3%
Consumer goods: Non-Durable	669,880	3%
Automotive	470,696	2%
Financial	271,899	1%
Retail	13,096	0%
Total	$21,915,187	100%

	June 30, 2022
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,126,749	14%
Healthcare & Pharmaceuticals	4,053,779	11%
Telecommunications	3,616,257	10%
Services: Consumer	3,614,230	10%
Services: Business	3,272,314	9%
Beverage, Food & Tobacco	2,385,703	7%
High Tech Industries	2,378,482	7%
Media: Broadcasting & Subscription	1,960,080	6%
Consumer goods: Durable	1,911,603	5%
Wholesale	1,760,222	5%
Media: Diversified and Production	1,702,829	5%
Automotive	1,217,087	3%
Consumer goods: Non-Durable	914,067	3%
Banking, Finance, Insurance & Real Estate	735,131	2%
Financial	650,000	2%
Media: Advertising, Printing & Publishing	501,250	1%
Retail	10,214	0%
Total	$35,809,997	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2023 and June 30, 2022, respectively:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$2,129,472	$13,232,914	$15,362,386
Senior Secured Loans-Second Lien	—	—	1,416,049	1,416,049
Senior Secured Notes	—	—	271,899	271,899
Structured Subordinated Notes	—	—	4,386,757	4,386,757
Equity/Other	—	—	478,096	478,096
Total Portfolio Investments	$—	$2,129,472	$19,785,715	$21,915,187

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,929,159	$19,951,625	$28,880,784
Senior Secured Loans-Second Lien	—	—	511,464	511,464
Senior Secured Notes	—	650,000	—	650,000
Structured Subordinated Notes	—	—	5,126,749	5,126,749
Equity/Other	—	—	641,000	641,000
Total Portfolio Investments	$—	$9,579,159	$26,230,838	$35,809,997

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
Changes in Valuation Techniques
During the year ended June 30, 2023, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and a take-out scenario, since market quotes were less active in the current period and it is highly likely the loan will be refinanced in full and repaid at par. As a result of this take-out scenario and an increase in the yield method price of the First Lien Term Loan, the fair value of our investment in Aventiv increased to $1,918,782 as of June 30, 2023, a premium of $47,465 from its amortized cost, compared to the $(63,864) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for CareerBuilder, LLC (“CareerBuilder”) for the First Lien Term Loan changed from solely using market quotes to solely using a Current Value Method (“CVM”), since market quotes were less active in the current period. As a result of a increase in the CVM price of the First Lien Term Loan, the fair value of our investment in CareerBuilder increased to $499,544 as of June 30, 2023, a discount of $(223,799) from its amortized cost, compared to the $(283,539) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for CURO Group Holdings Corp. (“CURO”) for the Senior Secured Note changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of an increase in the yield method price of the Senior Secured Note, the fair value of our investment in CURO decreased to $271,899 as of June 30, 2023, a discount of $(480,968) from its amortized cost, compared to the $(354,570) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco First Lien Term Loan decreased to $710,099 as of June 30, 2023, a discount of $(17,735) from its amortized cost, compared to the $24,441 unrealized appreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for First Brands Group ("First Brands”) for the First Lien Term Loan changed from solely using the yield method approach to using a combination of the yield method approach and market quotes, since market quotes were more active in the current period. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco First Lien Term Loan increased to $470,696 as of June 30, 2023, a discount of $(31) from its amortized cost, compared to the $(7,390) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC) (“Research Now”) for the First Lien Term Loan changed from solely using market quotes to using a combination of the yield method approach and market quotes, since market quotes were less active in the current period. As a result of an increase in the yield method price of the First Lien Term Loan, the fair value of our investment in Research Now increased to $1,797,820 as of June 30, 2023, a discount of $(122,192) from its amortized cost, compared to the $(163,150) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for Rising Tide Holdings, Inc. (“Rising Tide”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using the yield method approach, since market quotes were less active in the current period. As a result of widening market spreads and a decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Rising Tide decreased to $669,880 as of June 30, 2023, a discount of $(327,680) from its amortized cost, compared to the $(67,441) unrealized depreciation recorded at June 30, 2022.
During the year ended June 30, 2023, the valuation methodology for ViaPath Technologies (f/k/a Global Tel*Link Corporation) (“ViaPath”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to relying solely on the yield method approach, since market quotes were less active in the current period. As a result of tightened credit market spreads, the fair value of our investment in ViaPath increased to $405,431 as of June 30, 2023, a discount of $(6,739) from its amortized cost, compared to the $(79,300) unrealized depreciation recorded at June 30, 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2023 and June 30, 2022:

	June 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,942,734	$2,880,134	13%
Services: Consumer	3,004,329	2,741,742	13%
Services: Business	2,647,846	2,507,919	11%
Telecommunications	2,283,486	2,324,213	11%
All Other Industries	14,513,236	11,461,179	52%
Total	$25,391,631	$21,915,187	100%

	June 30, 2022
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$3,966,383	$4,053,779	11%
Services: Consumer	3,917,659	3,614,230	10%
Telecommunications	3,759,421	3,616,257	10%
All Other Industries	26,916,646	24,525,731	69%
Total	$38,560,109	$35,809,997	100%

As of June 30, 2023, investments in Tennessee, California and Connecticut comprised 12.0%, 10.9% and 10.3%, respectively, of our investments at fair value, with a cost of $2,698,856, $2,735,828 and $2,395,186, respectively, and a fair value of $2,626,623, $2,387,739 and $2,264,823, respectively. As of June 30, 2022 investments in Massachusetts, Tennessee and California comprised 11.6%, 10.9% and 10.2%, respectively, of our investments at fair value, with a cost of $4,451,784, $3,979,228 and $3,966,758, respectively, and a fair value of $4,138,704, $3,916,495 and $3,662,909, respectively.

The following is a reconciliation for the years ended June 30, 2023, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$—	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	(479,510)	—	—	—	—	(479,510)
Net change in unrealized gains (losses) on investments	204,870	(346,223)	(37,535)	(512,598)	(152,176)	(843,662)
Net realized and unrealized gains (losses) on investments	(274,640)	(346,223)	(37,535)	(512,598)	(152,176)	(1,323,172)
Purchases of investments	—	—	—	—	—	—
Restructuring of investments	(1,354,146)	1,758,226	—	—	—	404,080
Payment-in-kind interest	19,620	162	—	—	—	19,782
Accretion (amortization) of purchase discount and premium, net	68,218	5,762	(140)	(227,394)	—	(153,554)
Repayments and sales of portfolio investments	(10,557,477)	(513,342)	—	—	(10,728)	(11,081,547)
Transfers into Level 3(1)	8,222,655	—	309,574	—	—	8,532,229
Transfers out of Level 3(1)	(2,842,941)	—	—	—	—	(2,842,941)
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(1,857,956)	$(347,106)	$(37,535)	$(512,598)	$(152,176)	$(2,907,371)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2023, four of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. One of those loans was subsequently restructured into a second lien loan as a Level 3 investment. During the year ended June 30, 2023, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service. During the year ended June 30, 2023, one of our senior secured notes transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for this investment there was less observable inputs such as trades from independent pricing services.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

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

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2022, one of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the year ended June 30, 2022, two of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

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

	Affiliate Investments (5.00% to 24.99% voting control)
	Equity/Other	Total
Fair Value at June 30, 2020	$786,988	$786,988
Net realized gains on investments	—	—
Net change in unrealized gains (losses) on investments	215,912	215,912
Net realized and unrealized gains (losses) on investments	215,912	215,912
Transfers within Level 3(1)	(1,002,900)	(1,002,900)
Fair Value at June 30, 2021	$—	$—

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$—	$—

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$499,544	Sensitivity Analysis (Current Value Method)	Enterprise Values	4.00x	to	5.00x		5.00x
Senior Secured First Lien Debt	12,733,370	Discounted Cash Flow (Yield Analysis)	Market Yield	8.91%	to	20.07%		13.12%
Senior Secured Second Lien Debt	1,416,049	Discounted Cash Flow (Yield Analysis)	Market Yield	16.00%	to	16.70%		16.40%
Senior Secured Notes	271,899	Discounted Cash Flow (Yield Analysis)	Market Yield	33.96%	to	34.28%		34.12%
Equity/Other	478,096	Enterprise Value Waterfall (Market Approach)	EBITDA multiples	5.25x	to	9.25x		8.42x
Subordinated Structured Notes	4,386,757	Discounted Cash Flow	Discount Rate	8.35%	to	33.78%	(1)	24.04%	(1)
	$19,785,715
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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$2,490,416	Market quotes	Indicative dealer quotes	65.83%	to	95.08%		86.46%
Senior Secured First Lien Debt	17,461,209	Discounted Cash Flow (Yield Analysis)	Market Yield	7.59%	to	10.89%		9.36%
Senior Secured Second Lien Debt	511,464	Market quotes	Indicative dealer quotes	75.00%	to	100.50%		99.8%
Equity/Other	641,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiples	7.75x	to	8.75x		8.25x
Subordinated Structured Notes	5,126,749	Discounted Cash Flow	Discount Rate	7.02%	to	33.22%	(1)	20.04%	(1)
	$26,230,838
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
For the years ended June 30, 2023, 2022 and 2021, there were $0, $20,000 and $32,365 of structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the years ended June 30, 2023, 2022 and 2021, there were accelerated original issue discounts due to repayments of $9,966, $267,687 and $32,365, respectively included in interest income. For the years ended June 30, 2023, 2022 and 2021, there was early repayment income of $0, $60,276 and $0 included in interest income.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2023 and the level of each financial liability within the fair value hierarchy:

		Carrying Value	Fair Value	Level 1	Level 2	Level 3
The Revolving Credit Facility	(1)	8,600,000	8,600,000	—	8,600,000	—
		$8,600,000	$8,600,000	$—	$8,600,000	$—
(1)As of June 30, 2023, the fair value of the Revolving Credit Facility was $8,600,000, the balance outstanding, and is categorized as Level 2 under ASC 820. The fair value of the Revolving Credit Facility is equal to that of the carrying value since the Revolving Credit Facility bears a floating rate and re-prices to market frequently.
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

As of June 30, 2023 and June 30, 2022, there was no unfunded commitment made by the Company.
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

The Credit Facility matures on May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility is secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV has made certain customary

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
representations and warranties and is required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023. As of June 30, 2023, we were in compliance with the applicable covenants.

As of June 30, 2023 and June 30, 2022, we had $8,600,000 and $20,500,000, respectively, outstanding on our Credit Facility. As of June 30, 2023 and June 30, 2022, the investments used as collateral for the Credit Facility had an aggregate fair value of $16,278,891 and $29,382,034, respectively, which represents 74% and 82% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of June 30, 2023 and June 30, 2022, cash balances of $61,833 and $1,323,809, respectively, were used as collateral for the Credit Facility. The fair value of the Credit Facility was $8,600,000 and is categorized as Level 2 under ASC 820 as of June 30, 2023. The fair value of the Credit Facility is equal to its carrying value as the Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which are being amortized over the term of the facility. As of June 30, 2023 and June 30, 2022, $230,022 and $404,589, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the years ended June 30, 2023, 2022 and 2021, we recorded $1,258,907, $648,025 and $569,181 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

During the years ended June 30, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 6.26% and 2.78%, respectively. For the years ended June 30, 2023, 2022 and 2021, average outstanding borrowings under the Credit Facility was $16,677,151, $20,880,822 and $21,000,000, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2023:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019(e)
Per Share Data(a):
Net asset value at beginning of year	$7.03	$8.36	$8.28	$9.88	$9.89
Net investment income (loss)	0.20	0.31	(0.08)	0.24	0.91
Net realized and unrealized (losses) gains on investments	(0.65)	(1.05)	0.82	(1.22)	(1.11)
Net increase (decrease) in net assets resulting from operations	(0.45)	(0.74)	0.74	(0.98)	(0.20)
Distributions(b)
Return of capital distributions(f)	(0.13)	(0.16)	(0.46)	(0.57)	(0.54)
Distributions from net investment income(f)	(0.35)	(0.43)	(0.19)	(0.15)	(0.03)
Total Distributions	(0.48)	(0.59)	(0.65)	(0.72)	(0.57)
Offering costs	—	—	—	—	0.61
Other (c)	—	—	(0.01)	0.10	0.15
Net asset value at end of year	$6.10	$7.03	$8.36	$8.28	$9.88
Total return based on net asset value (d)	(6.67)%	(9.60)%	9.03%	(10.13)%	7.52%

Supplemental Data:
Net assets at end of year	$14,693,862	$16,700,975	$19,947,807	$19,558,400	$23,410,715
Average net assets	$15,303,274	$18,912,658	$20,055,524	$21,234,189	$12,536,923
Average shares outstanding	2,383,649	2,380,229	2,377,461	2,366,005	1,297,582
Ratio to average net assets:
Total annual expenses	21.06%	15.70%	20.07%	16.41%	23.48%
Total annual expenses (after expense support agreement/expense limitation agreement)	18.30%	12.47%	18.44%	13.07%	9.11%
Net investment income (loss)	3.20%	3.95%	(0.93)%	2.67%	2.15%

Portfolio Turnover	—%	35.34%	17.83%	24.56%	93.42%

(a) Calculated based on average shares outstanding.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - June 30, 2023

	Year Ended	Year Ended
	June 30, 2018(e)	June 30, 2018(e)
	PWAY Class A	PWAY Class I
Per Share Data(a):
Net asset value at beginning of year	$13.53	$13.53
Net investment income	0.79	0.81
Net realized and unrealized losses on investments	(0.80)	(0.79)
Net (decrease) increase in net assets resulting from operations	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.62)	(0.62)
Distributions from net investment income	(0.24)	(0.24)
Total Distributions	(0.86)	(0.86)
Offering costs	—	—
Other (c)	0.05	0.04
Net asset value at end of year	$12.71	$12.73
Total return based on net asset value (d)	0.18%	0.33%

Supplemental Data:
Net assets at end of year	$7,933,028	$420,136
Average net assets	$8,314,166	$439,787
Average shares outstanding	622,683	32,914
Ratio to average net assets:
Total annual expenses	22.69%	22.43%
Total annual expenses (after expense support agreement/expense limitation agreement)	8.91%	8.73%
Net investment income	5.92%	6.04%

Portfolio Turnover	37.42%	37.42%

(a) Calculated based on average shares outstanding.
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

Information about our senior securities is shown in the following table since June 30, 2019. As of June 30, 2023 and June 30, 2022, our asset coverage ratio stood at 271% and 182%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2023, 2022 and 2021.

	Year Ended June 30,
	2023	2022	2021
Net decrease in net assets resulting from operations	$(1,085,293)	$(1,759,596)	$1,750,585
Average common shares outstanding	2,383,649	2,380,229	2,377,461
Net decrease in net assets resulting from operations per share	$(0.45)	$(0.74)	$0.74

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2023 and ending September 27, 2023, the Company issued 18,415 shares pursuant to its distribution reinvestment plan in the amount of $112,006.
Investment Activity
During the period beginning July 1, 2023 and ending September 27, 2023, the Company sold five investments amounting to $3,578,217.

Repurchase Offer
On June 16, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $121,571. The tender offer was for cash at a price equal to the net asset value per share as of July 14, 2023. The Offer expired at 4:00 P.M., Eastern Time, on July 19, 2023, and a total of 287,908 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased 19,962 Shares validly tendered and not withdrawn at a price equal to $6.09 per Share for an aggregate purchase price of approximately $121,571.
Credit Facility

On July 5, 2023, August 2, 2023 and September 18, 2023, we paid down $1,400,000, $1,300,000 and $700,000, respectively, on the Credit Facility. On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 27, 2023, there was no balance on the Credit Facility. As of September 27, 2023, the balance on the Senior Secured Revolving Credit Facility was $6,200,000.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the Commitment Termination Date of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The Company may elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus 2.5%.

During the period commencing on September 21, 2023 and ending on the earlier of the Commitment Termination Date or the date of termination of the revolving commitments under the Senior Secured Revolving Credit Facility, the Company will pay a commitment fee of 0.375% per annum (based on the immediately preceding quarter’s average usage) on the daily unused amount of the commitments then available thereunder.

In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times an asset coverage ratio not less than 150%.

The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, the Administrative Agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.

The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by Prospect Flexible Funding, LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets and certain of the Company’s subsidiaries thereunder.

Distributions

On July 24, 2023, the Board of Directors declared distributions for the months of July 2023 and August 2023, respectively, which reflect a targeted annualized distribution rate of 7.0% based on the current net asset value for the third fiscal quarter ended March 31, 2023. The distributions have monthly record dates as of the close of business of the last Friday in July 2023 and August 2023, respectively, and equal a weekly amount of $0.00815 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
July 28, 2023	August 4, 2023	$0.03260
August 25, 2023	September 1, 2023	$0.03260

On September 25, 2023, the Board of Directors declared a distribution for the month of September 2023, which reflects a targeted annualized distribution rate of 7.0% based on the current net asset value for the fourth fiscal quarter ended June 30, 2023. The distribution has a monthly record date as of the close of business of the last Friday in September 2023 and equals a weekly amount of $0.00819 per share of common stock. The distributions will be payable monthly to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
September 29, 2023	October 6, 2023	$0.04095

Continuous Public Offering

On September 13, 2023, we filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of our Class S, Class D and Class I common stock.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023 based on Internal Control—Integrated Framework (2013) issued by COSO.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022, a material weakness in our internal control over financial reporting existed as of June 30, 2022, relating to the operation of the management review control over the evaluation of collateralized loan obligations (“CLOs”), including management’s review procedures over the completeness and accuracy of the underlying data used in performing those review procedures. During the year ended June 30, 2023, we implemented the following controls to improve our internal control over financial reporting to address this material weakness:

•Enhanced existing controls that address the completeness and accuracy of underlying data used in the performance of management review controls over the valuation of CLOs; and

•Enhanced policies and procedures to retain adequate documentary evidence for certain management review controls over the valuation of CLOs, including precision of review and evidence of review procedures performed to demonstrate effective operation of such controls.

These enhanced controls resulted in an improved internal control environment that have been implemented for a sufficient length of time for management to conclude, through testing the design and operating effectiveness of these controls, that we have fully remediated the material weakness.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, BDO USA, P.C., as auditor of our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2023.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control

Other than the controls implemented to remediate the previously identified material weakness described above there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement.

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
3.7     Third Amended and Restated Bylaws(7)
3.8    Articles of Amendment(8)
3.9    Fourth Amended and Restated Bylaws(9)
10.1    Investment Advisory Agreement, and between Prospect Flexible Income Fund, Inc. and Prospect Capital Management
L.P.(10)
10.2    First Amended and Restated Investment Advisory Agreement, by and between Prospect Flexible Income Fund, Inc.

and Prospect Capital Management L.P.(11)
10.3     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(12)
10.3    Distribution Reinvestment Plan(13)
10.4    Amended and Restated Dealer Manager Agreement, by and between Prospect Flexible Income Fund, Inc. and Triton
Pacific Securities, LLC(14)
10.5     Senior Secured Revolving Credit Agreement, by and between Prospect Floating Rate and Alternative Income
Fund Inc. and Sumitomo Mitsui Banking Corporation *
10.6    First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect
Administration LLC(16)
10.7    Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity
Fund, Inc.(17)
10.8    Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway
Capital Opportunity Fund, Inc.(18)
10.9    License Agreement between the Registrant and Prospect Capital Investment Management, LLC(19)
10.10    Document Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank National Association *
10.11    Securities Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank Trust Company, National Association *
14    Amended Code of Ethics(20)
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
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 21, 2021.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed with the SEC on November 8, 2021.
(12)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2023.
(13)Incorporated by reference to Exhibit 2(e) to the Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on July 8, 2013

(14)Incorporated by reference to Exhibit 2(h) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 8, 2020.
(15)
(16)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2019.
(17)Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on August 13, 2018.
(18)Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226861) filed with the SEC on February 13, 2019.
(19)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 22, 2019.
(20)Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2023.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	September 27, 2023
September 27, 2023

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	September 27, 2023
September 27, 2023
/s/ EUGENE S. STARK
Eugene S. Stark
Director
September 27, 2023