Form 10-Q
period 2023-09-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2023-11-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 14, 2023 was 2,420,670.

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
•the impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, on our and our portfolio companies’ businesses and the global economy;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Consolidated Financial Statements

Assets	September 30, 2023	June 30, 2023
	(unaudited)	(audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $21,385,175 and $25,391,631, respectively) (Note 7 and 8)	$17,090,718	$21,915,187
Cash and cash equivalents	6,442,317	5,730,723
Restricted cash	—	61,833
Receivable for investments sold	1,160,781	1,361,436
Deferred financing costs (Note 10)	877,497	230,022
Interest receivable	141,253	169,695
Prepaid expenses and other assets	130,886	163,076
Deferred offering costs	129,153	—
Receivable for repayments of portfolio investments	—	7,554
Total Assets	25,972,605	29,639,526

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	6,200,000	—
Revolving Credit Facility (Note 10)	—	8,600,000
Payable for open trade	4,994,167	4,997,938
Due to Administrator (Note 4)	1,087,384	868,634
Accrued legal fees	303,366	68,959
Accrued audit fees	105,766	169,400
Distributions payable	98,612	98,197
Accrued expenses	73,089	70,542
Interest payable	3,397	71,994
Total Liabilities	12,865,781	14,945,664
Commitments and Contingencies (Note 9)	—	—
Net Assets	$13,106,824	$14,693,862

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,407,904 and 2,409,452 Class A shares issued and outstanding, respectively) (Note 3)	$2,408	$2,410
Paid-in capital in excess of par (Note 3 and Note 6)	24,659,990	24,924,606
Total distributable earnings (loss) (Note 6)	(11,555,574)	(10,233,154)
Net Assets	13,106,824	14,693,862
Net Asset Value Per Share (Note 11)	$5.44	$6.10

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Investment Income
Interest income from non-control/non-affiliate investments	$432,079	$606,873
Interest income from structured credit securities	113,037	188,640
Total Investment Income	545,116	795,513

Operating Expenses
Interest expense and credit facility expenses (Note 10)	290,213	269,258
Administrator Costs (Note 4)	223,750	60,582
General and administrative	97,518	57,602
Base management fees (Note 4)	83,359	112,434
Transfer agent’s fees and expenses	63,657	55,031
Insurance expense	32,191	60,989
Audit and tax expense	28,750	138,433
Legal expense	27,405	68,479
Valuation services	4,000	5,000
Offering costs	—	8,513
Total Operating Expenses	850,843	836,321
Expense limitation payment (Note 4)	(83,359)	(112,434)
Total Net Operating Expenses	767,484	723,887
Net Investment (Loss) Income	(222,368)	71,626

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(215,195)	—
Net realized losses	(215,195)	—
Net change in unrealized losses:
Non-control/non-affiliate investments	(818,013)	(588,941)
Net change in unrealized losses	(818,013)	(588,941)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(1,033,208)	(588,941)
Extinguishment of debt	(66,844)	—
Net Decrease in Net Assets Resulting from Operations	$(1,322,420)	$(517,315)
Net decrease in net assets resulting from operations per share (Note 11)(1)	$(0.55)	$(0.22)
Distributions declared per share	$0.11	$0.14
(1)For the the three months ended September 30, 2023 and 2022, the weighted average common shares outstanding were 2,404,057 and 2,375,375, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Three Months Ended September 30, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023	2,409,452	$2,410	$24,924,606	$(10,233,154)	$14,693,862
Net decrease in net assets resulting from operations
Net investment (loss)	—	—	—	(222,368)	(222,368)
Net realized (losses) on investments	—	—	—	(215,195)	(215,195)
Net realized (losses) on extinguishment of debt	—	—	—	(66,844)	(66,844)
Net change in unrealized losses on investments	—	—	—	(818,013)	(818,013)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(255,054)	—	(255,054)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	18,415	18	111,987	—	112,005
Repurchase of common shares (Note 3)	(19,963)	(20)	(121,549)	—	(121,569)
Total Increase (Decrease) for the three months ended September 30, 2023	(1,548)	(2)	(264,616)	(1,322,420)	(1,587,038)
Balance as of September 30, 2023	2,407,904	$2,408	$24,659,990	$(11,555,574)	$13,106,824

	Common Stock
For the Three Months Ended September 30, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net increase in net assets resulting from operations
Net investment income	—	—	—	71,626	71,626
Net change in unrealized losses on investments	—	—	—	(588,941)	(588,941)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(247,706)	(247,706)
Return of capital distributions	—	—	(91,282)	—	(91,282)
Capital Transactions
Shares issued through reinvestment of distributions	21,177	21	153,260	—	153,281
Repurchase of common shares	(21,818)	(22)	(152,483)	—	(152,505)
Total Increase (Decrease) for the three months ended September 30, 2022	(641)	(1)	(90,505)	(765,021)	(855,527)
Balance as of September 30, 2022	2,375,249	$2,375	$25,097,836	$(9,254,763)	$15,845,448

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,322,420)	$(517,315)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	—	8,513
Repayments and sales of portfolio investments	3,641,054	1,358,587
Net change in unrealized losses on investments	818,013	588,941
Net realized losses on investments	215,195	—
Net realized losses on extinguishment of debt	66,844	—
Amortization of premiums (accretion of purchase discounts) on investments, net	172,213	45,602
Amortization of deferred financing costs	170,443	14,818
Payment-in-kind interest	(21,994)	(162)
Settlement of Treasury Bills	(13)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	200,655	—
Receivable for repayments of portfolio investments	7,554	28,918
Interest receivable	28,442	73,932
Deferred offering costs (Note 5)	—	(8,513)
Prepaid expenses and other assets	32,190	6,326
Increase (Decrease) in operating liabilities
Payable for open trades	(3,771)	—
Accrued expenses	2,547	17,048
Accrued legal fees	105,254	(58,476)
Accrued audit fees	(63,634)	18,433
Due to Administrator (Note 5)	218,750	40,517
Interest payable	(68,597)	20,904
Tax payable	—	(4,935)
Net cash provided by operating activities	4,198,725	1,633,138
Cash flows from financing activities:
Distributions paid to stockholders	(142,633)	(174,441)
Repurchase of common shares	(121,569)	(152,505)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	6,200,000	—
Repayments under Revolving Credit Facility (Note 10)	(8,600,000)	(500,000)
Financing costs paid and deferred	(884,762)	—
Net cash used in financing activities	(3,548,964)	(826,946)
Net increase in cash, cash equivalents and restricted cash	649,761	806,192
Cash, cash equivalents and restricted cash at beginning of period	5,792,556	1,467,568
Cash, cash equivalents and restricted cash at end of period	$6,442,317	$2,273,760
Supplemental disclosures:
Cash paid for interest	$188,366	$233,536
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$112,005	$153,281
Unpaid deferred offering costs (Note 5)	$(129,153)	$—

Beginning of the period
Cash and cash equivalents	$5,730,723	$1,467,568
Restricted cash	61,833	—
Cash, cash equivalents and restricted cash at beginning of period	$5,792,556	$1,467,568

End of the period
Cash and cash equivalents	$6,442,317	$2,273,760
Restricted cash	—	—
Cash, cash equivalents and restricted cash at end of period	$6,442,317	$2,273,760
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2023
(Unaudited)

						September 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(h)(j)	Telecommunications	7/31/2019	6ML+4.50% (10.23%)	0.01	11/1/2024	$1,913,706	$1,873,189	$1,877,365	14.32%
BCPE North Star US Holdco 2, Inc.(h)	Beverage, Food & Tobacco	2/2/2022	1ML+4.00% (9.43%)	0.01	6/9/2028	969,997	967,059	938,763	7.15%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/18/2023	6M SOFR+6.75% (12.51%)	0.01	7/31/2026	725,238	721,772	331,071	2.53%
DRI Holding Inc.(h)	Media: Broadcasting & Subscription	12/16/2021	1M SOFR+5.25% (10.67%)	0.01	12/21/2028	975,051	972,914	975,050	7.44%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	3M SOFR+4.75% (10.12%)	0.01	4/26/2029	738,769	724,701	738,769	5.64%
Research Now Group, LLC & Dynata, LLC(h)	Services: Business	4/2/2019	3ML+5.50% (11.13%)	0.01	12/20/2024	1,914,932	1,914,045	1,642,677	12.53%
Sorenson Communications, LLC(h)	Services: Consumer	3/12/2021	1M SOFR+5.50% (10.93%)	0.01	3/17/2026	1,029,405	1,021,364	1,029,405	7.85%
Staples, Inc.(i)(j)	Wholesale	11/18/2019	3ML + 5.00% (10.63%)	—	4/16/2026	999,623	993,251	865,844	6.61%
ViaPath Technologies(h)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.77%)	—	11/29/2025	421,015	411,652	409,851	3.13%
Wellpath Holdings, Inc.(f/k/a CCS-CMGC Holdings, Inc.)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	1M SOFR + 5.50% (11.18%)	—	10/1/2025	2,007,303	1,990,793	1,960,162	14.96%
Total Senior Secured Loans-First Lien							$11,590,740	$10,768,957	82.16%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.39%) + PIK 4.00%	1.00	10/1/2027	$1,785,994	$1,777,299	$1,378,000	10.51%
Total Senior Secured Loans-Second Lien							$1,777,299	$1,378,000	10.51%

Senior Secured Notes (a)(f)(h)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$752,749	$290,152	2.21%
Total Senior Secured Notes							$752,749	$290,152	2.21%

Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	25.77%	N/A	10/20/2030	$250,000	$165,284	$159,726	1.22%
Apidos CLO XXVI	Structured Finance	7/25/2019	7.49%	N/A	7/18/2029	250,000	182,819	146,591	1.12%
California CLO IX, Ltd.	Structured Finance	12/13/2019	18.54%	N/A	7/16/2032	500,000	260,592	214,411	1.64%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	9.54%	N/A	7/15/2030	250,000	170,675	144,074	1.10%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	4.68%	N/A	1/22/2030	500,000	409,802	309,080	2.36%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	7.80%	N/A	7/24/2030	250,000	168,968	119,790	0.91%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	160,909	100,078	0.76%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	1.59%	N/A	4/22/2030	250,000	126,831	96,801	0.74%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	15.81%	N/A	10/22/2030	250,000	185,448	147,832	1.13%
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	388,254	170,442	1.30%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	9.83%	N/A	7/19/2030	500,000	275,894	$229,582	1.75%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	16.39%	N/A	2/14/2031	387,538	239,496	182,209	1.39%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	4.15%	N/A	3/17/2030	475,000	337,621	264,251	2.02%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	10.29%	N/A	7/20/2030	250,000	142,459	123,450	0.94%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	17.27%	N/A	4/15/2031	500,000	372,855	304,798	2.33%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	21.09%	N/A	10/21/2030	250,000	204,167	192,074	1.47%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)
(Unaudited)

						September 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
OZLM XII, Ltd.(m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	$275,000	$147,500	$—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	658,336	390,028	2.98%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	18.09%	N/A	10/23/2031	150,000	62,953	50,906	0.39%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	2.35%	N/A	1/21/2031	250,000	180,377	131,432	1.00%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	99,625	0.76%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	16.19%	N/A	10/15/2031	250,000	215,422	184,932	1.41%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	1.22%	N/A	10/15/2030	278,312	157,716	118,835	0.91%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	7.69%	N/A	1/21/2031	250,000	182,996	152,343	1.16%
Total Structured Subordinated Notes							$5,596,444	$4,033,290	30.79%

Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$568,500	4.34%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	9,519	0.07%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	42,300	0.32%
Total Equity/Other							$1,667,943	$620,319	4.73%

Total Portfolio Investments							$21,385,175	$17,090,718	130.40%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2023, 19% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2023. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML") and three-month ("3ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at September 30, 2023 was $17,090,718, representing 100% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Senior Secured Loans-First Lien	8/2/2019	$908,750
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2023 (Continued)
(Unaudited)

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
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the the three months ended September 30, 2023.

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at September 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(o)     The interest rate on these investments, excluding those on non-accrual, contains a paid in kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the the three months ended September 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023

						June 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(f)(h)(j)	Telecommunications	7/31/2019	3ML+4.50% (10.23%)	1.00	11/1/2024	$1,918,782	$1,871,317	$1,918,782	13.06%
BCPE North Star US Holdco 2, Inc.(f)(h)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (9.54%)	0.75	6/9/2028	972,470	972,281	920,151	6.26%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/18/2023	6M SOFR+6.75% (12.51%)	1.00	7/31/2026	725,238	723,343	499,544	3.40%
DRI Holding Inc(f)(h)	Media: Broadcasting & Subscription	12/16/2021	1ML SOFR+5.25% (10.45%)	0.50	12/21/2028	977,525	977,525	971,690	6.61%
DTI Holdco, Inc.(f)(h)	Services: Business	4/21/2022	3M SOFR+4.75% (9.80%)	0.75	4/26/2029	740,634	727,834	710,099	4.83%
First Brands Group(f)(h)	Automotive	3/24/2021	6M SOFR+5.00% (10.25%)	1.00	3/30/2027	473,788	470,727	470,696	3.20%
PetVet Care Centers, LLC(f)(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (8.69%)	0.75	2/14/2025	475,805	475,174	467,003	3.18%
RC Buyer, Inc.(f)(h)	Consumer goods: Durable	7/27/2021	3M SOFR+3.50% (9.00%)	0.75	7/28/2028	705,000	703,653	678,492	4.62%
Research Now Group, LLC (f/k/a Research Now Group, Inc.) and Dynata, LLC (f/k/a Survey Sampling International, LLC)(f)(h)	Services: Business	4/2/2019	3ML+5.50% (10.80%)	1.00	12/20/2024	1,920,012	1,920,012	1,797,820	12.24%
Rising Tide Holdings, Inc.(f)(h)(o)	Consumer goods: Non-Durable	5/26/2021	3M SOFR+1.00% (10.26%)	0.75	6/1/2028	1,004,619	997,560	669,880	4.56%
Sorenson Communications, LLC(f)(h)	Services: Consumer	3/12/2021	1ML + 5.50% (10.69%)	0.75	3/17/2026	1,063,719	1,055,986	1,062,278	7.23%
Staples, Inc.(f)(i)(j)	Wholesale	11/18/2019	3ML+5.00% (10.30%)	—	4/16/2026	1,929,648	1,917,882	1,662,469	11.31%
Upstream Newco, Inc.(f)(h)	Services: Consumer	7/22/2021	3M SOFR+4.25% (9.75%)	—	11/20/2026	1,225,000	1,225,000	1,179,920	8.03%
ViaPath Technologies (f/k/a Global Tel*Link Corporation)(f)(h)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.45%)	—	11/29/2025	422,120	412,170	405,431	2.76%
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)(f)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (10.98%)	—	10/1/2025	2,012,571	1,995,203	1,948,131	13.26%
Total Senior Secured Loans-First Lien							$16,445,667	$15,362,386	104.55%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/5/2023	10.24% ( PIK plus 5.00% cash)	1.00	10/1/2027	$1,764,000	$1,758,303	$1,416,049	9.64%
Total Senior Secured Loans-Second Lien							$1,758,303	$1,416,049	9.64%

Senior Secured Notes (a)(h)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$752,867	$271,899	1.85%
Total Senior Secured Notes							$752,867	$271,899	1.85%

Structured Subordinated Notes (a)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	26.91%	N/A	10/20/2030	$250,000	$166,533	$163,123	1.11%
Apidos CLO XXVI	Structured Finance	7/25/2019	12.85%	N/A	7/18/2029	250,000	188,599	164,613	1.12%
California CLO IX, Ltd.	Structured Finance	12/13/2019	24.51%	N/A	7/16/2032	500,000	265,278	240,926	1.64%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	13.21%	N/A	7/15/2030	250,000	174,426	154,469	1.05%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	5.14%	N/A	1/22/2030	500,000	422,204	319,644	2.18%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	12.16%	N/A	7/24/2030	250,000	174,231	126,513	0.86%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	167,080	116,952	0.80%
Madison Park Funding XIII, Ltd.(m)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	133,019	110,817	0.75%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	19.33%	N/A	10/22/2030	250,000	189,166	152,446	1.04%
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	401,984	231,504	1.58%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)

						June 30, 2022
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	11.77%	N/A	7/19/2030	$500,000	$283,882	$244,193	1.66%
Octagon Investment Partners XXI,Ltd.(j)	Structured Finance	1/6/2016	18.87%	N/A	2/14/2031	387,538	241,912	188,503	1.28%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	3.12%	N/A	3/17/2030	475,000	354,696	284,479	1.94%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	13.52%	N/A	7/20/2030	250,000	148,955	138,013	0.94%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	19.80%	N/A	4/15/2031	500,000	380,983	320,718	2.18%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	22.80%	N/A	10/21/2030	250,000	204,843	196,987	1.34%
OZLM XII, Ltd.(m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	697,068	456,140	3.10%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	15.65%	N/A	10/23/2031	150,000	61,100	45,533	0.31%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	3.39%	N/A	1/21/2031	250,000	190,013	144,187	0.98%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	103,140	0.70%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	19.40%	N/A	10/15/2031	250,000	217,261	196,420	1.34%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	0.49%	N/A	10/15/2030	278,312	164,330	121,672	0.83%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	10.97%	N/A	1/21/2031	250,000	190,279	165,765	1.13%
Total Structured Subordinated Notes							$5,764,411	$4,386,757	29.85%

Equity/Other(a)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$465,000	3.16%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	13,096	0.09%
Total Equity/Other							$670,383	$478,096	3.25%

Total Portfolio Investments							$25,391,631	$21,915,187	149.14%
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
(f) Security is held by Prospect Flexible Funding, LLC, our SPV, and is pledged as collateral for the Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair values of the investments held by the SPV at June 30, 2023 was $16,278,891 representing 74% of our total investments.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)

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
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the year ended June 30, 2023.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”, “PFLOAT”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the "Securities Act"), that was dated and became effective on October 27, 2020 (the “Offering”). The Company's initial registration statement on Form N-2 was declared effective on September 4, 2012 and the Company commenced the Offering on such date. On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC (“TPS”) terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (“PCS”) as the Company’s dealer manager for the Company’s offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the “Private Offering”) on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the “Multi-Class Offering”). In connection with the Multi-Class Offering, the Company intends to authorize the issuance of separate classes of its common stock and designate such classes Class S, Class D and Class I common stock, respectively (the "Common Stock"). The registration statement has not been declared effective by the SEC and no Common Stock may be sold in connection with the Multi-Class Offering until such registration statement is declared effective by the SEC.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

On May 16, 2019, we formed a wholly-owned subsidiary TP Flexible Funding, LLC (the “SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that were used as collateral for the Credit Facility (as defined in Note 10) at the SPV. This subsidiary has been consolidated since operations commenced. On and effective August 5, 2020, the Company changed the name of the SPV to Prospect Flexible Funding, LLC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2024. Our consolidated financial statements include the accounts of PFLOAT and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of September 30, 2023 and June 30, 2023, cash equivalents were $4,994,167 and $4,997,938, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
open trades or receivable for open trades in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and June 30, 2023, we have no assets going through foreclosure.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2023 and June 30, 2023, our qualifying assets as a percentage of total assets stood at 80.97% and 82.67%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2023 and June 30, 2023, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA, respectively (as such terms are defined in Note 4) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2023 and 2022, PIK interest included in interest income totaled $21,994 and $162, respectively. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with the Private Offering and registering to sell shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized to expense over the 12 month period following the effectiveness of the registration to sell shares of its common stock on a straight line basis.
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
Financing Costs. We record origination expenses related to our Revolving Credit Facility and Senior Secured Revolving Credit Facility as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our revolving credit facility. (See Note 10 for further discussion.)
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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2023, the Company expects to have no excise tax due for the 2023 calendar year. As of September 30, 2023, the Company has accrued $0 of excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2023, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.
NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	18,415	$112,005	21,177	$153,281
Repurchase of common shares	(19,963)	(121,569)	(21,818)	(152,505)
Net (decrease)/increase from capital transactions	(1,548)	$(9,564)	(641)	$776
Status of Prior Public Offering
On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) from capital transactions during the three months ended September 30, 2023 and 2022 includes reinvested stockholder distributions as noted in the table above.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
•    the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);
•    the Company’s investment plans and working capital requirements;
•    the relative economies of scale with respect to the Company’s size;
•    the Company’s history in repurchasing shares of common stock or portions thereof; and
•    the condition of the securities markets.
The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the cash retained as a result of issuing shares under its distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash.. At the discretion of the Company’s Board of Directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended September 30, 2023
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
Total for the three months ended September 30, 2023		19,963			$121,569

Year ended June 30, 2023
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
September 30, 2022	August 1, 2022	21,818	9%	$6.99	152,505
Total for the year ended June 30, 2023		45,252			$308,337

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2023 and 2022, allocation of overhead from the Administrator to the Company was $223,750 and $60,582, respectively. During the three months ended September 30, 2023 and 2022, $8,750, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. As of September 30, 2023 and June 30, 2023, $1,087,384 and $868,634, respectively, was payable to the Administrator, US Bank and BNY by the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
During the three months ended September 30, 2023 and 2022, the total base management fee incurred by the Adviser was $83,359 and $112,434, respectively, which were waived by the Adviser. As of September 30, 2023 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of September 30, 2023 or June 30, 2023. During the three months ended September 30, 2023 and 2022, there were no incentive fees incurred.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2023 and 2022. The officers do not receive any direct compensation from the Company.

Expense Limitation and Expense Reimbursement Agreements
Former Expense Limitation Agreement with PFIM
Concurrently with the closing of the Merger, we entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA") with PFIM. On April 30, 2020, the Company's Board of Directors approved extending the Former ELA for an

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
additional 12-month term ending on April 30, 2021. On and effective February 17, 2021, the Former ELA was terminated in accordance with its terms.
Pursuant to the Former ELA, PFIM, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). For purposes of the Former ELA, the term “Operating Expenses” with respect to the Company, was defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to PFIM’s base management fee, any and all costs and expenses that qualified as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same were filed with the SEC and other expenses described in the Former Investment Advisory Agreement, but did not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) were not Operating Expenses. During the three months ended September 30, 2023 and 2022, there were no base management fees incurred by PFIM.
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
The following table provides information regarding liabilities incurred by PFIM pursuant to the Former ELA:

Period Ended		Former ELA Reimbursement Payable to PFIM	Former ELA Reimbursement Payment to PFIM	Unreimbursed Former ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
September 30, 2020	(1)	$183,386	—	$183,386	4.33%	7.00%	September 30, 2023
December 31, 2020		—	—	—	—%	—%	N/A
March 31, 2021		—	—	—	—%	—%	N/A
June 30, 2021		—	—	—	—%	—%	N/A
Total		$183,386		$183,386

(1)	No longer eligible to be repaid.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

Pursuant to the New ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $83,359 and $112,434 for the three months ended September 30, 2023 and 2022, respectively.

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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
Total	$1,261,250		$1,261,250

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2023 and 2022:

	Distributions
For the Three Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
September 30, 2023
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
Total for the Three Months Ended September 30, 2023		$255,054

	Distributions
For the Three Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
September 30, 2022
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,101
Total for the Three Months Ended September 30, 2022		$338,988

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
During the three months ended September 30, 2023 and 2022 the Company's officers and directors did not purchase any shares of our stock.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2022 and 2021 were as follows:

	Tax Year Ended
	December 31, 2022		December 31, 2021
Ordinary income	$1,195,912		$647,336
Return of capital	131,777		926,844
Total distributions paid to stockholders	$1,327,689	(1)	$1,574,180	(2)
(1)    For the tax year ended December 31, 2022, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and are reported on the 2022 Form 1099-DIV. For the tax year ended December 31, 2022, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and will be reported on the 2023 Form 1099-DIV.
(2)    For the tax year ended December 31, 2021, $97,268 of the 2020 declared distributions are allocable to 2021 for federal income tax purposes and was reported on the 2021 Form 1099-DIV. For the tax year ended December 31, 2021, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and are reported on the 2022 Form 1099-DIV.

For the tax year ending December 31, 2023, the tax character of distributions paid to stockholders through September 30, 2023 is expected to be ordinary income and return of capital. However, the final determination of the tax character of distributions between ordinary income and return of capital will not be made until we file our tax return for the tax year ending December 31, 2023.

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

The Company's cost basis of investments as of September 30, 2023 for tax purposes was $19,081,212, resulting in an estimated net unrealized loss of $1,990,492. The gross unrealized gains and losses as of September 30, 2023 were $474,796 and $2,465,288, respectively. The Company's cost basis of investments as of June 30, 2023 for tax purposes was $24,297,629, resulting in an estimated net unrealized loss of $2,382,442. The gross unrealized gains and losses as of June 30, 2023 were $481,915 and $2,864,357, respectively.

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

	Tax Year Ended December 31, 2022	Tax Year Ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(3,303,225)	$483,361
Net realized (gains) losses on investments	147,942	41,280
Net change in unrealized (gains) losses on investments	3,461,044	124,952
Other temporary book-to-tax differences	27,795	231,758
Permanent differences	155,829	318,847
Taxable income (loss) before deductions for distributions	$489,385	$1,200,198

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2022 and December 31, 2021, we had capital loss carryforwards of $4,290,349 and $4,164,261, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

As of our most recent tax year ended December 31, 2022, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Tax Year Ended December 31, 2022
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(4,290,349)

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
NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $21,994 and $162 during the three months ended September 30, 2023 and 2022, respectively.The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $997,560 and $0 during the three months ended September 30, 2023 and 2022, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $3,641,054 and $1,358,587 were received during the three months ended September 30, 2023 and 2022, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $4,638,614 and $1,358,587 were received during the three months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and June 30, 2023, 95% and 97%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $16,180,247 and $21,165,192, respectively. As of September 30, 2023 and June 30, 2023, 89% and 94%, respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $18,964,483 and $23,968,381, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and June 30, 2023:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	September 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$11,590,740	$10,768,957	63%
Senior Secured Loans-Second Lien	1,777,299	1,378,000	8%
Senior Secured Notes	752,749	290,152	2%
Structured Subordinated Notes	5,596,444	4,033,290	24%
Equity/Other	1,667,943	620,319	3%
Total Portfolio Investments	$21,385,175	$17,090,718	100%

	June 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%
Senior Secured Notes	752,867	271,899	1%
Structured Subordinated Notes	5,764,411	4,386,757	20%
Equity/Other	670,383	478,096	2%
Total Portfolio Investments	$25,391,631	$21,915,187	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,033,290	24%
Healthcare & Pharmaceuticals	2,528,662	15%
Services: Business	2,381,446	14%
Telecommunications	2,287,216	13%
Media: Diversified and Production	1,378,000	8%
Services: Consumer	1,360,476	8%
Media: Broadcasting & Subscription	975,050	6%
Beverage, Food & Tobacco	$938,763	5%
Wholesale	865,844	5%
Financial	290,152	2%
Consumer goods: Non-Durable	42,300	—%
Retail	9,519	—%
Total	$17,090,718	100%

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,386,757	20%
Healthcare & Pharmaceuticals	2,880,134	13%
Services: Consumer	2,741,742	13%
Services: Business	2,507,919	11%
Telecommunications	2,324,213	11%
Wholesale	1,662,469	8%
Media: Diversified and Production	1,416,049	7%
Media: Broadcasting & Subscription	971,690	4%
Beverage, Food & Tobacco	920,151	4%
Consumer goods: Durable	678,492	3%
Consumer goods: Non-Durable	669,880	3%
Automotive	470,696	2%
Financial	271,899	1%
Retail	13,096	—%
Total	$21,915,187	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2023 and June 30, 2023, respectively:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$1,604,613	$9,164,344	$10,768,957
Senior Secured Loans-Second Lien	—	—	1,378,000	1,378,000
Senior Secured Notes	—	—	290,152	290,152
Structured Subordinated Notes	—	—	4,033,290	4,033,290
Equity/Other	—	—	620,319	620,319
Total Portfolio Investments	$—	$1,604,613	$15,486,105	$17,090,718

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$2,129,472	$13,232,914	$15,362,386
Senior Secured Loans-Second Lien	—	—	1,416,049	1,416,049
Senior Secured Notes	—	—	271,899	271,899
Structured Subordinated Notes	—	—	4,386,757	4,386,757
Equity/Other	—	—	478,096	478,096
Total Portfolio Investments	$—	$2,129,472	$19,785,715	$21,915,187

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Changes in Valuation Techniques
During the three months ended September 30, 2023, the valuation methodology for DTI Holdco, Inc. (“DTI Holdco”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using market quotes, since market quotes were more active in the current period. As a result of a tightening credit market spreads and an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco increased to $738,769 as of September 30, 2023, a premium of $14,068 from its amortized cost, compared to the $(17,735) unrealized depreciation recorded at June 30, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,463,150	$2,528,662	15%
Services: Business	2,638,746	2,381,446	14%
Telecommunications	2,284,841	2,287,216	13%
All Other Industries	13,998,438	9,893,394	58%
Total	$21,385,175	$17,090,718	100%

	June 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,942,734	$2,880,134	13%
Services: Consumer	3,004,329	2,741,742	13%
Services: Business	2,647,846	2,507,919	11%
Telecommunications	2,283,486	2,324,213	11%
All Other Industries	14,513,236	11,461,179	52%
Total	$25,391,631	$21,915,187	100%

As of September 30, 2023, investments in California, Tennessee, and Texas comprised 13.8%, 11.5% and 11.0%, respectively, of our investments at fair value, with a cost of $2,750,213, $1,990,793 and $1,873,189, respectively, and a fair value of $2,353,050, $1,960,162 and $1,877,365, respectively. As of June 30, 2023 investments in Tennessee, California and Connecticut comprised, 12.0%, 10.9% and 10.3%, respectively, of our investments at fair value, with a cost of $2,698,856, $2,735,828 and $2,395,186, respectively, and a fair value of , $2,626,623, $2,387,739 and $2,264,823, respectively.

The following is a reconciliation for the three months ended September 30, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains (losses) on investments	(82,766)	—	—	—	—	(82,766)
Net change in unrealized gains (losses) on investments	(234,162)	(57,046)	18,370	(185,499)	(855,337)	(1,313,674)
Net realized and unrealized gains (losses) on investments	(316,928)	(57,046)	18,370	(185,499)	(855,337)	(1,396,440)
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	—	21,994	—	—	—	21,994
Accretion (amortization) of purchase discount and premium, net	645	(2,997)	(117)	(167,968)	—	(170,437)
Repayments and sales of portfolio investments	(2,372,308)	—	—	—	—	(2,372,308)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(710,099)	—	—	—	—	(710,099)
Fair Value at September 30, 2023	$9,164,344	$1,378,000	$290,152	$4,033,290	$620,319	$15,486,105

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(304,434)	$(57,046)	$18,370	$(185,499)	$(855,337)	$(1,383,946)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the quarter ended September 30, 2023, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

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

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$331,071	Sensitivity Analysis (Current Value Method)	Enterprise Values	5.50x	to	6.50x		6.00x
Senior Secured First Lien Debt	8,833,273	Discounted Cash Flow (Yield Analysis)	Market Yield	9.63%	to	19.25%		13.81%
Senior Secured Second Lien Debt	1,378,000	Discounted Cash Flow (Yield Analysis)	Market Yield	14.67%	to	14.98%		14.83%
Senior Secured Notes	290,152	Discounted Cash Flow (Yield Analysis)	Market Yield	32.75%	to	33.34%		33.04%
Equity/Other	620,319	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.40x	to	9.25x		7.91x
Subordinated Structured Notes	4,033,290	Discounted Cash Flow	Discount Rate	17.14%	to	32.91%	(1)	24.83%	(1)
	$15,486,105
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
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$499,544	Sensitivity Analysis (Current Value Method)	Enterprise Values	4.00x	to	5.00x		5.00x
Senior Secured First Lien Debt	12,733,370	Discounted Cash Flow (Yield Analysis)	Market Yield	8.91%	to	20.07%		13.12%
Senior Secured Second Lien Debt	1,416,049	Discounted Cash Flow (Yield Analysis)	Market Yield	16.00%	to	16.70%		16.4%
Senior Secured Notes	271,899	Discounted Cash Flow (Yield Analysis)	Market Yield	33.96%	to	34.28%		34.12%
Equity/Other	478,096	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	5.25x	to	9.25x		8.42x
Subordinated Structured Notes	4,386,757	Discounted Cash Flow	Discount Rate	8.35%	to	33.78%	(1)	24.04%	(1)
	$19,785,715
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
For the three months ended September 30, 2023 and 2022, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three months ended September 30, 2023 and 2022, there were accelerated original issue discounts due to repayments of $0 and $3,020, respectively, included in interest income. For the three months ended September 30, 2023 and 2022, there was no early repayment income included in interest income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

As of September 30, 2023 and June 30, 2023, there was no unfunded commitment made by the Company.
NOTE 10 - REVOLVING CREDIT FACILITIES

On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the “Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the “Loan Agreement”).

The Credit Facility had a maturity of May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility was secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV made certain customary representations and warranties and was required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023.

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 30, 2023, there was a $6,200,000 balance on the Senior Secured Revolving Credit Facility.

As of September 30, 2023 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of September 30, 2023 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of September 30, 2023 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of September 30, 2023 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the three months ended September 30, 2023 and 2022, we recorded $230,022 and $269,258 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended September 30, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $(66,844) and $0, respectively.

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

The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by Prospect Flexible Funding, LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.

During the three months ended September 30, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of September 30, 2023, we had $6,200,000 outstanding on our Senior Secured Revolving Credit Facility. As of September 30, 2023, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $17,090,718, which represents 100% of our total investments for the period. As of September 30, 2023, cash balances of $1,448,540 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $6,200,000 and is categorized as Level 2 under ASC 820 as of September 30, 2023. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $884,762 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of September 30, 2023, $877,497 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2023, we recorded $60,191 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

For the three months ended September 30, 2023 and 2022,  the average stated interest rate (i.e., rate in effect plus the spread) was 7.50% and 5.03%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the three

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
months ended September 30, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $6,409,677 and $20,103,261, respectively.
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$6.10	$7.03
Net investment income (loss)	(0.09)	0.03
Net realized and unrealized (losses) on investments	(0.43)	(0.25)
Net realized (losses) on extinguishment of debt	(0.03)	—
Net decrease in net assets resulting from operations	(0.55)	(0.22)
Distributions(b)
Return of capital distributions	(0.11)	(0.04)
Distributions from net investment income	—	(0.10)
Total Distributions	(0.11)	(0.14)
Other (c)	—	—
Net asset value at end of period	$5.44	$6.67
Total return based on net asset value (d)	(9.26)%	(3.16)%

Supplemental Data:
Net assets at end of period	$13,106,824	$15,845,448
Average net assets	$13,900,344	$16,273,212
Average shares outstanding	2,404,057	2,375,375
Ratio to average net assets:
Total annual expenses(e)	24.48%	20.56%
Total annual expenses (after expense limitation agreement)(e)	22.09%	17.79%
Net investment income (loss)(e)	(6.4)%	1.76%

Portfolio Turnover	—%	—%

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
(e) Annualized for the three months ended September 30, 2023 and 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2023:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019(e)

Per Share Data(a):
Net asset value at beginning of year	7.03	$8.36	$8.28	$9.88	$9.89
Net investment income (loss)	0.2	0.31	(0.08)	0.24	0.91
Net realized and unrealized (losses) gains on investments	(0.65)	(1.05)	0.82	(1.22)	(1.11)
Net increase (decrease) in net assets resulting from operations	(0.45)	(0.74)	0.74	(0.98)	(0.20)
Distributions(b)
Return of capital distributions(f)	(0.13)	(0.16)	(0.46)	(0.57)	(0.54)
Distributions from net investment income(f)	(0.35)	(0.43)	(0.19)	(0.15)	(0.03)
Total Distributions	(0.48)	(0.59)	(0.65)	(0.72)	(0.57)
Offering costs	—	—	—	—	0.61
Other (c)	—	—	(0.01)	0.10	0.15
Net asset value at end of year	6.10	$7.03	$8.36	$8.28	$9.88
Total return based on net asset value (d)	(6.67)%	(9.60)%	9.03%	(10.13)%	7.52%

Supplemental Data:
Net assets at end of year	$14,693,862	$16,700,975	$19,947,807	$19,558,400	$23,410,715
Average net assets	$15,303,274	$18,912,658	$20,055,524	$21,234,189	$12,536,923
Average shares outstanding	283,649	2,380,229	2,377,461	2,366,005	1,297,582
Ratio to average net assets:
Total annual expenses	21.06%	15.70%	20.07%	16.41%	23.48%
Total annual expenses (after expense support agreement/expense limitation agreement)	18.3%	12.47%	18.44%	13.07%	9.11%
Net investment income (loss)	3.2%	3.95%	(0.93)%	2.67%	2.15%

Portfolio Turnover	—%	35.34%	17.83%	24.56%	93.42%

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of September 30, 2023 and June 30, 2023, our asset coverage ratio stood at 311% and 271%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Net decrease in net assets resulting from operations	$(1,322,420)	$(517,315)
Weighted average common shares outstanding	2,404,057	2,375,375
Net decrease in net assets resulting from operations per share	$(0.55)	$(0.22)

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2023 and ending November 14, 2023, the Company issued 12,765 shares pursuant to its distribution reinvestment plan in the amount of $77,740.

Repurchase Offer
On September 28, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $113,374. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2023. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2023, and a total of 283,611 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 21,113 shares validly tendered and not withdrawn at a price equal to $5.37 per share for an aggregate purchase price of approximately $113,374.
Senior Secured Revolving Credit Facility

On November 2, 2023, we paid down $500,000 on the Senior Secured Revolving Credit Facility. As of November 14, 2023, there was a $5,700,000 outstanding Senior Secured Revolving Credit Facility balance.

Distributions

On October 20, 2023, the Board of Directors declared a distribution for the month of October 2023, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2023. The distribution has a monthly record date as of the close of business of the last Friday in October 2023 and equals a weekly amount of $0.00819 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
October 27, 2023	November 3, 2023	$0.03276

On November 13, 2023, the Board of Directors declared distributions for the months of November 2023 and December 2023, which reflect a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2023. The distributions have a monthly record date as of the close of business of the last Friday in November 2023 and December 2023 and equal a weekly amount of $0.00730 per share of common stock. The distributions will be paid to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
November 24, 2023	December 1, 2023	$0.02920
December 29, 2023	January 5, 2024	$0.03650
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

On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange (the “Listing Anniversary”). Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% commencing with the first base management fee calculation that occurs thereafter, and (2) the Adviser will be entitled to receive an incentive fee, if any, under the Amended and Restated Advisory Agreement commencing with the first calendar quarter thereafter. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including our directors who are not “interested persons” (as defined in the 1940 Act), on June 15, 2023.

For additional information regarding the Amended and Restated Advisory Agreement, please refer to “Investment Advisory Fees” below.

We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis with Triton Pacific Securities, LLC (the "Dealer Manager") serving as the dealer manager for the offering pursuant to a dealer manager agreement, as amended. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged Preferred Capital Securities, LLC (“PCS”) as our dealer manager for our offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”)) of shares of our common stock (the “Private Offering”) on the terms and conditions set forth in our confidential private placement memorandum. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. On September 13, 2023, we filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of our Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, we intend to authorize the issuance of separate classes of common stock and designate such classes Class S, Class D and Class I common stock, respectively (the "Common Stock"). The registration statement has not been declared effective by the SEC and no Common Stock may be sold in connection with the Multi-Class Offering until such registration statement is declared effective by the SEC.

As of November 14, 2023, we have sold a total of 2,420,670 shares of common stock, including 470,626 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $32,025,041, including the reduction due to ($4,588,193) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2023, there were no purchased investment securities (excluding short-term securities). During the three months ended September 30, 2023, there was a noncash restructured investment in the amount of $997,560. During the three months ended September 30, 2023, sales and redemptions of investment securities (excluding short-term securities) were $3,641,054, resulting in a total net portfolio decline of $(3,641,054) for the three months ended September 30, 2023.
Debt Issuances and Redemptions
During the three months ended September 30, 2023, we fully repaid our Credit Facility (as defined herein). On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 30, 2023, there was $6,200,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 7,130, 5,633 and 5,652 shares of our common stock on July 7, 2023, August 4, 2023 and September 1, 2023, respectively.
On September 28, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $113,374. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2023. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2023, and a total of 283,611 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 21,113 shares validly tendered and not withdrawn at a price equal to $5.37 per share for an aggregate purchase price of approximately $113,374.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2023, there were no purchased investment securities (excluding short-term securities). During the three months ended September 30, 2023, there was a noncash restructured investment in the amount of $997,560. During the three months ended September 30, 2023, sales and redemptions of investment securities (excluding short-term securities) were $3,641,054, resulting in a total net portfolio decline of $(3,641,054) for the three months ended September 30, 2023. As of September 30, 2023, our investment portfolio, with a total fair value of $17,090,718, consisted of interests in 39 investments (71% in senior secured loans, 2% in senior secured notes, 3% in equity/other and 24% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after September 30, 2023 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on September 27, 2023.
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
Portfolio Holdings
As of September 30, 2023, our investment portfolio, with a total fair value of $17,090,718, consisted of interests in 15 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2023 and June 30, 2023:

	As of September 30, 2023			As of June 30, 2023
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$11,590,740	$10,768,957	63%	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,777,299	1,378,000	8%	1,758,303	1,416,049	7%
Equity/Other	1,667,943	620,319	3%	670,383	478,096	2%
Senior Secured Notes	752,749	290,152	2%	752,867	271,899	1%
Structured subordinated notes	5,596,444	4,033,290	24%	5,764,411	4,368,757	20%
Total	$21,385,175	$17,090,718	100%	$25,391,631	$21,897,187	100%

Number of portfolio companies	15			19
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			99%
% Fixed Rate (based on fair value)(1)	2%			1%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	11%			11%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	8%			10%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10%			11%
% Weighted Average Yield (based on cost) for the entire portfolio	9%			10%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,596,444	25%	$4,033,290	24%
Healthcare & Pharmaceuticals	2,463,150	12%	2,528,662	15%
Services: Business	2,638,746	12%	2,381,446	14%
Telecommunications	2,284,841	10%	2,287,216	13%
Media: Diversified and Production	1,777,299	8%	1,378,000	8%
Services: Consumer	1,743,136	8%	1,360,476	8%
Media: Broadcasting & Subscription	972,914	5%	975,050	6%
Beverage, Food & Tobacco	967,059	5%	938,763	5%
Wholesale	993,251	5%	865,844	5%
Financial	752,749	4%	290,152	2%
Consumer goods: Non-Durable	997,560	5%	42,300	—%
Retail	198,026	1%	9,519	—%
Total	$21,385,175	100%	$17,090,718	100%

	June 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,764,411	23%	$4,386,757	20%
Healthcare & Pharmaceuticals	2,942,734	12%	2,880,134	13%
Services: Consumer	3,004,329	12%	2,741,742	13%
Services: Business	2,647,846	10%	2,507,919	11%
Telecommunications	2,283,487	9%	2,324,213	11%
Wholesale	1,917,882	7%	1,662,469	8%
Media: Diversified and Production	1,758,303	7%	1,416,049	7%
Media: Broadcasting & Subscription	977,525	4%	971,690	4%
Beverage, Food & Tobacco	972,281	4%	920,151	4%
Consumer goods: Durable	703,653	3%	678,492	3%
Consumer goods: Non-Durable	997,560	4%	669,880	3%
Automotive	470,727	2%	470,696	2%
Financial	752,867	3%	271,899	1%
Retail	198,026	—%	13,096	—%
Total	$25,391,631	100%	$21,915,187	100%
As of September 30, 2023 and June 30, 2023, we did not “control” any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of September 30, 2023 and June 30, 2023:

	September 30, 2023				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	21,385,175	100%	17,090,718	100%	25,391,631	100%	21,897,187	100%
Total Investments	$21,385,175	100%	$17,090,718	100%	$25,391,631	100%	$21,897,187	100%

Net Asset Value
During the three months ended September 30, 2023, our net asset value decreased by $(1,587,038), or $(0.66) per share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $(1,033,208), or $(0.43) per weighted average share. For the three months ended September 30, 2023, our net asset value further decreased by $0.20 per share related to distributions and our net investment income loss of $(222,368). For the three months ended September 30, 2023, our net asset value further decreased by $(66,844) or $(0.03) per share from the realized loss on the extinguishment of debt. The following table shows the calculation of net asset value per share as of September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
Net assets	$13,106,824	$14,693,862
Shares of common stock issued and outstanding	2,407,904	2,409,452
Net asset value per share	$5.44	$6.10
Results of Operations
Investment Income
For the three months ended September 30, 2023 and 2022, we generated $545,116 and $795,513, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three months ended September 30, 2023, investment income was lower as we held less investments. This was partially offset by rising interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 1 additional investment with an effective yield estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost as well as many investments exiting the reinvestment period.
For the three months ended September 30, 2023 and 2022, PIK interest included in interest income totaled $21,994 and $162, respectively. For the three months ended September 30, 2023, PIK interest included in interest income was higher due to an amendment on an investment which now has partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $850,843 and $836,321 for the three months ended September 30, 2023 and 2022, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended September 30, 2023 and 2022, respectively, were $83,359 and $112,434. Base management fees were lower for the three months ended September 30, 2023 due to the reduction in average total assets.
The interest and credit facility expense for the three months ended September 30, 2023 and 2022, respectively, were $290,213 and $269,258. The interest and credit facility expenses were higher for the three months ended September 30, 2023, due to an increase in the three-month interest rates which was partially offset by a reduction in the credit facility balance. For the three months ended September 30, 2023 and 2022,  the average stated interest rate (i.e., rate in effect plus the spread) was 7.50% and 5.03%, respectively. For the three months ended September 30, 2023 and 2022, average outstanding borrowings under the Credit Facility was $6,409,677 and $20,103,261, respectively. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended September 30, 2023 and 2022, respectively, were $0 and $8,513. The offering costs were higher for the three months ended September 30, 2022 because we incurred initial costs associated with launching a private placement offering. The offering costs were lower for the three months ended September 30, 2023 because the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering are being capitalized and will be expensed once the Multi-Class Offering has commenced.
The legal expenses for the three months ended September 30, 2023 and 2022, respectively, were $27,405 and $68,479. The legal expenses for the three months ended September 30, 2022 were higher due to additional costs associated with launching a private placement offering.
The valuation services for the three months ended September 30, 2023 and 2022, respectively, were $4,000 and $5,000. The valuation costs for the three months ended September 30, 2023 were lower due to a reduction in investments held.
The general and administrative expense for the three months ended September 30, 2023 and 2022, respectively, were $97,518 and $57,602. The general and administrative expense for the three months ended September 30, 2023 were higher due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(83,359) and $(112,434) for the three months ended September 30, 2023 and 2022, respectively.

Net Investment Income (Loss)
Our net investment (loss) income totaled $(222,368) and $71,626 for the three months ended September 30, 2023 and 2022, respectively. The net investment income for the three months ended September 30, 2023 was lower due to an increase in credit facility expenses and general and administrative expense as well as a decrease in interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2023 and 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $3,641,054 and $1,358,587, from which we realized gains (losses) of $(215,183) and $0, respectively. During the the three months ended September 30, 2023, we recognized a realized loss from debt of $66,844 related to the termination of the Credit Facility.
Net Unrealized Gains/Losses on Investments

Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2023 and 2022, net change in unrealized gains (losses) totaled $(818,013) and $(588,941), respectively. For the three months ended September 30, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of September 30, 2023, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after June 30, 2024, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of

Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. As of September 30, 2023, we have not sold any shares in our Private Offering.
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

For the three months ended September 30, 2023 and 2022, our operating activities provided (used) $4,198,725 and $1,633,138 of cash, respectively. The change is primarily driven by an increase in a payable for accrued legal and administrator fees, an open trade and an increase in repayments and sales of investments. For the the three months ended September 30, 2023 and 2022, operating activities included the repayments and sales of portfolio investments of $3,641,054 and $1,358,587, respectively. Financing activities (used) provided $(3,548,964) and $(826,946) of cash during the three months ended September 30, 2023 and 2022, respectively, which included dividend payments of $(142,633) and $(174,441), respectively. For the three months ended September 30, 2023 and 2022, we repaid $8,600,000 and $0, respectively, under the credit facility.

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

The Credit Facility had a maturity of May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate (“SOFR”) plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility was secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV made certain customary representations and warranties and was required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023.

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 30, 2023, there was a $6,200,000 balance on the Senior Secured Revolving Credit Facility.

As of September 30, 2023 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of September 30, 2023 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of September 30, 2023 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of September 30, 2023 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2023 and 2022, we recorded $230,022 and $269,258 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense.

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

During the three months ended September 30, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of September 30, 2023, we had $6,200,000 outstanding on our Senior Secured Revolving Credit Facility. As of September 30, 2023, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $17,090,718, which represents 100% of our total investments for the period. As of September 30, 2023, cash balances of $1,448,540 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $6,200,000 and is categorized as Level 2 under ASC 820 as of September 30, 2023. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $884,762 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of September 30, 2023, $877,497 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2023, we recorded $60,191 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 14, 2023 and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2023 and ending November 14, 2023, the Company issued 12,765 shares pursuant to its distribution reinvestment plan in the amount of $77,740.
Repurchase Offer
On September 28, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $113,374. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2023. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2023, and a total of 283,611 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 21,113 shares validly tendered and not withdrawn at a price equal to $5.37 per share for an aggregate purchase price of approximately $113,374.
Senior Secured Revolving Credit Facility

On November 2, 2023, we paid down $500,000 on the Senior Secured Revolving Credit Facility. As of November 14, 2023, there was a $5,700,000 outstanding Senior Secured Revolving Credit Facility balance.

Distributions

On October 20, 2023, the Board of Directors declared a distribution for the month of October 2023, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2023. The distribution has a monthly record date as of the close of business of the last Friday in October 2023 and equals a weekly amount of $0.00819 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
October 27, 2023	November 3, 2023	$0.03276

On November 13, 2023, the Board of Directors declared distributions for the months of November 2023 and December 2023, which reflect a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2023. The distributions have a monthly record date as of the close of business of the last Friday in November 2023 and December 2023 and equal a weekly amount of $0.00730 per share of common stock. The distributions will be paid to stockholders of record as of the monthly record dates set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
November 24, 2023	December 1, 2023	$0.02920
December 29, 2023	January 5, 2024	$0.03650
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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended September 30, 2023 and 2022, allocation of overhead from the Administrator to the Company was $223,750 and $60,582, respectively. As of September 30, 2023 and June 30, 2023, $1,087,384 and $868,634, respectively, was payable to the Administrator by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2023. The officers do not receive any direct compensation from the Company.

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

Expense Limitation Agreement with the Adviser
Pursuant to the New ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the New ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the New ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the New ELA, in an amount of $83,359 and $112,434 for the three months ended September 30, 2023 and 2022, respectively.
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

Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we paid the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns is ultimately borne by our stockholders. See "Amended and Restated Advisory Agreement" below for additional information.
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

During the three months ended September 30, 2023 and 2022, the total base management fee incurred by the Adviser was $83,359 and $112,434, respectively, which were waived by the Adviser. As of September 30, 2023 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of September 30, 2023 or June 30, 2023. During the three months ended September 30, 2023 and 2022, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019. As of September 30, 2023, our asset coverage ratio stood at 311% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2023 and June 30, 2023, with a significant portion of our investments classified as Level 3.

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

At September 30, 2023, $14,534,715, $620,319, $331,071 and $1,604,613, of our total investments were valued using the discounted cash flow, enterprise value waterfall, sensitivity analysis and market quotes, respectively, compared to $18,808,075, $478,096, $499,544 and $2,129,472, respectively, at June 30, 2023.

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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and equity price risk. The economic effects of the ongoing conflict between Russia and Ukraine, renewed hostilities in the Middles East and the ensuing geopolitical uncertainty have introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of September 30, 2023, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $6,200,000 as of September 30, 2023.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2023:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$404,431	$186,000	$218,431
Up 200 basis points	$269,621	$124,000	$145,621
Up 100 basis points	$134,810	$62,000	$72,810
Down 100 basis points	$(134,810)	$(62,000)	$(72,810)
Down 200 basis points	$(269,621)	$(124,000)	$(145,621)
Down 300 basis points	$(404,431)	$(186,000)	$(218,431)

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

In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to "Critical Accounting Estimates" above and to our Annual Report on Form 10-K for the year ended June 30, 2023.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2023.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, if any, and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023 which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 28, 2023	August 4, 2023	5,633	$6.09
August 25, 2023	September 1, 2023	5,652	$6.09
September 29, 2023	October 6, 2023	7,135	$6.09
On September 28, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $113,374. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2023. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2023, and a total of 283,611 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 21,113 shares validly tendered and not withdrawn at a price equal to $5.37 per share for an aggregate purchase price of approximately $113,374.
Item 3: Default Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s officers or directors have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended September 30, 2023.

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
10.2     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(11)
31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________
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
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed with the SEC on November 8, 2021.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)