Form 10-Q
period 2023-12-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2024-02-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 12, 2024 was 2,417,932.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Consolidated Financial Statements

Assets	December 31, 2023	June 30, 2023
	(unaudited)	(audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $21,190,409 and $25,391,631, respectively) (Note 7 and 8)	$16,630,487	$21,915,187
Cash and cash equivalents	5,500,466	5,730,723
Restricted cash	—	61,833
Deferred financing costs (Note 10)	806,503	230,022
Deferred offering costs	264,246	—
Interest receivable	113,468	169,695
Prepaid expenses and other assets	108,695	163,076
Receivable for repayments of portfolio investments	—	7,554
Receivable for investments sold	—	1,361,436
Total Assets	23,423,865	29,639,526

Liabilities
Payable for open trade	4,994,925	4,997,938
Senior Secured Revolving Credit Facility (Note 10)	4,200,000	—
Revolving Credit Facility (Note 10)	—	8,600,000
Due to Administrator (Note 4)	1,432,456	868,634
Accrued legal fees	260,473	68,959
Accrued audit fees	127,500	169,400
Distributions payable	87,789	98,197
Interest payable	2,780	71,994
Accrued expenses	418	70,542
Total Liabilities	11,106,341	14,945,664
Commitments and Contingencies (Note 9)	—	—
Net Assets	$12,317,524	$14,693,862

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 2,405,180 and 2,409,452 Class A shares issued and outstanding, respectively) (Note 3)	$2,405	$2,410
Paid-in capital in excess of par (Note 3 and Note 6)	24,006,868	24,575,896
Total distributable earnings (loss) (Note 6)	(11,691,749)	(9,884,444)
Net Assets	12,317,524	14,693,862
Net Asset Value Per Share (Note 11)	$5.12	$6.10

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Investment Income
Interest income from non-control/non-affiliate investments	$380,817	$692,405	$812,896	$1,299,279
Interest income from structured credit securities	94,341	179,255	207,378	367,895
Total Investment Income	475,158	871,660	1,020,274	1,667,174

Operating Expenses
Administrator Costs (Note 4)	362,572	235,719	586,322	296,300
Interest expense and credit facility expenses (Note 10)	197,033	320,992	487,246	590,250
Audit and tax expense	87,374	37,400	116,124	175,833
Base management fees (Note 4)	74,073	105,950	157,432	218,384
Transfer agent’s fees and expenses	49,904	56,213	113,561	111,244
Insurance expense	32,191	43,104	64,382	104,093
Legal expense	15,199	30,088	42,604	98,567
General and administrative	8,271	(12,698)	105,789	44,903
Valuation services	4,000	5,000	8,000	10,000
Offering costs	—	4,281	—	12,794
Total Operating Expenses	830,617	826,049	1,681,460	1,662,368
Expense limitation payment (Note 4)	(74,073)	(105,950)	(157,432)	(218,384)
Total Net Operating Expenses	756,544	720,099	1,524,028	1,443,984
Net Investment (Loss) Income	(281,386)	151,561	(503,754)	223,190

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(33)	(147,942)	(215,228)	(147,942)
Net realized losses	(33)	(147,942)	(215,228)	(147,942)
Net change in unrealized losses:
Non-control/non-affiliate investments	(265,465)	(778,235)	(1,083,478)	(1,367,176)
Net change in unrealized losses	(265,465)	(778,235)	(1,083,478)	(1,367,176)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(265,498)	(926,177)	(1,298,706)	(1,515,118)
Extinguishment of debt	—	—	(66,844)	—
Net Decrease in Net Assets Resulting from Operations	$(546,884)	$(774,616)	$(1,869,304)	$(1,291,928)
Net decrease in net assets resulting from operations per share (Note 11)(1)	$(0.23)	$(0.33)	$(0.78)	$(0.54)
Distributions declared per share	$0.10	$0.12	$0.20	$0.26
(1)For the three months ended December 31, 2023 and 2022, the weighted average common shares outstanding were 2,406,920 and 2,373,798, respectively. For the six months ended December 31, 2023 and 2022, the weighted average common shares outstanding were 2,405,143 and 2,374,492, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Three Months Ended December 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2023(1)	2,407,904	$2,408	$24,311,280	$(11,206,864)	$13,106,824
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	(281,386)	(281,386)
Net realized (losses) on investments	—	—	—	(33)	(33)
Net change in unrealized (losses) on investments	—	—	—	(265,465)	(265,465)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(236,978)	—	(236,978)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	18,388	18	107,915	—	107,933
Repurchase of common shares (Note 3)	(21,112)	(21)	(113,350)	—	(113,371)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the three months ended December 31, 2023	(2,724)	(3)	(304,412)	(484,885)	(789,300)
Balance as of December 31, 2023	2,405,180	$2,405	$24,006,868	$(11,691,749)	$12,317,524

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion

	Common Stock
For the Three Months Ended December 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2022(1)	2,375,249	$2,375	$25,097,836	$(9,254,763)	$15,845,448
Net increase in net assets resulting from operations
Net investment income	—	—	—	151,561	151,561
Net change in unrealized gains (losses) on investments	—	—	—	(778,235)	(778,235)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(239,157)	(239,157)
Return of capital distributions	—	—	(41,628)	—	(41,628)
Capital Transactions
Shares issued through reinvestment of distributions	19,727	20	133,728	—	133,748
Repurchase of common shares	(23,434)	(23)	(155,809)	—	(155,832)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the three months ended December 31, 2022	(3,707)	(3)	(219,538)	(857,944)	(1,077,485)
Balance as of December 31, 2022	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Six Months Ended December 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,575,896	$(9,884,444)	$14,693,862
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(503,754)	(503,754)
Net realized (losses) on investments	—	—	—	(215,228)	(215,228)
Net realized (losses) on debt	—	—	—	(66,844)	(66,844)
Net change in unrealized (losses) on investments	—	—	—	(1,083,478)	(1,083,478)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(492,032)	—	(492,032)
Capital Transactions
Shares issued through reinvestment of distributions	36,803	36	219,902	—	219,938
Repurchase of common shares	(41,075)	(41)	(234,899)	—	(234,940)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the six months ended December 31, 2023	(4,272)	(5)	(569,028)	(1,807,305)	(2,376,338)
Balance as of December 31, 2023	2,405,180	$2,405	$24,006,868	$(11,691,749)	$12,317,524

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Six Months Ended December 31, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net increase in net assets resulting from operations
Net investment income	—	—	—	223,190	223,190
Net realized (losses) on investments	—	—	—	(147,942)	(147,942)
Net change in unrealized gains (losses) on investments	—	—	—	(1,367,176)	(1,367,176)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(486,866)	(486,866)
Return of capital distributions	—	—	(132,910)	—	(132,910)
Capital Transactions
Shares issued through reinvestment of distributions	40,904	41	286,988	—	287,029
Repurchase of common shares	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the six months ended December 31, 2022	(4,348)	(4)	(310,043)	(1,622,965)	(1,933,012)
Balance as of December 31, 2022	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(1,869,304)	$(1,291,928)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	—	12,794
Repayments and sales of portfolio investments	3,737,814	2,066,272
Net change in unrealized losses on investments	1,083,478	1,367,176
Net realized losses on investments	215,228	147,942
Net realized losses on extinguishment of debt	66,844	—
Amortization of premiums (accretion of purchase discounts) on investments, net	22,489	(57,702)
Net Reductions to Subordinated Structured Notes and related investment cost	284,605	68,693
Amortization of deferred financing costs	245,044	29,152
Payment-in-kind interest	(58,870)	(162)
Settlement of Treasury Bills	(46)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	1,361,436	—
Receivable for repayments of portfolio investments	7,554	23,861
Interest receivable	56,227	(863)
Deferred offering costs (Note 5)	—	(12,794)
Prepaid expenses and other assets	54,381	49,432
Increase (Decrease) in operating liabilities
Payable for open trade	(3,013)	—
Accrued expenses	(70,124)	796
Accrued legal fees	(72,732)	(68,301)
Accrued audit fees	(41,900)	52,560
Due to Administrator (Note 5)	563,822	266,235
Interest payable	(69,214)	38,760
Tax payable	—	(4,935)
Net cash provided by operating activities	5,513,719	2,686,988
Cash flows from financing activities:
Distributions paid to stockholders	(282,500)	(327,460)
Repurchase of common shares	(234,940)	(308,337)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	6,200,000	—
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(2,000,000)	—
Repayments under Revolving Credit Facility (Note 10)	(8,600,000)	(2,700,000)
Financing costs paid and deferred	(888,369)	—
Net cash used in financing activities	(5,805,809)	(3,335,797)
Net decrease in cash, cash equivalents and restricted cash	(292,090)	(648,809)
Cash, cash equivalents and restricted cash at beginning of period	5,792,556	1,467,568
Cash, cash equivalents and restricted cash at end of period	$5,500,466	$818,759
Supplemental disclosures:
Cash paid for interest	$311,415	$522,338
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$219,938	$287,029
Unpaid deferred offering costs (Note 5)	$(264,246)	$—

Beginning of the period
Cash and cash equivalents	$5,730,723	$1,467,568
Restricted cash	61,833	—
Cash, cash equivalents and restricted cash at beginning of period	$5,792,556	$1,467,568

End of the period
Cash and cash equivalents	$5,500,466	$134,157
Restricted cash	—	684,602
Cash, cash equivalents and restricted cash at end of period	$5,500,466	$818,759
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023
(Unaudited)

						December 31, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(h)(j)(o)	Telecommunications	7/31/2019	3M SOFR+5.15% (10.89%)	0.01	11/1/2024	$1,927,447	$1,894,120	$1,611,538	13.08%
BCPE North Star US Holdco 2, Inc.(h)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.47%)	0.01	6/9/2028	967,524	960,987	927,178	7.53%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/13/2023	3M SOFR+6.75% (12.36%)	0.01	7/31/2026	706,384	701,207	379,399	3.08%
DRI Holding Inc.(h)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.71%)	0.01	12/21/2028	972,576	966,985	972,576	7.90%
DTI Holdco, Inc.(i)	Services: Business	4/21/2022	3M SOFR+4.75% (10.13%)	0.01	4/26/2029	736,903	720,003	736,903	5.98%
Research Now Group, LLC & Dynata, LLC(h)	Services: Business	4/2/2019	3M SOFR+5.50% (11.14%)	0.01	12/20/2024	1,909,853	1,905,762	1,542,206	12.52%
Sorenson Communications, LLC(h)	Services: Consumer	3/12/2021	1M SOFR+5.50% (10.97%)	0.01	3/17/2026	995,092	985,725	995,092	8.08%
Staples, Inc.(i)(j)	Wholesale	11/18/2019	1ML+5.00% (10.47%)	—	4/16/2026	997,013	988,645	953,244	7.74%
ViaPath Technologies(h)(j)	Telecommunications	4/5/2019	3M SOFR+4.25% (9.78%)	—	11/29/2025	419,909	409,267	406,766	3.30%
Wellpath Holdings, Inc.(f/k/a CCS-CMGC Holdings, Inc.)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.32%)	—	10/1/2025	2,002,034	1,984,384	1,991,623	16.17%
Total Senior Secured Loans-First Lien							$11,517,085	$10,516,525	85.38%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.35%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,786,412	$1,772,946	$1,398,761	11.36%
Total Senior Secured Loans-Second Lien							$1,772,946	$1,398,761	11.36%

Senior Secured Notes (a)(f)(h)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$752,630	$288,075	2.34%
Total Senior Secured Notes							$752,630	$288,075	2.34%

Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	21.51%	N/A	10/20/2030	$250,000	$163,746	$156,925	1.27%
Apidos CLO XXVI	Structured Finance	7/25/2019	2.32%	N/A	7/18/2029	250,000	179,839	142,350	1.16%
California CLO IX, Ltd.	Structured Finance	12/13/2019	20.11%	N/A	7/16/2032	500,000	264,287	233,950	1.90%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	2.83%	N/A	7/15/2030	250,000	165,649	133,775	1.09%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(m)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	396,670	299,200	2.43%
Galaxy XIX CLO, Ltd.(m)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	162,666	114,800	0.93%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	155,929	89,150	0.72%
Madison Park Funding XIII, Ltd.	Structured Finance	11/6/2015	0.33%	N/A	4/22/2030	250,000	121,587	92,200	0.75%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	9.10%	N/A	10/22/2030	250,000	182,783	147,425	1.20%
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	388,254	117,385	0.95%
Octagon Investment Partners XV, Ltd.(m)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	267,307	$203,800	1.64%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	11.39%	N/A	2/14/2031	387,538	232,528	177,531	1.44%
Octagon Investment Partners 30, Ltd.(m)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	323,674	250,373	2.03%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	3.91%	N/A	7/20/2030	250,000	136,474	113,925	0.92%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	7.26%	N/A	4/15/2031	500,000	361,146	298,050	2.42%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)
(Unaudited)

						December 31, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	12.20%	N/A	10/21/2030	$250,000	$203,281	$192,000	1.56%
OZLM XII, Ltd.(m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	652,197	326,100	2.65%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	4.09%	N/A	10/23/2031	150,000	62,429	46,875	0.38%
Sound Point CLO XVIII, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	173,136	116,975	0.95%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	89,993	0.73%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	9.29%	N/A	10/15/2031	250,000	213,677	178,575	1.45%
Voya IM CLO 2013-1, Ltd.(j)(m)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	150,592	103,365	0.84%
Voya CLO 2016-1, Ltd.(m)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	175,385	137,700	1.12%
Total Structured Subordinated Notes							$5,479,805	$3,762,422	30.53%

Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$603,000	4.90%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	7,879	0.06%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	53,825	0.44%
Total Equity/Other							$1,667,943	$664,704	5.40%

Total Portfolio Investments							$21,190,409	$16,630,487	135.01%
(a)    Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2023, 20% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2023. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML") and three-month ("3ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at December 31, 2023 was $16,630,487, representing 100% of our total investments.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2023 (Continued)
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
(n) As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the the six months ended December 31, 2023.

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(o)     The interest rate on these investments, excluding those on non-accrual, contains a paid in kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the the six months ended December 31, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	3.89%	6.61%	—%	(A)
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%

(A) On December 29, 2023, the Aventive Technologies, LLC First Lien Loan was amended to allow for a portion of interest accruing in cash to be payable in kind.

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
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the year ended June 30, 2023:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Rising Tide Holdings, Inc. - First Lien Term Loan	3.75%	—%	3.75%
Shutterfly Finance, LLC - Second Lien Term Loan	—%	4.00%	4.00%

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”, “PFLOAT”, “our”, “us”, “we”), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations (“CLOs”), which we also refer to as subordinated structured notes (“SSNs”). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the "Securities Act"), which first became effective on September 4, 2012 (the “Offering”). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC (“TPS”) terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (“PCS”) as the Company’s dealer manager for the Company’s offering to “accredited investors” (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the “Private Offering”) on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the “Multi-Class Offering”). In connection with the Multi-Class Offering, the Company intends to authorize the issuance of separate classes of its common stock and designate such classes Class S, Class D and Class I common stock, respectively (the "Common Stock"). The registration statement has not been declared effective by the SEC and no Common Stock may be sold in connection with the Multi-Class Offering until such registration statement is declared effective by the SEC.

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

On and effective August 5, 2020, the Company changed its name to Prospect Flexible Income Fund, Inc. from TP Flexible Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented. On and effective January 10, 2022, the Company changed its name to Prospect Sustainable Income Fund, Inc. from Prospect Flexible Income Fund, Inc. To effectuate the name change, the Company filed Articles of Amendment to its Fourth Articles of Amendment and Restated, as amended and supplemented, and amended and restated its Second Amended and Restated Bylaws. On and effective September 16, 2022, the Company changed its name to Prospect Floating Rate and Alternative Income Fund, Inc. from Prospect Sustainable Income Fund, Inc. by filing Articles of Amendment to its Fourth Articles of Amendment and Restatement, as amended and supplemented, and amended and restated its Third Amended and Restated Bylaws.

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

On May 16, 2019, we formed a wholly-owned subsidiary, TP Flexible Funding, LLC (the “SPV”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that were used as collateral for the Credit Facility (as defined in Note 10) at the SPV. This subsidiary has been consolidated since operations commenced. On and effective August 5, 2020, the Company changed the name of the SPV to Prospect Flexible Funding, LLC.

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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of December 31, 2023 and June 30, 2023, cash equivalents were $4,994,925 and $4,997,938, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
open trades or receivable for open trades in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and June 30, 2023, we have no assets going through foreclosure.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2023 and June 30, 2023, our qualifying assets as a percentage of total assets stood at 79.87% and 82.67%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2023 and June 30, 2023, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2023 and 2022, PIK interest included in interest income totaled $36,876 and $0, respectively. For the six months ended December 31, 2023 and 2022, PIK interest included in interest income totaled $58,870 and $162 respectively. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2023, the Company expects to have no excise tax due for the 2023 calendar year. As of December 31, 2023, the Company has accrued $0 of excise tax for this period.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2023, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.
NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	18,388	$107,933	19,727	$133,748
Repurchase of common shares	(21,112)	(113,371)	(23,434)	(155,832)
Net (decrease)/increase from capital transactions	(2,724)	$(5,438)	(3,707)	$(22,084)

	Six Months Ended December 31, 2023		Six Months Ended December 31, 2022
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	36,803	$219,938	40,904	$287,029
Repurchase of common shares	(41,075)	(234,940)	(45,252)	(308,337)
Net (decrease)/increase from capital transactions	(4,272)	$(15,002)	(4,348)	$(21,308)
Status of Prior Public Offering
On and effective February 19, 2021, the Company terminated the Offering.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The respective net increase/(decrease) from capital transactions during the three and six months ended December 31, 2023 and 2022 includes reinvested stockholder distributions as noted in the table above.
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended December 31, 2023
December 31, 2023	November 9, 2023	21,112	7%	$5.37	$113,371
Total for the three months ended December 31, 2023		21,112			$113,371

Six months ended December 31, 2023
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	7%	$5.37	113,371
Total for the six months ended December 31, 2023		41,075			$234,940

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
Total for the year ended June 30, 2023		45,252			$308,337

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $349,822 and $226,969, respectively. For the six months ended December 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $564,822 and $278,800, respectively. During the three and six months ended December 31, 2022, $8,750 and $17,500, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. During the three and six months ended December 31, 2023, $12,750 and $21,500, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.As of December 31, 2023 and June 30, 2023, $1,432,456 and $868,634, respectively, was payable to the Administrator, US Bank and BNY by the Company.
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

The Investment Advisory Agreement, as amended and restated, is further discussed below.

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
During the three months ended December 31, 2023 and 2022, the total base management fee incurred by the Adviser was $74,073 and $105,950, respectively, which were waived by the Adviser. During the six months ended December 31, 2023 and 2022, the total base management fee incurred by the Adviser was $157,432 and $218,384, respectively, which were waived by the Adviser. As of December 31, 2023 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of December 31, 2023 or June 30, 2023. During the three and six months ended December 31, 2023 and 2022, there were no incentive fees incurred.
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
Under the terms of the relief permitting us to co-invest with other funds managed by our Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2023 and 2022. The officers do not receive any direct compensation from the Company.

Expense Limitation and Expense Reimbursement Agreements

Expense Limitation Agreement with the Adviser

We previously entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. Amounts waived pursuant to the Former ELA ceased being eligible for repayment after September 30, 2023. On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, as amended and restated on July 7, 2021, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, we entered into a Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA” and, together with the First Amended and Restated ELA and the Second Amended and Restated ELA, the "ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024, as discussed below. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the First and Second

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Amended and Restated ELAs.The ELA has an initial term ending on June 30, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $74,073 and $105,950 for the three months ended December 31, 2023 and 2022, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $157,432 and $218,384 for the six months ended December 31, 2023 and 2022, respectively.

Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within three years of the date on which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).

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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
Total	$1,335,323		$1,335,323

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

NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended December 31, 2023 and 2022:

	Distributions
For the Six Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
December 31, 2023
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
Total for the Six Months Ended December 31, 2023		$492,032

	Distributions
For the Six Months Ended	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
December 31, 2022
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,126
Total for the Six Months Ended December 31, 2022		$619,776

The following PFLOAT distributions were previously declared and have record dates subsequent to December 31, 2023:

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
January 26, 2024	February 2, 2024	$0.02920
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the six months ended December 31, 2023 and 2022, the Company's officers and directors did not purchase any shares of our stock.
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

The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2023 and 2022 were as follows:

	Tax Year Ended
	December 31, 2023		December 31, 2022
Ordinary income	$—		$1,195,912
Return of capital	948,614		131,777
Total distributions paid to stockholders	$948,614	(1)	$1,327,689	(2)
(1)    For the tax year ended December 31, 2023, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and are reported on the 2023 Form 1099-DIV. For the tax year ended December 31, 2023, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and will be reported on the 2024 Form 1099-DIV.
(2)    For the tax year ended December 31, 2022, $80,441 of the 2021 declared distributions are allocable to 2022 for federal income tax purposes and was reported on the 2022 Form 1099-DIV. For the tax year ended December 31, 2022, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and are reported on the 2023 Form 1099-DIV.

As of September 27, 2023 when our prior Form 10-K was filed for the year ended June 30, 2023, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2023, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2023 changed from $10,233,154 to $9,884,444, with $348,710 being reclassified to return of capital from ordinary income.

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

The Company's cost basis of investments as of December 31, 2023 for tax purposes was $18,922,808, resulting in an estimated net unrealized loss of $2,292,320. The gross unrealized gains and losses as of December 31, 2023 were $527,602 and $2,819,923, respectively. The Company's cost basis of investments as of June 30, 2023 for tax purposes was $24,297,629, resulting in an estimated net unrealized loss of $2,382,442. The gross unrealized gains and losses as of June 30, 2023 were $481,915 and $2,864,357, respectively.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2023 and 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Tax Year Ended December 31, 2023	Tax Year Ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(1,662,664)	$(3,303,225)
Net realized (gains) losses on investments	983,058	147,942
Net change in unrealized (gains) losses on investments	442,632	3,461,044
Other temporary book-to-tax differences	174,975	27,795
Permanent differences	(8,210)	155,829
Taxable income (loss) before deductions for distributions	$(70,209)	$489,385

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2023 and December 31, 2022, we had capital loss carryforwards of $6,570,844 and $4,290,349, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.

As of our most recent tax year ended December 31, 2023, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

Tax Year Ended December 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(6,570,844)

In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2023, we increased overdistributed net investment income by $61,999 and decreased capital in excess of par value by $61,999. During the tax year ended December 31, 2022, we increased overdistributed net investment income by $155,829 and decreased capital in excess of par value by $155,829. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2023 are being recorded in the fiscal year ending June 30, 2024 and the reclassifications for the taxable year ended December 31, 2022 were recorded in the fiscal year ended June 30, 2023.
NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $36,876 and $0 during the three months ended December 31, 2023 and 2022, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $58,820 and $162 during the six months ended December 31, 2023 and 2022, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $0 during the three months ended December 31, 2023 and 2022, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $997,560 and $0 during the six months ended December 31, 2023 and 2022, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $96,760 and $707,688 were received during the three months ended December 31, 2023 and 2022, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $3,737,814 and $2,066,272 were received during the six months ended December 31, 2023 and 2022, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $96,760 and $707,688 were received during the three months ended December 31, 2023 and 2022 respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $4,735,374 and $2,066,272 were received during the six months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and June 30, 2023, 94% and 97%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $15,677,708 and $21,165,192, respectively. As of December 31, 2023 and

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
June 30, 2023, 89% and 94%, respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $18,769,836 and $23,968,381, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$11,517,085	$10,516,525	63%
Senior Secured Loans-Second Lien	1,772,946	1,398,761	8%
Senior Secured Notes	752,630	288,075	2%
Structured Subordinated Notes	5,479,805	3,762,422	23%
Equity/Other	1,667,943	664,704	4%
Total Portfolio Investments	$21,190,409	$16,630,487	100%

	June 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%
Senior Secured Notes	752,867	271,899	1%
Structured Subordinated Notes	5,764,411	4,386,757	20%
Equity/Other	670,383	478,096	2%
Total Portfolio Investments	$25,391,631	$21,915,187	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and June 30, 2023:

	December 31, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$3,762,422	23%
Healthcare & Pharmaceuticals	2,594,623	16%
Services: Business	2,279,109	14%
Telecommunications	2,018,304	12%
Media: Diversified and Production	1,398,761	8%
Services: Consumer	1,374,491	8%
Media: Broadcasting & Subscription	972,576	6%
Wholesale	953,244	6%
Beverage, Food & Tobacco	927,178	5%
Financial	288,075	2%
Consumer goods: Non-Durable	53,825	—%
Retail	7,879	—%
Total	$16,630,487	100%

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,386,757	20%
Healthcare & Pharmaceuticals	2,880,134	13%
Services: Consumer	2,741,742	13%
Services: Business	2,507,919	11%
Telecommunications	2,324,213	11%
Wholesale	1,662,469	8%
Media: Diversified and Production	1,416,049	7%
Media: Broadcasting & Subscription	971,690	4%
Beverage, Food & Tobacco	920,151	4%
Consumer goods: Durable	678,492	3%
Consumer goods: Non-Durable	669,880	3%
Automotive	470,696	2%
Financial	271,899	1%
Retail	13,096	—%
Total	$21,915,187	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2023 and June 30, 2023, respectively:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$1,690,147	$8,826,378	$10,516,525
Senior Secured Loans-Second Lien	—	—	1,398,761	1,398,761
Senior Secured Notes	—	—	288,075	288,075
Structured Subordinated Notes	—	—	3,762,422	3,762,422
Equity/Other	—	—	664,704	664,704
Total Portfolio Investments	$—	$1,690,147	$14,940,340	$16,630,487

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$2,129,472	$13,232,914	$15,362,386
Senior Secured Loans-Second Lien	—	—	1,416,049	1,416,049
Senior Secured Notes	—	—	271,899	271,899
Structured Subordinated Notes	—	—	4,386,757	4,386,757
Equity/Other	—	—	478,096	478,096
Total Portfolio Investments	$—	$2,129,472	$19,785,715	$21,915,187

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
Changes in Valuation Techniques
During the six months ended December 31, 2023, the valuation methodology for DTI Holdco, Inc. (“DTI Holdco”) for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using market quotes, since market quotes were more active in the current period. As a result of a tightening credit market spreads and an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco increased to $736,903 as of December 31, 2023, a premium of $16,900 from its amortized cost, compared to the $(17,735) unrealized depreciation recorded at June 30, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2023 and June 30, 2023:

	December 31, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,456,741	$2,594,623	16%
Services: Business	2,625,765	2,279,109	14%
Telecommunications	2,303,386	2,018,304	12%
All Other Industries	13,804,517	9,738,451	59%
Total	$21,190,409	$16,630,487	100%

	June 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,942,734	$2,880,134	13%
Services: Consumer	3,004,329	2,741,742	13%
Services: Business	2,647,846	2,507,919	11%
Telecommunications	2,283,486	2,324,213	11%
All Other Industries	14,513,236	11,461,179	52%
Total	$25,391,631	$21,915,187	100%

As of December 31, 2023, investments in California and Tennessee comprised 14.3% and 12.0%, respectively, of our investments at fair value, with a cost of $2,739,931 and $1,984,384, respectively, and a fair value of $2,371,337 and $1,991,623, respectively. As of June 30, 2023 investments in Tennessee, California and Connecticut comprised, 12.0%, 10.9% and 10.3%, respectively, of our investments at fair value, with a cost of $2,698,856, $2,735,828 and $2,395,186, respectively, and a fair value of , $2,626,623, $2,387,739 and $2,264,823, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following is a reconciliation for the six months ended December 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains (losses) on investments	(82,766)	—	—	—	—	(82,766)
Net change in unrealized gains (losses) on investments	(507,776)	(31,932)	16,412	(339,730)	(810,952)	(1,673,978)
Net realized and unrealized gains (losses) on investments	(590,542)	(31,932)	16,412	(339,730)	(810,952)	(1,756,744)
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	18,818	40,052	—	—	—	58,870
Accretion (amortization) of purchase discount and premium, net	(7,881)	(7,768)	(236)	—	—	(15,885)
Repayments and sales of portfolio investments	(2,446,952)	(17,640)	—	—	—	(2,464,592)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	—	(284,605)	(284,605)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(710,099)	—	—	—	—	(710,099)
Fair Value at December 31, 2023	$8,826,378	$1,398,761	$288,075	$3,762,422	$664,704	$14,940,340

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(578,048)	$(31,932)	$16,412	$(339,730)	$(810,952)	$(1,744,250)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2023, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(668,409)	(33,506)	(296,188)	(106,397)	(1,104,500)
Net realized and unrealized gains (losses) on investments	(668,409)	(33,506)	(296,188)	(106,397)	(1,104,500)
Payment-in-kind interest	—	162	—	—	162
Accretion (amortization) of purchase discount and premium, net	34,021	2,722		—	36,743
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(68,693)	—	(68,693)
Repayments and sales of portfolio investments	(1,900,887)	(13,342)	—	(10,728)	(1,924,957)
Transfers into Level 3(1)	5,422,493	—	—	—	5,422,493
Transfers out of Level 3(1)	(1,407,887)	—	—	—	(1,407,887)
Fair Value at December 31, 2022	$21,430,956	$467,500	$4,761,868	$523,875	$27,184,199

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(678,500)	$(34,390)	$(296,188)	$(106,397)	$(1,115,475)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2022, one of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for these investments there were less observable inputs such as trades from independent pricing services. During the six months ended December 31, 2022, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$379,399	Sensitivity Analysis (Current Value Method)	Enterprise Values	0.30x	to	0.40x		0.35x
Senior Secured First Lien Debt	8,446,979	Discounted Cash Flow (Yield Analysis)	Market Yield	8.67%	to	26.45%		15.36%
Senior Secured Second Lien Debt	1,398,761	Discounted Cash Flow (Yield Analysis)	Market Yield	17.07%	to	18.82%		17.95%
Senior Secured Notes	288,075	Discounted Cash Flow (Yield Analysis)	Market Yield	31.34%	to	56.33%		43.84%
Equity/Other	664,704	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.40x	to	9.25x		7.81x
Subordinated Structured Notes	3,762,422	Discounted Cash Flow	Discount Rate	7.32%	to	29.01%	(1)	18.41%	(1)
	$14,940,340
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
For the three and six months ended December 31, 2023 and 2022, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and six months ended December 31, 2023, there were no accelerated original issue discounts due to repayments included in interest income. For the three and six months ended December 31, 2022, there were accelerated original issue discounts due to repayments of $4,223 and $7,243, respectively, included in interest income. For the three and six months ended December 31, 2023 and 2022, there was no early repayment income included in interest income.
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

As of December 31, 2023 and June 30, 2023, there were no unfunded commitments made by the Company.
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

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of December 31, 2023, there was a $4,200,000 balance on the Senior Secured Revolving Credit Facility.

As of December 31, 2023 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of December 31, 2023 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of December 31, 2023 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of December 31, 2023 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2023 and 2022, we recorded $0 and $320,992 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the six months ended December 31, 2023 and 2022, we recorded $163,178 and $590,250 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended December 31, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $0, respectively. During the six months ended December 31, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $(66,844) and $0, respectively.

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

During the six months ended December 31, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of December 31, 2023, we had $4,200,000 outstanding on our Senior Secured Revolving Credit Facility. As of December 31, 2023, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $16,630,487, which represents 100% of our total investments for the period. As of December 31, 2023, cash balances of $505,541 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $4,200,000 and is categorized as Level 2 under ASC 820 as of December 31, 2023. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $884,762 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of December 31, 2023, $806,503 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three and six months ended December 31, 2023, we recorded $197,033 and $257,224, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

For the three months ended December 31, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 7.94% and 6.43%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. During the six months ended December 31, 2023 and 2022  the average stated interest rate (i.e., rate in effect plus the spread) was 7.60% and 5.73%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the three months ended December 31, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,379,348 and $18,684,783, respectively. For the six months ended December 31, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,901,087 and $19,394,022, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a):
Net asset value at beginning of period	$5.44	$6.67	$6.10	$7.03
Net investment income (loss)	(0.12)	0.06	(0.21)	0.09
Net realized and unrealized (losses) on investments	(0.11)	(0.39)	(0.54)	(0.63)
Net realized (losses) on extinguishment of debt	—	—	(0.03)	—
Net decrease in net assets resulting from operations	(0.23)	(0.33)	(0.78)	(0.54)
Distributions(b)
Return of capital distributions	(0.10)	(0.02)	(0.20)	(0.06)
Distributions from net investment income	—	(0.10)	—	(0.2)
Total Distributions	(0.10)	(0.12)	(0.20)	(0.26)
Other (c)	0.01	0.01	—	—
Net asset value at end of period	$5.12	$6.23	$5.12	$6.23
Total return based on net asset value (d)	(4.21)%	(4.93)%	(13.08)%	(7.94)%

Supplemental Data:
Net assets at end of period	$12,317,524	$14,767,963	$12,317,524	$14,767,963
Average net assets	$12,712,175	$15,306,706	$13,372,737	$15,771,462
Average shares outstanding	2,406,920	2,373,798	2,405,143	2,374,492
Ratio to average net assets:
Total annual expenses(e)	26.14%	21.59%	25.15%	21.08%
Total annual expenses (after expense limitation agreement)(e)	23.81%	18.82%	22.79%	18.31%
Net investment income (loss)(e)	(8.85)%	3.96%	(7.53)%	2.83%

Portfolio Turnover	—%	—%	—%	—%

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
(e) Annualized for the three and six months ended December 31, 2023 and 2022.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2023:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019(e)
Per Share Data(a):
Net asset value at beginning of year	$7.03	$8.36	$8.28	$9.88	$9.89
Net investment income (loss)	0.20	0.31	(0.08)	0.24	0.91
Net realized and unrealized (losses) gains on investments	(0.65)	(1.05)	0.82	(1.22)	(1.11)
Net increase (decrease) in net assets resulting from operations	(0.45)	(0.74)	0.74	(0.98)	(0.20)
Distributions(b)
Return of capital distributions(f)	(0.28)	(0.16)	(0.46)	(0.57)	(0.54)
Distributions from net investment income(f)	(0.20)	(0.43)	(0.19)	(0.15)	(0.03)
Total Distributions	(0.48)	(0.59)	(0.65)	(0.72)	(0.57)
Offering costs	—	—	—	—	0.61
Other (c)	—	—	(0.01)	0.10	0.15
Net asset value at end of year	6.10	$7.03	$8.36	$8.28	$9.88
Total return based on net asset value (d)	(6.67)%	(9.60)%	9.03%	(10.13)%	7.52%

Supplemental Data:
Net assets at end of year	$14,693,862	$16,700,975	$19,947,807	$19,558,400	$23,410,715
Average net assets	$15,303,274	$18,912,658	$20,055,524	$21,234,189	$12,536,923
Average shares outstanding	283,649	2,380,229	2,377,461	2,366,005	1,297,582
Ratio to average net assets:
Total annual expenses	21.06%	15.70%	20.07%	16.41%	23.48%
Total annual expenses (after expense support agreement/expense limitation agreement)	18.3%	12.47%	18.44%	13.07%	9.11%
Net investment income (loss)	3.2%	3.95%	(0.93)%	2.67%	2.15%

Portfolio Turnover	—%	35.34%	17.83%	24.56%	93.42%

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
(f) The amounts reflected for the year ended June 30, 2022 and 2021 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2022 and 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of December 31, 2023 and June 30, 2023, our asset coverage ratio stood at 393% and 271%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2023	$4,200,000	$3,933	—	—
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net decrease in net assets resulting from operations	$(546,884)	$(774,616)	$(1,869,304)	$(1,291,928)
Weighted average common shares outstanding	2,406,920	2,373,798	2,405,143	2,374,492
Net decrease in net assets resulting from operations per share	$(0.23)	$(0.33)	$(0.78)	$(0.54)
NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2024 and ending February 12, 2024, the Company issued 12,752 shares pursuant to its distribution reinvestment plan in the amount of $68,483.
On January 30, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of January 31, 2024. The exact number of shares sold will not be known until the Company's net asset value per share as of January 31,

2024 is determined, which is expected in the middle of February 2024. The shares are issued as of February 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Investment Activity
During the period beginning January 1, 2024 and ending February 12, 2024, the Company made five investments totaling $8,283,950.

Subsequent to December 31, 2023, Research Now signed a forbearance agreement amending the cash payment rate. A portion of the interest payment due on February 1, 2024 was adjusted from three month SOFR plus 5.5% to three month SOFR plus 1.00% for the interest period from November 1, 2023 through February 1, 2024.

Senior Secured Revolving Credit Facility

On February 1, 2024, we paid down $4,200,000 on the Senior Secured Revolving Credit Facility. As of February 12, 2024, there was a $0 outstanding Senior Secured Revolving Credit Facility balance. On January 30, 2024, the Company entered into the first amendment (the “First Amendment”) to the Senior Secured Revolving Credit Agreement. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Agreement to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an Automatic Commitment Increase which increased the aggregate commitment from $65,000,000 to $75,000,000.

Distributions

On February 8, 2024, the Board of Directors declared a distribution for the month of February 2024, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the second fiscal quarter ended December 31, 2023. The distribution has a monthly record date as of the close of business of the last Friday in February 2024 and equals a weekly amount of $0.00685 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
February 23, 2024	March 1, 2024	$0.02740
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

As of February 12, 2024, we have sold a total of 2,417,932 shares of common stock, including 489,001 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $32,010,343, including the reduction due to $(4,474,819) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the “TPIC Adviser”) in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser

Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and six months ended December 31, 2023, there were no purchased investment securities (excluding short-term securities). During the three and six months ended December 31, 2023, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the three and six months ended December 31, 2023, sales and redemptions of investment securities (excluding short-term securities) were $96,760 and $3,737,814, respectively, resulting in a total net portfolio decline of $(96,760) for the three months ended December 31, 2023 and a total net portfolio decline of $(3,737,814) for the six months ended December 31, 2023.
Debt Issuances and Redemptions
During the six months ended December 31, 2023, we fully repaid our Credit Facility (as defined herein). On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of December 31, 2023, there was $4,200,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 7,135, 5,630 and 5,653 shares of our common stock on October 6, 2023, November 3, 2023 and December 1, 2023, respectively.
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
Investments
Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on directly originating senior secured first lien loans and senior secured second lien loans and making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market. “Risk-adjusted returns” refers to a measure of investment return per unit of risk and provides a framework to compare and evaluate investment opportunities with differing risk/return profiles. The term “risk-adjusted returns” does not imply that we employ low-risk strategies or that an investment should be considered a low-risk or no risk investment.

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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and six months ended December 31, 2023, there were no purchased investment securities (excluding short-term securities). During the three and six months ended December 31, 2023, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the three and six months ended December 31, 2023, sales and redemptions of investment securities (excluding short-term securities) were $96,760 and $3,737,814, respectively, resulting in a total net portfolio decline of $(96,760) for the three months ended December 31, 2023 and a total net portfolio decline of $(3,737,814) for the six months ended December 31, 2023. As of December 31, 2023, our investment portfolio, with a total fair value of $16,630,487, consisted of interests in 39 investments (71% in senior secured loans, 2% in senior secured notes, 4% in equity/other and 23% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after December 31, 2023 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on September 27, 2023.
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
Portfolio Holdings
As of December 31, 2023, our investment portfolio, with a total fair value of $16,630,487, consisted of interests in 15 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2023 and June 30, 2023:

	As of December 31, 2023			As of June 30, 2023
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$11,517,085	$10,516,525	63%	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,772,946	1,398,761	8%	1,758,303	1,416,049	7%
Equity/Other	1,667,943	664,704	4%	670,383	478,096	2%
Senior Secured Notes	752,630	288,075	2%	752,867	271,899	1%
Structured subordinated notes	5,479,805	3,762,422	23%	5,764,411	4,386,757	20%
Total	$21,190,409	$16,630,487	100%	$25,391,631	$21,915,187	100%

Number of portfolio companies	15			19
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	98%			99%
% Fixed Rate (based on fair value)(1)	2%			1%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10%			11%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	7%			7%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	4%			10%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9%			11%
% Weighted Average Yield (based on cost) for the entire portfolio	8%			10%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and June 30, 2023:

	December 31, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,479,802	26%	$3,762,422	23%
Healthcare & Pharmaceuticals	2,456,741	12%	2,594,623	16%
Services: Business	2,625,765	12%	2,279,109	14%
Telecommunications	2,303,386	11%	2,018,304	12%
Media: Diversified and Production	1,772,946	8%	1,398,761	8%
Services: Consumer	1,686,932	8%	1,374,491	8%
Media: Broadcasting & Subscription	966,985	5%	972,576	6%
Wholesale	988,645	5%	953,244	6%
Beverage, Food & Tobacco	960,986	5%	927,178	5%
Financial	752,630	3%	288,075	2%
Consumer goods: Non-Durable	997,560	5%	53,825	—%
Retail	198,026	—%	7,879	—%
Total	$21,190,404	100%	$16,630,487	100%

	June 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,764,411	23%	$4,386,757	20%
Healthcare & Pharmaceuticals	2,942,734	12%	2,880,134	13%
Services: Consumer	3,004,329	12%	2,741,742	13%
Services: Business	2,647,846	10%	2,507,919	11%
Telecommunications	2,283,487	9%	2,324,213	11%
Wholesale	1,917,882	7%	1,662,469	8%
Media: Diversified and Production	1,758,303	7%	1,416,049	7%
Media: Broadcasting & Subscription	977,525	4%	971,690	4%
Beverage, Food & Tobacco	972,281	4%	920,151	4%
Consumer goods: Durable	703,653	3%	678,492	3%
Consumer goods: Non-Durable	997,560	4%	669,880	3%
Automotive	470,727	2%	470,696	2%
Financial	752,867	3%	271,899	1%
Retail	198,026	—%	13,096	—%
Total	$25,391,631	100%	$21,915,187	100%
As of December 31, 2023 and June 30, 2023, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of December 31, 2023 and June 30, 2023:

	December 31, 2023				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	21,190,409	100%	16,630,487	100%	25,391,631	100%	21,915,187	100%
Total Investments	$21,190,409	100%	$16,630,487	100%	$25,391,631	100%	$21,915,187	100%

Net Asset Value
During the three and six months ended December 31, 2023, our net asset value decreased by $(789,300), or $(0.32) per share, and $(2,376,338), or $(0.98) per share, respectively. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $(265,498), or $(0.11) per weighted average share, for the three months ended December 31, 2023 and $(1,298,706), or $(0.54) per weighted average share, for the six months ended December 31, 2023. For the three and six months ended December 31, 2023, our net asset value further decreased by $0.22 per share and $0.41 per share, respectively, related to distributions and our net investment income (loss) of $(281,386) for the three months ended December 31, 2023, and $(503,754) for the six months ended December 31, 2023. For the six months ended December 31, 2023, our net asset value further decreased by $(66,844) or $(0.03) per share from the realized loss on the extinguishment of debt. The following table shows the calculation of net asset value per share as of December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
Net assets	$12,317,524	$14,693,862
Shares of common stock issued and outstanding	2,405,180	2,409,452
Net asset value per share	$5.12	$6.10
Results of Operations
Investment Income
For the three months ended December 31, 2023 and 2022, we generated $475,158 and $871,660, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the six months ended December 31, 2023 and 2022, we generated $1,020,274 and $1,667,174, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three and six months ended December 31, 2023, investment income was lower as we held fewer investments. This was partially offset by rising interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 1 additional investment with an effective yield estimated to be 0% for the three months ended December 31, 2023 and 6 additional investments with an effective yield estimated to be 0% for the six months ended December 31, 2023, as expected future cash flows are anticipated to not be sufficient to repay these investment at cost as well as many investments exiting the reinvestment period.
For the three months ended December 31, 2023 and 2022, PIK interest included in interest income totaled $36,876 and $0, respectively. For the six months ended December 31, 2023 and 2022, PIK interest included in interest income totaled $58,870 and $162, respectively. For the three and six months ended December 31, 2023, PIK interest included in interest income was higher due to an amendment on an investment which now has partial PIK interest. For the three and six months ended December 31, 2022, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $830,617 and $826,049 for the three months ended December 31, 2023 and 2022, respectively. Total operating expenses before expense limitation support totaled $1,681,460 and $1,662,368 for the six months ended December 31, 2023 and 2022, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.

The base management fees for the three months ended December 31, 2023 and 2022, respectively, were $74,073 and $105,950. The base management fees for the six months ended December 31, 2023 and 2022, respectively, were $157,432 and $218,384. Base management fees were lower for the three and six months ended December 31, 2023 due to the reduction in average total assets. Management fees for the the three and six months ended December 31, 2023 and 2022 were waived.
The interest and credit facility expense for the three months ended December 31, 2023 and 2022, respectively, were $197,033 and $320,992. The interest and credit facility expense for the six months ended December 31, 2023 and 2022, respectively, were $487,246 and $590,250. The interest and credit facility expenses were lower for the three and six months ended December 31, 2023, due to a reduction in the credit facility balance which was partially offset by an increase in the three-month interest rates. For the three months ended December 31, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 7.94% and 6.43%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. During the six months ended December 31, 2023 and 2022  the average stated interest rate (i.e., rate in effect plus the spread) was 7.60% and 5.73%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the three months ended December 31, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,379,348 and $18,684,783, respectively. For the six months ended December 31, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,901,087 and $19,394,022, respectively. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended December 31, 2023 and 2022, respectively, were $0 and $4,281. The offering costs for the six months ended December 31, 2023 and 2022, respectively, were $0 and $12,794 The offering costs were higher for the three and six months ended December 31, 2022 because we incurred initial costs associated with launching a private placement offering. The offering costs were lower for the three and six months ended December 31, 2023 because the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering are being capitalized and will be expensed once the Multi-Class Offering has commenced.
The legal expenses for the three months ended December 31, 2023 and 2022, respectively, were $15,199 and $30,088. The legal expenses for the six months ended December 31, 2023 and 2022, respectively, were $42,604 and $98,567. The legal expenses for the three and six months ended December 31, 2022 were higher due to additional costs associated with launching a private placement offering.
The valuation services for the three months ended December 31, 2023 and 2022, respectively, were $4,000 and $5,000. The valuation services for the six months ended December 31, 2023 and 2022, respectively, were $8,000 and $10,000. The valuation costs for the three and six months ended December 31, 2023 were lower due to a reduction in investments held.
The general and administrative expense for the three months ended December 31, 2023 and 2022, respectively, were $8,271 and $(12,698). The general and administrative expense for the six months ended December 31, 2023 and 2022, respectively, were $105,789 and $44,903. The general and administrative expense for the three and six months ended December 31, 2023 were higher due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(74,073) and $(105,950) for the three months ended December 31, 2023 and 2022, respectively. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(157,432) and $(218,384) for the six months ended December 31, 2023 and 2022, respectively.

Net Investment Income (Loss)
Our net investment (loss) income totaled $(281,386) and $151,561 for the three months ended December 31, 2023 and 2022, respectively. Our net investment (loss) income totaled $(503,754) and $223,190 for the six months ended December 31, 2023 and 2022, respectively. The net investment income for the three and six months ended December 31, 2023 was lower due to an increase in Administrator expenses and general and administrative expense as well as a decrease in interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2023 and 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $96,760 and $707,688, from which we realized gains (losses) of $(33) and $(147,942), respectively. For the six months ended December 31, 2023 and 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $3,737,814 and $2,066,272, from which we realized gains (losses) of $215,228 and $147,942, respectively. During the the six months ended December 31, 2023, we recognized a realized loss from debt of $66,844 related to the termination of the Credit Facility.

Net Unrealized Gains/Losses on Investments

Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2023 and 2022, net change in unrealized gains (losses) totaled $(265,465) and $(778,235), respectively. For the six months ended December 31, 2023 and 2022, net change in unrealized gains (losses) totaled $(1,083,478) and $(1,367,176), respectively. For the three and six months ended December 31, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of December 31, 2023, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after June 30, 2024, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. As of December 31, 2023, we have not sold any shares in our Private Offering.
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

For the six months ended December 31, 2023 and 2022, our operating activities provided (used) $5,513,719 and $2,686,988 of cash, respectively. The change is primarily driven by an increase in a payable for accrued legal and administrator fees, an open trade, an increase in the change of unrealized losses on investments, an increase in the amortization of deferred financing costs and an increase in repayments and sales of investments. For the the six months ended December 31, 2023 and 2022, operating activities included the repayments and sales of portfolio investments of $3,737,814 and $2,066,272, respectively. Financing activities (used) provided $5,805,809 and $3,335,797 of cash during the six months ended December 31, 2023 and 2022, respectively, which included dividend payments of $282,500 and $327,460, respectively. For the six months ended December 31, 2023 and 2022, we repaid $10,600,000 and $2,700,000, respectively, under the credit facility.

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

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of December 31, 2023, there was a $4,200,000 balance on the Senior Secured Revolving Credit Facility.

As of December 31, 2023 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of December 31, 2023 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of December 31, 2023 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of December 31, 2023 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2023 and 2022, we recorded $230,022 and $320,992 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the six months ended December 31, 2023 and 2022, we recorded $230,022 and $590,250 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended December, 31 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $0, respectively. During the six months ended December 31, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $(66,844) and $0, respectively.

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

During the six months ended December 31, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of December 31, 2023, we had $4,200,000 outstanding on our Senior Secured Revolving Credit Facility. As of December 31, 2023, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $16,630,487, which represents 100% of our total investments for the period. As of December 31, 2023, cash balances of $505,541 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $4,200,000 and is categorized as Level 2 under ASC 820 as of December 31, 2023. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $884,762 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of December 31, 2023, $806,503 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2023, we recorded $197,033 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense. During the six months ended December 31, 2023, we recorded $257,224 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on February 12, 2024 and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2024 and ending February 12, 2024, the Company issued 12,752 shares pursuant to its distribution reinvestment plan in the amount of $68,483.
On January 30, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of January 31, 2024. The exact number of shares sold will not be known until the Company's net asset value per share as of January 31, 2024 is determined, which is expected in the middle of February 2024. The shares are issued as of February 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Investment Activity
During the period beginning January 1, 2024 and ending February 12, 2024, the Company made five investments totaling $8,283,950.

Subsequent to December 31, 2023, Research Now signed a forbearance agreement amending the cash payment rate. A portion of the interest payment due on February 1, 2024 was adjusted from three month SOFR plus 5.5% to three month SOFR plus 1.00% for the interest period from November 1, 2023 through February 1, 2024.
Senior Secured Revolving Credit Facility

On February 1, 2024, we paid down $4,200,000 on the Senior Secured Revolving Credit Facility. As of February 12, 2024, there was a $0 outstanding Senior Secured Revolving Credit Facility balance. On January 30, 2024, the Company entered into the first amendment (the “First Amendment”) to the Senior Secured Revolving Credit Agreement. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Agreement to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an Automatic Commitment Increase which increased the aggregate commitment from $65,000,000 to $75,000,000.

Distributions

On February 8, 2024, the Board of Directors declared a distribution for the month of February 2024, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the second fiscal quarter ended December 31, 2023. The distribution has a monthly record date as of the close of business of the last Friday in February 2024 and equals a weekly amount of $0.00685 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
February 23, 2024	March 1, 2024	$0.02740
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

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended December 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $362,572 and $235,719, respectively. For the six months ended December 31, 2023 and 2022, allocation of overhead from the Administrator to the Company was $586,322 and

$296,300, respectively. As of December 31, 2023 and June 30, 2023, $1,432,456 and $868,634, respectively, was payable to the Administrator by the Company.
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
Under the terms of the relief permitting us to co-invest with other funds managed by our Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2023 and 2022. The officers do not receive any direct compensation from the Company.

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. Amounts waived pursuant to the Former ELA ceased being eligible for repayment after September 30, 2023. On and effective April 20, 2021, the Company entered into a new expense limitation agreement with the Adviser, which was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, the Company entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, the Company entered into the Third Amended and Restated Expense Limitation Agreement (the “Third Amended and Restated ELA” and, together with the First Amended and Restated ELA and the Second Amended and Restated ELA, the "ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. Other than this change, the terms and conditions of the Third Amended and Restated ELA are identical to those of the First and Second Amended and Restated ELAs. The ELA has an initial term ending on June 30, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms. Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the ELA through June 30, 2024. The Former ELA did not contain this guaranteed waiver. Other than this guaranteed waiver, the terms and conditions of the ELA are substantially similar to those of the Former ELA. See “Expense Limitation Agreement” below.

Expense Limitation Agreement

Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through June 30, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the “Annual Limit”). After June 30, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term “Operating Expenses” with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item “organization and offering” expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $74,073 and $105,950 for the three months ended December 31, 2023 and 2022, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $157,432 and $218,384 for the six months ended December 31, 2023 and 2022, respectively.
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an “ELA Reimbursement”) by us within the three years of the date on which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
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

The Investment Advisory Agreement, as amended and restated, is further discussed below.

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
During the three months ended December 31, 2023 and 2022, the total base management fee incurred by the Adviser was $74,073 and $105,950, respectively, which were waived by the Adviser. During the six months ended December 31, 2023 and 2022, the total base management fee incurred by the Adviser was $157,432 and $218,384, respectively, which were waived by the Adviser. As of December 31, 2023 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of December 31, 2023 or June 30, 2023. During the three and six months ended December 31, 2023 and 2022, there were no incentive fees incurred.

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

Below is our quarterly asset coverage since June 30, 2019. As of December 31, 2023, our asset coverage ratio stood at 393% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2023	$4,200,000	$3,933	—	—
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2023 and June 30, 2023, with a significant portion of our investments classified as Level 3.

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

At December 31, 2023, $13,896,237, $664,704, $379,399 and $1,690,147, of our total investments were valued using the discounted cash flow, enterprise value waterfall, sensitivity analysis and market quotes, respectively, compared to $18,808,075, $478,096, $499,544 and $2,129,472, respectively, at June 30, 2023.

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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2023, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $4,200,000 as of December 31, 2023.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2023:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$402,634	$126,000	$276,634
Up 200 basis points	$268,423	$84,000	$184,423
Up 100 basis points	$134,211	$42,000	$92,211
Down 100 basis points	$(134,211)	$(42,000)	$(92,211)
Down 200 basis points	$(268,423)	$(84,000)	$(184,423)
Down 300 basis points	$(402,634)	$(126,000)	$(276,634)

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2023, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 28, 2023	August 4, 2023	5,633	$6.09
August 25, 2023	September 1, 2023	5,652	$6.09
September 29, 2023	October 6, 2023	7,135	$6.09
October 27, 2023	November 3, 2023	5,630	$6.09
November 24, 2023	December 1, 2023	5,623	$5.37
December 29, 2023	January 5, 2024	7,063	$5.37
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
Item 3: Default Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.

(10)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed with the SEC on November 8, 2021.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)