Form 10-Q
period 2024-03-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2024-05-13
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of May 13, 2024 was 6,644,973.

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
•the discontinuation of the London Interbank Offered Rate ("LIBOR");
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission (the "SEC"), Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2023.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words "trend," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "potential," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. The forward looking statements contained in this Quarterly Report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as "Risk Factors" in this Quarterly Report, our annual report on Form 10-K and our other SEC filings.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
PART I
Item 1. Consolidated Financial Statements

Assets	March 31, 2024	June 30, 2023
	(unaudited)	(audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $38,721,327 and $25,391,631, respectively) (Note 7 and 8)	$34,240,853	$21,915,187
Cash and cash equivalents	10,614,183	5,730,723
Restricted cash	—	61,833
Deferred financing costs (Note 10)	1,013,910	230,022
Deferred offering costs	410,681	—
Interest receivable	230,414	169,695
Prepaid expenses and other assets	118,297	163,076
Receivable for repayments of portfolio investments	4,819	7,554
Receivable for investments sold	—	1,361,436
Total Assets	46,633,157	29,639,526

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	17,500,000	—
Revolving Credit Facility (Note 10)	—	8,600,000
Payable for open trades	5,689,200	4,997,938
Due to Administrator (Note 4)	1,557,942	868,634
Distributions payable	153,671	98,197
Accrued legal fees	150,310	68,959
Accrued audit fees	146,250	169,400
Accrued expenses	77,830	70,542
Interest payable	22,460	71,994
Total Liabilities	25,297,663	14,945,664
Commitments and Contingencies (Note 9)	—	—
Net Assets	$21,335,494	$14,693,862

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 4,487,085 and 2,409,452 Class A shares issued and outstanding, respectively) (Note 3)	$4,488	$2,410
Paid-in capital in excess of par (Note 3 and Note 6)	33,715,200	24,575,896
Total distributable earnings (loss) (Note 6)	(12,384,194)	(9,884,444)
Net Assets	21,335,494	14,693,862
Net Asset Value Per Share (Note 11)	$4.75	$6.10

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment Income
Interest income from non-control/non-affiliate investments	$570,186	$699,758	$1,383,082	$1,999,037
Interest income from structured credit securities	44,002	165,732	251,380	533,627
Total Investment Income	614,188	865,490	1,634,462	2,532,664

Operating Expenses
Interest expense and credit facility expenses (Note 10)	272,822	293,104	760,068	883,354
Administrator Costs (Note 4)	145,148	83,775	731,470	380,075
Base management fees (Note 4)	105,128	105,279	262,560	323,663
Transfer agent’s fees and expenses	93,074	69,493	206,635	180,737
General and administrative	63,464	2,350	169,253	47,253
Audit and tax expense	53,750	147,400	169,874	323,233
Insurance expense	36,670	42,167	101,052	146,260
Valuation services	17,491	7,688	25,491	17,688
Legal expense	10,811	30,918	53,414	129,485
Offering costs	—	(4,085)	—	8,709
Total Operating Expenses	798,358	778,089	2,479,817	2,440,457
Expense limitation reimbursement (Note 4)	(105,128)	(105,279)	(262,560)	(323,663)
Total Net Operating Expenses	693,230	672,810	2,217,257	2,116,794
Net Investment (Loss) Income	(79,042)	192,680	(582,795)	415,870

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(677,659)	(29,457)	(892,888)	(177,399)
Net realized losses	(677,659)	(29,457)	(892,888)	(177,399)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	79,448	(284,206)	(1,004,030)	(1,651,382)
Net change in unrealized gains/(losses)	79,448	(284,206)	(1,004,030)	(1,651,382)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(598,211)	(313,663)	(1,896,918)	(1,828,781)
Extinguishment of debt	—	—	(66,844)	—
Net Decrease in Net Assets Resulting from Operations	$(677,253)	$(120,983)	$(2,546,557)	$(1,412,911)
Net decrease in net assets resulting from operations per share (Note 11)(1)	$(0.18)	$(0.05)	$(0.88)	$(0.60)
Distributions declared per share	$0.09	$0.11	$0.30	$0.37
(1)For the three months ended March 31, 2024 and 2023, the weighted average common shares outstanding were 3,757,761 and 2,393,631, respectively. For the nine months ended March 31, 2024 and 2023, the weighted average common shares outstanding were 2,854,681 and 2,398,132, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Three Months Ended March 31, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2023(1)	2,405,180	$2,405	$24,006,868	$(11,691,749)	$12,317,524
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	(79,042)	(79,042)
Net realized (losses) on investments	—	—	—	(677,659)	(677,659)
Net change in unrealized gains on investments	—	—	—	79,448	79,448
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(15,192)	(15,192)
Return of capital distributions	—	—	(331,377)	—	(331,377)
Capital Transactions
Shares issued (Note 3)	2,074,689	2,075	9,997,925	—	10,000,000
Shares issued through reinvestment of distributions (Note 3)	30,489	31	153,940	—	153,971
Repurchase of common shares (Note 3)	(23,273)	(23)	(112,156)	—	(112,179)
Tax Reclassification of Net Assets (Note 6)	—	—	—	—	—
Total Increase (Decrease) for the three months ended March 31, 2024	2,081,905	2,083	9,708,332	(692,445)	9,017,970
Balance as of March 31, 2024	4,487,085	$4,488	$33,715,200	$(12,384,194)	$21,335,494

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion

	Common Stock
For the Three Months Ended March 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2022(1)	2,371,542	$2,372	$24,878,298	$(10,112,707)	$14,767,963
Net increase in net assets resulting from operations
Net investment income	—	—	—	192,680	192,680
Net realized (losses) on investments	—	—	—	(29,457)	(29,457)
Net change in unrealized gains (losses) on investments	—	—	—	(284,206)	(284,206)
Distributions to Shareholders (Note 6)
Return of capital distributions	—	—	(264,863)	—	(264,863)
Capital Transactions
Shares issued through reinvestment of distributions	19,326	19	125,988	—	126,007
Total Increase (Decrease) for the three months ended March 31, 2023	19,326	19	(138,875)	(120,983)	(259,839)
Balance as of March 31, 2023	2,390,868	$2,391	$24,739,423	$(10,233,690)	$14,508,124

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Nine Months Ended March 31, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,575,896	$(9,884,444)	$14,693,862
Net increase in net assets resulting from operations
Net investment (losses)	—	—	—	(582,795)	(582,795)
Net realized (losses) on investments	—	—	—	(892,888)	(892,888)
Net realized (losses) on debt	—	—	—	(66,844)	(66,844)
Net change in unrealized (losses) on investments	—	—	—	(1,004,030)	(1,004,030)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(15,192)	(15,192)
Return of capital distributions	—	—	(823,409)	—	(823,409)
Capital Transactions
Shares issued	2,074,689	2,075	9,997,925	—	10,000,000
Shares issued through reinvestment of distributions	67,292	67	373,842	—	373,909
Repurchase of common shares	(64,348)	(64)	(347,055)	—	(347,119)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the nine months ended March 31, 2024	2,077,633	2,078	9,139,304	(2,499,750)	6,641,632
Balance as of March 31, 2024	4,487,085	$4,488	$33,715,200	$(12,384,194)	$21,335,494

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Nine Months Ended March 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net increase in net assets resulting from operations
Net investment income	—	—	—	415,870	415,870
Net realized (losses) on investments	—	—	—	(177,399)	(177,399)
Net change in unrealized gains (losses) on investments	—	—	—	(1,651,382)	(1,651,382)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(486,866)	(486,866)
Return of capital distributions	—	—	(397,773)	—	(397,773)
Capital Transactions
Shares issued through reinvestment of distributions	60,230	60	412,976	—	413,036
Repurchase of common shares	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the nine months ended March 31, 2023	14,978	15	(448,918)	(1,743,948)	(2,192,851)
Balance as of March 31, 2023	2,390,868	$2,391	$24,739,423	$(10,233,690)	$14,508,124

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,546,557)	$(1,412,911)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(18,559,300)	—
Repayments and sales of portfolio investments	3,895,454	4,177,217
Net change in unrealized losses on investments	1,004,030	1,651,382
Net realized losses on investments	892,888	177,399
Net realized losses on extinguishment of debt	66,844	—
Amortization of premiums (accretion of purchase discounts) on investments, net	36,780	(82,018)
Net Reductions to Subordinated Structured Notes and related investment cost	501,198	88,696
Amortization of deferred financing costs	335,788	43,648
Payment-in-kind interest	(96,641)	(9,616)
Settlement of Treasury Bills	(75)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	1,361,436	—
Receivable for repayments of portfolio investments	2,735	28,930
Interest receivable	(60,719)	(21,264)
Prepaid expenses and other assets	44,779	91,599
Increase (Decrease) in operating liabilities
Payable for open trades	691,262	4,998,117
Accrued expenses	7,288	23,560
Accrued legal fees	(329,331)	(99,469)
Accrued audit fees	(23,150)	149,560
Due to Administrator (Note 5)	689,308	345,010
Interest payable	(49,534)	20,254
Tax payable	—	(4,935)
Net cash provided by/(used in) operating activities	(12,135,517)	10,165,159
Cash flows from financing activities:
Gross proceeds from shares sold	10,000,000	—
Distributions paid to stockholders	(409,217)	(472,491)
Repurchase of common shares	(347,119)	(308,337)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	23,700,000	—
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(6,200,000)	—
Repayments under Revolving Credit Facility (Note 10)	(8,600,000)	(5,023,000)
Financing costs paid and deferred	(1,186,520)	—
Net cash provided by/(used in) financing activities	16,957,144	(5,803,828)
Net increase in cash, cash equivalents and restricted cash	4,821,627	4,361,331
Cash, cash equivalents and restricted cash at beginning of period	5,792,556	1,467,568
Cash, cash equivalents and restricted cash at end of period	$10,614,183	$5,828,899
Supplemental disclosures:
Cash paid for interest	$473,813	$819,452
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$373,909	$413,036
Unpaid deferred offering costs (Note 5)	$(410,682)	$—

Beginning of the period
Cash and cash equivalents	$5,730,723	$1,467,568
Restricted cash	61,833	—
Cash, cash equivalents and restricted cash at beginning of period	$5,792,556	$1,467,568

End of the period
Cash and cash equivalents	$10,614,183	$5,620,058
Restricted cash	—	208,841
Cash, cash equivalents and restricted cash at end of period	$10,614,183	$5,828,899
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2024
(Unaudited)

						March 31, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)(l)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)(h)(j)(o)(p)	Telecommunications	3/28/2024	3M SOFR+1.00% (6.61%) Cash plus 4.09% PIK	1.00	11/1/2024	$2,942,337	$2,612,868	$2,342,100	10.98%
BCPE North Star US Holdco 2, Inc.(h)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.44%)	0.75	6/9/2028	965,051	955,788	936,196	4.39%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/13/2023	3M SOFR+6.75% (12.32%)	1.00	7/31/2026	706,384	699,840	437,958	2.05%
DRI Holding Inc.(h)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.68%)	0.50	12/21/2028	970,101	960,772	968,549	4.54%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (10.06%)	0.75	4/26/2029	2,729,974	2,708,038	2,729,974	12.80%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.57%)	1.00	2/26/2026	5,000,000	5,000,640	5,000,000	23.44%
First Brands Group, LLC.(i)	Automotive	2/8/2024	3M SOFR+5.00%(10.57%)	1.00	3/30/2027	1,994,859	1,996,930	1,994,859	9.35%
		3/8/2024	3M SOFR+5.00% (10.57%)	1.00	3/30/2027	3,990,646	3,960,685	3,998,228	18.74%
PlayPower, Inc.(h)(j)	Hotel, Gaming & Leisure	2/5/2024	3M SOFR+5.50% (10.98%)	—	5/10/2026	1,980,813	1,897,622	1,892,865	8.87%
Research Now Group, LLC & Dynata, LLC(i)(q)	Services: Business	4/2/2019	3M SOFR+1.00% (6.31%)	1.00	12/20/2024	1,909,853	1,903,540	1,152,405	5.40%
Sorenson Communications, LLC(h)	Services: Consumer	3/12/2021	1M SOFR+5.50% (10.94%)	0.75	3/17/2026	960,778	948,971	960,778	4.50%
Staples, Inc.(i)(j)	Wholesale	11/18/2019	1ML+5.00% (10.44%)	—	4/16/2026	994,403	985,192	986,050	4.62%
		2/9/2024	1ML+4.50% (9.94%)	—	9/12/2024	2,000,000	2,003,829	2,002,200	9.38%
ViaPath Technologies(i)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.68%)	—	11/29/2025	418,804	408,563	408,334	1.91%
WatchGuard Technologies, Inc.(h)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.58%)	0.75	6/30/2029	997,468	980,847	990,586	4.64%
Wellpath Holdings, Inc.(f/k/a CCS-CMGC Holdings, Inc.)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.11%)	—	10/1/2025	1,996,765	1,979,451	1,852,200	8.68%
Total Senior Secured Loans-First Lien							$30,003,576	$28,653,282	134.29%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.30%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,804,475	$1,786,595	$1,452,783	6.81%
Total Senior Secured Loans-Second Lien							$1,786,595	$1,452,783	6.81%

Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	15.32%	N/A	10/20/2030	$250,000	$159,999	$151,475	0.71%
Apidos CLO XXVI(m)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	174,394	123,625	0.58%
California CLO IX, Ltd.	Structured Finance	12/13/2019	11.79%	N/A	7/16/2032	500,000	253,248	232,150	1.09%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(m)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	160,210	128,300	0.60%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(m)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	384,664	290,350	1.36%
Galaxy XIX CLO, Ltd.(m)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	155,982	111,025	0.52%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	76,601	—	—%
Madison Park Funding XIII, Ltd.(m)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	115,847	92,075	0.43%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)
(Unaudited)

						March 31, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	6.22%	N/A	10/22/2030	$250,000	$178,092	$143,725	0.67%
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	388,254	36,635	0.17%
Octagon Investment Partners XV, Ltd.(m)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	255,512	$188,500	0.88%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	3.13%	N/A	2/14/2031	387,538	224,344	173,346	0.81%
Octagon Investment Partners 30, Ltd.(m)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	308,639	231,420	1.08%
Octagon Investment Partners 31, Ltd.(m)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	130,301	109,450	0.51%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	0.37%	N/A	4/15/2031	500,000	342,169	281,950	1.32%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	6.96%	N/A	10/21/2030	250,000	200,754	185,125	0.87%
OZLM XII, Ltd.(m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	652,198	315,000	1.48%
Sound Point CLO VII-R, Ltd.(m)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	59,488	44,835	0.21%
Sound Point CLO XVIII, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	163,382	110,300	0.52%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	73,840	0.35%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	3.22%	N/A	10/15/2031	250,000	206,589	172,900	0.81%
Voya IM CLO 2013-1, Ltd.(j)(m)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	150,592	91,843	0.43%
Voya CLO 2016-1, Ltd.(m)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	175,385	127,550	0.60%
Total Structured Subordinated Notes							$5,263,213	$3,415,419	16.00%

Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$676,500	3.17%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,469	0.03%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	36,400	0.17%
Total Equity/Other							$1,667,943	$719,369	3.37%

Total Portfolio Investments							$38,721,327	$34,240,853	160.47%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2024, 9% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to either London Interbank Offered Rate ("LIBOR" or "L") or Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over LIBOR, SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2024. Certain investments are subject to a LIBOR, SOFR or Prime interest rate floor. The one-month ("1ML") and three-month ("3ML") LIBOR rates are based on the applicable LIBOR rate for each investment on its reset date. The three-month ("3M SOFR") and six-month ("6M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
(c)    Fair value is determined by the Company’s Board of Directors (see Note 2).
(d)    See Note 6 for a discussion of the tax cost of the portfolio.
(e) The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations ("CLOs"), which is referred to as "Subordinated Structured Notes", or "SSN". The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is calculated using amortized cost based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at March 31, 2024 was $34,240,853, representing 100% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2024 (Continued)
(Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.)	Senior Secured Loans-First Lien	8/2/2019, 3/4/2024	$1,603,750
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DTI Holdco, Inc.	Senior Secured Loans-First Lien	2/8/2024	2,000,000
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
PlayPower, Inc.	Senior Secured Loans-First Lien	2/29/2024, 3/1/2024	610,351
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
ViaPath Technologies (f/k/a Global Tel*Link Corporation)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc. (f/k/a Correct Care Solutions Group Holdings, LLC)	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
(k) The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
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
(n) As defined in the 1940 Act, we are deemed to be an "Affiliated company" of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the the nine months ended March 31, 2024.

Affiliated Companies	Fair Value at June 30, 2023	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at March 31, 2024	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(o)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the the nine months ended March 31, 2024:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	3.89%	6.61%	—%	(A)
Shutterfly Finance, LLC - Second Lien Term Loan	4.09%	—%	4.09%

(A) On December 29, 2023, the Aventiv Technologies, LLC First Lien Loan was amended to allow for a portion of interest accruing in cash to be payable in kind.

(p)     The Company has entered into an intercreditor agreement that entitles the Company to the “last out" tranche of the first lien secured loans,hereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the "first out" lenders and the Consolidated Schedule of Investments above reflects such higher rate.

(q)     Research Now signed a forbearance agreement amending the cash payment rate on February 6, 2024. A portion of the interest payment due on February 1, 2024 was adjusted from three month SOFR plus 5.5% to three month SOFR plus 1.00% for the interest period from November 1, 2023 through February 1, 2024.

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
(a)    Indicates assets that the Company believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2023, 17% are non-qualifying assets as a percentage of total assets.
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
(e) The structured subordinated notes and preference/preferred shares are considered equity positions in the Collateralized Loan Obligations ("CLOs"), which is referred to as "Subordinated Structured Notes", or "SSN". The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is calculated using amortized cost based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
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
(k)     The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
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
(n) As defined in the 1940 Act, we are deemed to be an "Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the year ended June 30, 2023.

Affiliated Companies	Fair Value at June 30, 2022	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(o)    The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option of the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company", "PFLOAT", "our", "us", "we"), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. The Company previously offered for sale a maximum of $300,000,000 of shares of common stock on a "best efforts" basis pursuant to a registration statement on Form N-2 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"), which first became effective on September 4, 2012 (the "Offering"). On June 25, 2014, the Company met its minimum offering requirement of $2,500,000 and released all shares held in escrow. On and effective February 19, 2021, the Company terminated the Offering and, as a result, the Company's Amended and Restated Dealer Manager Agreement, dated August 6, 2020, with Triton Pacific Securities, LLC ("TPS") terminated in accordance with its terms and TPS ceased serving as the Company's dealer manager effective as of such date. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC ("PCS") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company intends to authorize the issuance of separate classes of its common stock and designate such classes Class S, Class D and Class I common stock, respectively (the "Common Stock"). The registration statement was declared effective by the SEC on May 10, 2024.

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. ("PWAY") merged with and into us (the "Merger"). As the combined surviving company, we were renamed TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. ("TPIC")). In connection with the Merger, Prospect Flexible Income Management, LLC ("PFIM"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator"), an affiliate of PFIM and our new investment advisor, Prospect Capital Management L.P. (the "Adviser"), became our administrator.

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

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaced our prior investment advisory agreement, dated March 31, 2019 (the "Former Investment Advisory Agreement"), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 15, 2023. See "Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement" for additional information.
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

On May 16, 2019, we formed a wholly-owned subsidiary, TP Flexible Funding, LLC (the "SPV"), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that were used as collateral for the Credit Facility (as defined in Note 10) at the SPV. This subsidiary has been consolidated since operations commenced. On and effective August 5, 2020, the Company changed the name of the SPV to Prospect Flexible Funding, LLC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies ("ASC 946"), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2024. Our consolidated financial statements include the accounts of PFLOAT and the SPV. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of March 31, 2024 and June 30, 2023, cash equivalents were $4,994,200 and $4,997,938, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024 and June 30, 2023, we have no assets going through foreclosure.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Investment Valuation. As a BDC, and in accordance with the 1940 Act, we fair value our investment portfolio on a quarterly basis, with any unrealized gains and losses reflected in net increase (decrease) in net assets resulting from operations on our Consolidated Statements of Operations. To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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
For intra-quarter periods and pursuant to Rule 2a-5, the Board of Directors has designated the Adviser as the valuation designee (the "Valuation Designee") for the purpose of performing fair value determinations for investments for which market quotations are not readily available, or when such market quotations are deemed not to represent fair value. The Board of Directors has approved a multi-step valuation process for such intra-quarter investment valuations, as described below, and such investments are classified in Level 3 of the fair value hierarchy:

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

Our non-CLO investments that are classified as Level 3 are valued utilizing a yield technique, enterprise value ("EV") technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., "waterfall" allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.

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
Investment Classification. We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, "Control Investments" are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of more than 25% of the voting securities of an investee company. Under the 1940 Act, "Affiliate Investments" are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments.
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2024 and June 30, 2023, our qualifying assets as a percentage of total assets stood at 91.13% and 82.67%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2024 and June 30, 2023, the Company did not have any loans on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

Some of our loans and other investments may have contractual PIK interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.

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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2024 and 2023, PIK interest included in interest income totaled $37,771 and $9,454, respectively. For the nine months ended March 31, 2024 and 2023, PIK interest included in interest income totaled $96,641 and $9,616 respectively. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Federal and State Income Taxes. The Company has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to continue to comply with the requirements of the Code applicable to RICs. As a RIC, the Company is required to distribute at least 90% of its investment company taxable income and intends to distribute (or retain through a deemed distribution) all of its investment company taxable income and net capital gain to stockholders; therefore, the Company has made no provision for income taxes. The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
taxable income. As of March 31, 2024, the Company expects to have no excise tax due for the 2023 calendar year. As of March 31, 2024, the Company has accrued $0 of excise tax for this period.
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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2024, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or are expected to have minimal impact on its consolidated financial statements.
NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	2,074,689	$10,000,000	—	$—
Shares issued through reinvestment of distributions	30,489	153,971	19,326	126,007
Repurchase of common shares	(23,273)	(112,179)	—	—
Net (decrease)/increase from capital transactions	2,081,905	$10,041,792	19,326	$126,007

	Nine Months Ended March 31, 2024		Nine Months Ended March 31, 2023
	PFLOAT Class A Common Shares		PFLOAT Class A Common Shares
	Shares	Amount	Shares	Amount
Shares issued	2,074,689	$10,000,000	—	$—
Shares issued through reinvestment of distributions	67,292	373,909	60,230	413,036
Repurchase of common shares	(64,348)	(347,119)	(45,252)	(308,337)
Net (decrease)/increase from capital transactions	2,077,633	$10,026,790	14,978	$104,699

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
On January 30, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of January 31, 2024. A total of 2,074,689 shares were issued on February 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Status of Prior Public Offering
On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) from capital transactions during the three and nine months ended March 31, 2024 and 2023 includes reinvested stockholder distributions as noted in the table above.
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

Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Three months ended March 31, 2024
March 31, 2024	February 26, 2024	23,273	8%	$4.82	$112,179
Total for the three months ended March 31, 2024		23,273			$112,179

Nine months ended March 31, 2024
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	8%	$4.82	112,179
Total for the nine months ended March 31, 2024		64,348			$347,119

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
Total for the nine months ended March 31, 2023		45,252			$308,337

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $133,236 and $83,775, respectively. For the nine months ended March 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $698,058 and $380,075, respectively. During the three and nine months ended March 31, 2023, $8,750 and $26,500, respectively, of US Bank and BNY fees are being included within the Administrator costs incurred by the Company. During the three and nine months ended March 31, 2024, $11,250 and $32,750, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. As of March 31, 2024 and June 30, 2023, $1,557,942 and $868,634, respectively, was payable to the Administrator, US Bank and BNY by the Company.
Investment Advisory Agreement

On April 20, 2021, the Company entered into the Investment Advisory Agreement with the Adviser, which was unanimously approved by the Company’s Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), on February 18, 2021, subject to stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.

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

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange (the "Listing Anniversary"), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. Under the Amended and Restated Advisory Agreement, we reduced the base management fee from an annual rate of 1.75% to 1.20% and eliminated the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act.

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
Incentive Fee- Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding calendar quarter. For purpose of this fee "pre-incentive fee net investment income" means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a preferred return, or "hurdle," of 1.5% per quarter (6.0% annualized) and a "catch-up" feature measured as of the end of each calendar quarter as discussed below. The subordinated incentive fee on income for each calendar quarter is paid to our Adviser as follows: (1) no incentive fee is payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the fixed preferred return rate of 1.5%; (2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the fixed preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized); and (3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized). This reflects that once the fixed preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter is allocated to our Adviser. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
Incentive Fee- Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the incentive fee determined as of December 31, 2021 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period commencing as of the date of the Investment Advisory Agreement and ending on December 31, 2021. In determining the capital gains incentive fee payable to our Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an "investment" is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.
Amended and Restated Advisory Agreement

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee from an annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly) and eliminate the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. As such, until the Listing Anniversary, the base management fee will be calculated at an annual rate of 1.20% (0.30% quarterly) and the Adviser will not be entitled to any incentive fee. Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% (0.4375%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
quarterly), commencing with the first base management fee calculation that occurs after such anniversary, and (2) the Adviser will be entitled to receive the same incentive fee, including the subordinated incentive fee on income and the capital gains incentive fee, as set forth in the Investment Advisory Agreement and discussed above, commencing with the first calendar quarter after such anniversary. The Amended and Restated Advisory Agreement became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. See "Investment Advisory Agreement" above.
During the three months ended March 31, 2024 and 2023, the total base management fee incurred by the Adviser was $105,128 and $105,279, respectively, which were waived by the Adviser. During the nine months ended March 31, 2024 and 2023, the total base management fee incurred by the Adviser was $262,560 and $323,663, respectively, which were waived by the Adviser. As of March 31, 2024 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of March 31, 2024 or June 30, 2023. During the three and nine months ended March 31, 2024 and 2023, there were no incentive fees incurred.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC (the "Order"),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation ("PSEC") and Priority Income Fund, Inc. ("PRIS"), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the relief permitting us to co-invest with other funds managed by our Adviser or its affiliates, a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2024 and 2023. The officers do not receive any direct compensation from the Company.

Expense Limitation and Expense Reimbursement Agreements

Expense Limitation Agreement with the Adviser

We previously entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. Amounts waived pursuant to the Former ELA ceased being eligible for repayment after September 30, 2023. On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, as amended and restated on July 7, 2021, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, we entered into a Third Amended and Restated Expense Limitation Agreement (the "Third Amended and Restated ELA" to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. On May 13, 2024, we entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA, the "ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
under the Investment Advisory Agreement from June 30, 2024 to December 31, 2024, as discussed below. Other than this change, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA. The ELA has an initial term ending on December 31, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms.

Pursuant to the ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $105,128 and $105,279 for the three months ended March 31, 2024 and 2023, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $262,560 and $323,663 for the nine months ended March 31, 2024 and 2023, respectively.

Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an "ELA Reimbursement") by us within three years of the date on which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).

Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the "Distribution") from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the "Repayment Limitations"). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
Total	$1,440,451		$1,440,451

License Agreement
We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the "Prospect" name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of the Adviser is our investment adviser. Other than with respect to this limited license, we have no legal right to the "Prospect" name or logo.

NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended March 31, 2024 and 2023:

	Distributions
For the Nine Months Ended March 31, 2024	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
January 26, 2024	0.02920	70,440
February 23, 2024	0.02740	122,458
March 29, 2024	0.03425	153,671
Total for the Nine Months Ended March 31, 2024		$838,601

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Distributions
For the Nine Months Ended March 31, 2023	PFLOAT Class A Common Shares, per share	PFLOAT Class A Common Shares, Amount Distributed
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,126
January 27, 2023	0.03580	85,162
February 24, 2023	0.03344	79,752
March 31, 2023	0.04180	99,949
Total for the Nine Months Ended March 31, 2023		$884,639

The Company has adopted an "opt in" distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.
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
During the nine months ended March 31, 2024 and 2023, the Company's officers and directors did not purchase any shares of our stock.
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

The Company's cost basis of investments as of March 31, 2024 for tax purposes was $36,268,934, resulting in an estimated net unrealized loss of $2,028,081. The gross unrealized gains and losses as of March 31, 2024 were $630,817 and $2,658,898, respectively. The Company's cost basis of investments as of June 30, 2023 for tax purposes was $24,297,629, resulting in an estimated net unrealized loss of $2,382,442. The gross unrealized gains and losses as of June 30, 2023 were $481,915 and $2,864,357, respectively.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 7 - INVESTMENT PORTFOLIO

The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $18,672,071 and $9,454 during the three months ended March 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $19,728,501 and $9,616 during the nine months ended March 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $0 during the three months ended March 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $997,560 and $0 during the nine months ended March 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $157,640 and $2,110,942 were received during the three months ended March 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $3,895,454 and $4,177,217 were received during the nine months ended March 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $157,640 and $2,110,942 were received during the three months ended March 31, 2024 and 2023 respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $4,893,014 and $4,177,217 were received during the nine months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and June 30, 2023, 98% and 97%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $33,521,484 and $21,165,192, respectively. As of March 31, 2024 and June 30, 2023, 96% and 94%, respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $37,053,384 and $23,968,381, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$30,003,576	$28,653,282	84%
Senior Secured Loans-Second Lien	1,786,595	1,452,783	4%
Structured Subordinated Notes	5,263,213	3,415,419	10%
Equity/Other	1,667,943	719,369	2%
Total Portfolio Investments	$38,721,327	$34,240,853	100%

	June 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%
Senior Secured Notes	752,867	271,899	1%
Structured Subordinated Notes	5,764,411	4,386,757	20%
Equity/Other	670,383	478,096	2%
Total Portfolio Investments	$25,391,631	$21,915,187	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and June 30, 2023:

	March 31, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$7,528,700	22%
Automotive	5,993,087	18%
Services: Business	3,882,379	11%
Structured Finance	3,415,419	10%
Wholesale	2,988,250	9%
Telecommunications	2,750,434	8%
Hotel, Gaming & Leisure	1,892,865	5%
Media: Diversified and Production	1,452,783	4%
Services: Consumer	1,398,736	4%
High Tech Industries	990,586	3%
Media: Broadcasting & Subscription	968,549	3%
Beverage, Food & Tobacco	936,196	3%
Consumer goods: Non-Durable	36,400	—%
Retail	6,469	—%
Total	$34,240,853	100%

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,386,757	20%
Healthcare & Pharmaceuticals	2,880,134	13%
Services: Consumer	2,741,742	13%
Services: Business	2,507,919	11%
Telecommunications	2,324,213	11%
Wholesale	1,662,469	8%
Media: Diversified and Production	1,416,049	7%
Media: Broadcasting & Subscription	971,690	4%
Beverage, Food & Tobacco	920,151	4%
Consumer goods: Durable	678,492	3%
Consumer goods: Non-Durable	669,880	3%
Automotive	470,696	2%
Financial	271,899	1%
Retail	13,096	—%
Total	$21,915,187	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2024 and June 30, 2023, respectively:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$13,272,050	$15,381,232	$28,653,282
Senior Secured Loans-Second Lien	—	—	1,452,783	1,452,783
Structured Subordinated Notes	—	—	3,415,419	3,415,419
Equity/Other	—	—	719,369	719,369
Total Portfolio Investments	$—	$13,272,050	$20,968,803	$34,240,853

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$2,129,472	$13,232,914	$15,362,386
Senior Secured Loans-Second Lien	—	—	1,416,049	1,416,049
Senior Secured Notes	—	—	271,899	271,899
Structured Subordinated Notes	—	—	4,386,757	4,386,757
Equity/Other	—	—	478,096	478,096
Total Portfolio Investments	$—	$2,129,472	$19,785,715	$21,915,187

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

In determining the range of values for debt instruments where market quotations are not available, and are therefore classified as Level 3 in the fair value hierarchy, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for equity investments of portfolio companies , the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.

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
We hold more than a 10% interest in certain foreign corporations that are treated as controlled foreign corporations ("CFC") for U.S. federal income tax purposes (including our residual interest tranche investments in CLOs). Therefore, we are treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporations in an amount equal to our pro rata share of the corporation’s income for that tax year (including both ordinary earnings and capital gains). We are required to include such deemed distributions from a CFC in our taxable income and we are required to distribute at least 90% of such income to maintain our RIC status, regardless of whether or not the CFC makes an actual distribution during such year.
If we acquire shares in "passive foreign investment companies" ("PFICs") (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.
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
Changes in Valuation Techniques
During the nine months ended March 31, 2024, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco") for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using market quotes, since market quotes were more active in the current period. As a result of a tightening credit market spreads and an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco increased to $2,729,974 as of March 31, 2024, a premium of $21,936 from its amortized cost, compared to the $(17,735) unrealized depreciation recorded at June 30, 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the the nine months ended March 31, 2024, the valuation methodology for First Brands Group, LLC. ("First Brands Group") for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group First Lien Term Loan increased to $1,994,859 as of March 31, 2024, a discount of $(2,071) from its amortized cost, compared to the $(31) unrealized discount recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for Research Now Group, LLC & Dynata, LLC ("Research Now") for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using market quotes, since market quotes were more active in the current period. As a result of a widening credit market spreads and an decrease in the quoted price of the First Lien Term Loan, the fair value of our investment in Research Now decreased to $1,152,405 as of March 31, 2024, a discount of $(751,135) from its amortized cost, compared to the $(122,192) unrealized depreciation recorded at June 30, 2023.
During the nine months ended March 31, 2024, the valuation methodology for ViaPath Technologies (f/k/a Global Tel*Link Corporation) (“ViaPath”) for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in ViaPath’s First Lien Term Loan increased to $408,334 as of March 31, 2024, a discount of $(228) from its amortized cost, compared to the $(6,739) unrealized discount recorded at June 30, 2023.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$7,452,448	$7,528,700	22%
Automotive	5,957,615	5,993,087	18%
Services: Business	4,611,578	3,882,379	11%
All Other Industries	20,699,686	16,836,687	49%
Total	$38,721,327	$34,240,853	100%

	June 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,942,734	$2,880,134	13%
Services: Consumer	3,004,329	2,741,742	13%
Services: Business	2,647,846	2,507,919	11%
Telecommunications	2,283,486	2,324,213	11%
All Other Industries	14,513,236	11,461,179	52%
Total	$25,391,631	$21,915,187	100%

As of March 31, 2024, investments in Michigan and New Jersey comprised 17.5% and 14.6%, respectively, of our investments at fair value, with a cost of $5,957,615 and $5,000,640, respectively, and a fair value of $5,993,087 and $5,000,000, respectively. As of June 30, 2023 investments in Tennessee, California and Connecticut comprised, 12.0%, 10.9% and 10.3%, respectively, of our investments at fair value, with a cost of $2,698,856, $2,735,828 and $2,395,186, respectively, and a fair value of , $2,626,623, $2,387,739 and $2,264,823, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following is a reconciliation for the nine months ended March 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains (losses) on investments	(82,766)	—	(677,630)	—	—	(760,396)
Net change in unrealized gains (losses) on investments	(547,344)	8,441	480,967	(470,140)	(756,287)	(1,284,363)
Net realized and unrealized gains (losses) on investments	(630,110)	8,441	(196,663)	(470,140)	(756,287)	(2,044,759)
Purchases of investments	8,581,800	—	—	—	—	8,581,800
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	38,526	58,115	—	—	—	96,641
Accretion (amortization) of purchase discount and premium, net	(8,494)	(12,182)	(236)	—	—	(20,912)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(501,198)	—	(501,198)
Repayments and sales of portfolio investments	(2,504,453)	(17,640)	(75,000)	—	—	(2,597,093)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,659,071)	—	—	—	—	(2,659,071)
Fair Value at March 31, 2024	$15,381,232	$1,452,783	$—	$3,415,419	$719,369	$20,968,803

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(617,616)	$8,441	$—	$(470,140)	$(756,287)	$(1,835,602)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2024, three of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$5,126,749	$641,000	$26,230,838
Net realized gains on investments	(29,457)	—	—	—	(29,457)
Net change in unrealized gains (losses) on investments	(789,478)	(22,569)	(281,025)	(171,897)	(1,264,969)
Net realized and unrealized gains (losses) on investments	(818,935)	(22,569)	(281,025)	(171,897)	(1,294,426)
Payment-in-kind interest	9,454	162	—	—	9,616
Accretion (amortization) of purchase discount and premium, net	47,060	3,035	—	—	50,095
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(88,695)	—	(88,695)
Repayments and sales of portfolio investments	(3,994,152)	(13,342)	—	(10,728)	(4,018,222)
Transfers into Level 3(1)	5,422,493	—	—	—	5,422,493
Transfers out of Level 3(1)	(2,842,941)	—	—	—	(2,842,941)
Fair Value at March 31, 2023	$17,774,604	$478,750	$4,757,029	$458,375	$23,468,758

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(863,608)	$(23,452)	$(281,025)	$(171,897)	$(1,339,982)

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

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$436,958	Sensitivity Analysis (Current Value Method)	Enterprise Values	5.50x	to	7.50x		6.50x
Senior Secured First Lien Debt	14,944,274	Discounted Cash Flow (Yield Analysis)	Market Yield	8.79%	to	22.78%		13.05%
Senior Secured Second Lien Debt	1,452,783	Discounted Cash Flow (Yield Analysis)	Market Yield	15.71%	to	19.71%		17.71%
Equity/Other	719,369	Enterprise Value Waterfall (Market Approach)	EBITDA multiples (x)	0.40x	to	9.25x		8.47x
Subordinated Structured Notes	3,415,419	Discounted Cash Flow	Discount Rate	6.70%	to	20.61%	(1)	13.53%	(1)
	$20,968,803
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
For the three and nine months ended March 31, 2024, there were $75,000 structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and nine months ended March 31, 2023, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three and nine months ended March 31, 2024, there were no accelerated original issue discounts due to repayments included in interest income. For the three and nine months ended March 31, 2023, there were accelerated original issue discounts due to repayments of $0 and $7,243, respectively, included in interest income. For the three and nine months ended March 31, 2024 and 2023, there was no early repayment income included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	17,500,000	17,500,000	—	17,500,000	—
	$17,500,000	$17,500,000	$—	$17,500,000	$—

(1)As of March 31, 2024, the fair value of the Revolving Credit Facility was $17,500,000, the balance outstanding, and is categorized as Level 2 under ASC 820. The fair value of the Revolving Credit Facility is equal to that of the carrying value since the Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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

As of March 31, 2024 and June 30, 2023, there were no unfunded commitments made by the Company.
NOTE 10 - REVOLVING CREDIT FACILITIES

On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the "Credit Facility”) with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the "Loan Agreement").

The Credit Facility had a maturity of May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate ("SOFR") plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility was secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV made certain customary representations and warranties and was required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023.

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of March 31, 2024, there was a $17,500,000 balance on the Senior Secured Revolving Credit Facility.

As of March 31, 2024 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of March 31, 2024 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of March 31, 2024 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of March 31, 2024 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2024 and 2023, we recorded $0 and $293,104 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the nine months ended March 31, 2024 and 2023, we recorded $264,524 and $883,354 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended March 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0, respectively. During the nine months ended March 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $(66,844) and $0, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Agreement. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Agreement to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an Automatic Commitment Increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the Commitment Termination Date of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.

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

During the nine months ended March 31, 2024, the Company entered into the Senior Secured Revolving Credit Facility. As of March 31, 2024, we had $17,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of March 31, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $34,240,853, which represents 100% of our total investments for the period. As of March 31, 2024, cash balances of $5,619,983 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $17,500,000 and is categorized as Level 2 under ASC 820 as of March 31, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,186,520 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of March 31, 2024, $1,013,910 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three and nine months ended March 31, 2024, we recorded $272,822 and $495,544, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

For the three months ended March 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 8.04% and 6.92%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. During the nine months

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
ended March 31, 2024 and 2023  the average stated interest rate (i.e., rate in effect plus the spread) was 7.71% and 6.12%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the three months ended March 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $6,106,593 and $16,148,089, respectively. For the nine months ended March 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,969,091 and $18,327,839, respectively.

NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Data(a)(f):
Net asset value at beginning of period	$5.12	$6.23	$6.10	$7.03
Net investment income (loss)	(0.02)	0.08	(0.20)	0.17
Net realized and unrealized (losses) on investments	(0.16)	(0.13)	(0.66)	(0.77)
Net realized (losses) on extinguishment of debt	—	—	(0.02)	—
Net decrease in net assets resulting from operations	(0.18)	(0.05)	(0.88)	(0.60)
Distributions(b)
Return of capital distributions	(0.09)	(0.01)	(0.29)	(0.07)
Distributions from net investment income	—	(0.10)	(0.01)	(0.3)
Total Distributions	(0.09)	(0.11)	(0.30)	(0.37)
Other (c)	(0.10)	—	(0.17)	0.01
Net asset value at end of period	$4.75	$6.07	$4.75	$6.07
Total return based on net asset value(d)	(5.53)%	(0.86)%	(17.88)%	(8.73)%

Supplemental Data:
Net assets at end of period	$21,335,494	$14,508,124	$21,335,494	$14,508,124
Average net assets	$16,826,510	$14,638,044	$15,363,427	$14,455,628
Weighted average shares outstanding	3,757,761	2,393,631	2,854,681	2,398,132
Ratio to average net assets:
Total annual expenses(e)	18.98%	21.26%	21.52%	21.05%
Total annual expenses (after expense limitation agreement)(e)	16.48%	18.39%	19.24%	18.26%
Net investment income (loss)(e)	(1.88)%	5.27%	(5.06)%	3.59%

Portfolio Turnover	0.62%	—%	17.34%	—%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the year. Distributions per share are rounded to the nearest $0.01.

(c) The amount shown represents the balancing figure derived from the other figures in the schedule, and is primarily attributable to the accretive and/or dilutive effects from the sales of the Company’s shares and the effects of share repurchases during the period.
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
(e) Annualized for the three and nine months ended March 31, 2024 and 2023.
(f) The amounts shown for the three and nine months ended March 31, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Advisor for the sale of $10.0 million of the Class A shares and the impact of the large influx of investments purchased during the period.

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
(f) The amounts reflected for the year ended June 30, 2023, 2022 and 2021 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2023, 2022 and 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of March 31, 2024 and June 30, 2023, our asset coverage ratio stood at 222% and 271%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2024	$17,500,000	$2,219	—	—
December 31, 2023	$4,200,000	$3,933	—	—
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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

NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net decrease in net assets resulting from operations	$(677,253)	$(120,983)	$(2,546,557)	$(1,412,911)
Weighted average common shares outstanding	3,757,761	2,393,631	2,854,681	2,398,132
Net decrease in net assets resulting from operations per share	$(0.18)	$(0.05)	$(0.88)	$(0.60)
NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2024 and ending May 13, 2024, the Company sold 2,105,263 shares of its common stock for gross proceeds of $10,000,000 and issued 52,626 shares pursuant to its distribution reinvestment plan in the amount of $251,534.

On March 29, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of March 31, 2024. The shares are issued as of April 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Investment Activity
During the period beginning April 1, 2024 and ending May 13, 2024, the Company made five investments totaling $13,971,776.
On April 19, 2024, Sorenson Communications, LLC fully repaid the $960,778 First Lien Term Loan to us at par.
                                                            Senior Secured Revolving Credit Facility

On April 2, 2024, we paid down $10,000,000 on the Senior Secured Revolving Credit Facility. On April 10, 2024, we drew $4,200,000 on the Senior Secured Revolving Credit Facility. As of May 13, 2024, there was a $11,700,000 outstanding Senior Secured Revolving Credit Facility balance.

Tender Offer
On March 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2024. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2024.

Expense Limitation Agreement

On May 13, 2024, the Company entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022 and April 24, 2023, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from June 30, 2024 to December 31, 2024, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the ELA.

Dealer Manager Agreement

On May 13, 2024, the Company entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC, the Company’s dealer manager.

Distributions

On April 19, 2024, the Board of Directors declared a distribution for the month of April 2024, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the second fiscal quarter ended December 31, 2023. The distribution has a monthly record date as of the close of business of the last Friday in April 2024 and equals a weekly amount of $0.00685 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
April 26, 2024	May 3, 2024	$0.02740

On May 7, 2024, the Board of Directors declared a distribution for the month of May 2024, which reflects a targeted annualized distribution rate of 7.50% based on the current net asset value per share for the third fiscal quarter ended March 31, 2024. The distribution has a monthly record date as of the close of business of the last Friday in May 2024 and equals a weekly amount of $0.00681 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
May 31, 2024	June 7, 2024	$0.03405

Multi-Class Offering

The Company's registration statement on Form N-2 was declared effective on May 10, 2024.

Income Taxes

Due to the Company’s acceptance of a subscription agreement from the Adviser, whereby the company issued and sold additional shares of its Class A common stock on April 1, 2024, the Company experienced an ownership change as defined under Section 382 of the Code. As a result, certain tax attributes generated by the Company prior to the ownership change may be temporarily limited or permanently unavailable for the period beginning after the ownership change occurred. Additionally, the Company may meet the definition of a personal holding company under Section 542 of the Code for its tax year ended December 31. 2024.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the "Quarterly Report"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part II, "Item 1A. Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.

The terms "PFLOAT," "the Company," "we," "us" and "our" mean Prospect Floating Rate and Alternative Income Fund, Inc. unless the context specifically requires otherwise.

Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We will provide shareholders with 60 days' advanced notice prior to changing this 80% investment policy. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").

On March 31, 2019, Pathway Capital Opportunity Fund, Inc. ("PWAY”) merged with and into us (the "Merger"). As the combined surviving company, we were renamed as TP Flexible Income Fund, Inc. (we were formerly known as Triton Pacific Investment Corporation, Inc. ("TPIC")). In connection with our adoption of a policy to invest, under normal market conditions, at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments, effective September 16, 2022, we changed our name to Prospect Floating Rate and Alternative Income Fund, Inc. In connection with the Merger, Prospect Flexible Income Management, LLC ("PFIM"), an affiliate of PWAY, became our investment adviser, and Prospect Administration LLC (the "Administrator" or "Prospect Administration"), an affiliate of PFIM and our new investment adviser, Prospect Capital Management L.P. (the "Adviser"), became our administrator. Although PWAY merged with and into us, PWAY is considered the accounting survivor of the Merger and its historical financial statements are included and discussed herein and in other applicable reports that we file with the SEC.

On April 20, 2021, we entered into an investment advisory agreement (the "Investment Advisory Agreement") with the Adviser, which was approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act). Our stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021. The Investment Advisory Agreement replaces our prior investment advisory agreement, dated March

31, 2019 (the "Former Investment Advisory Agreement"), with PFIM, our former investment adviser, which terminated effective April 20, 2021. The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM.

On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee from an annual rate of 1.75% to 1.20% and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of the Company’s common stock on a national securities exchange (the "Listing Anniversary"). Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% commencing with the first base management fee calculation that occurs thereafter, and (2) the Adviser will be entitled to receive an incentive fee, if any, under the Amended and Restated Advisory Agreement commencing with the first calendar quarter thereafter. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including our directors who are not "interested persons" (as defined in the 1940 Act), on June 15, 2023.

For additional information regarding the Amended and Restated Advisory Agreement, please refer to "Investment Advisory Fees" below.

We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis with Triton Pacific Securities, LLC (the "Dealer Manager") serving as the dealer manager for the offering pursuant to a dealer manager agreement, as amended. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged Preferred Capital Securities, LLC ("PCS") as our dealer manager for our offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act")) of shares of our common stock (the "Private Offering") on the terms and conditions set forth in our confidential private placement memorandum. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering. On September 13, 2023, we filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of our Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, we intend to authorize the issuance of separate classes of common stock and designate such classes Class S, Class D and Class I common stock, respectively (the "Common Stock"). The registration statement was declared effective by the SEC on May 10, 2024.

As of May 13, 2024, we have sold a total of 6,644,973 shares of common stock, including 559,363 shares issued pursuant to our distribution reinvestment plan, for gross proceeds of approximately $52,235,190, including the reduction due to $(4,813,742) in shares repurchased pursuant to the Company’s share repurchase program and 14,815 shares of common stock sold to Triton Pacific Adviser, LLC, our former investment adviser (the "TPIC Adviser") in exchange for gross proceeds of $200,003. As a result of the Merger, the Company issued 775,193 shares.
Our Adviser
Our Adviser is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and nine months ended March 31, 2024, we purchased $18,559,300 in investment securities (excluding short-term securities). During the three and nine months ended March 31, 2024, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the three and nine months ended March 31, 2024, sales and redemptions of investment securities (excluding short-term securities) were $157,640 and $3,895,454, respectively, resulting in a total net portfolio growth of $18,401,660 for the three months ended March 31, 2024 and a total net portfolio growth of $14,663,846 for the nine months ended March 31, 2024.
Debt Issuances and Redemptions
During the nine months ended March 31, 2024, we fully repaid our Credit Facility (as defined herein). On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of March 31, 2024, there was $17,500,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 7,063, 5,689 and 17,736 shares of our common stock on January 5, 2024, February 2, 2024 and March 1, 2024, respectively.
On January 30, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of January 31, 2024. A total of 2,074,689 shares were issued on February 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On December 29, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended September 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $112,175. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2024. The offer expired at 4:00 P.M., Eastern Time, on January 30, 2024, and a total of 293,378 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 23,273 shares validly tendered and not withdrawn at a price equal to $4.82 per share for an aggregate purchase price of approximately $112,175.
Investments
Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. We expect to focus primarily on directly originating senior secured first lien loans and senior secured second lien loans and making investments in syndicated senior secured first lien loans, syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. Syndicated secured loans refer to commercial loans provided by a group of lenders that are structured, arranged, and administered by one or several commercial or investment banks, known as arrangers. These loans are then sold (or syndicated) to other banks or institutional investors. Syndicated secured loans may have a first priority lien on a borrower’s assets (i.e., senior secured first lien loans), a second priority lien on a borrower’s assets (i.e., senior secured second lien loans), or a lower lien or unsecured position on the borrower’s assets (i.e., subordinated debt). We expect our target credit investments will typically have initial maturities between three and ten years and generally range in size between $1 million and $100 million, although the investment size will vary with the size of our capital base. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We also expect to make our investments directly through the primary issuance by the borrower or in the secondary market. "Risk-adjusted returns" refers to a measure of investment return per unit of risk and provides a framework to compare and evaluate investment opportunities with differing risk/return profiles. The term "risk-adjusted returns" does not imply that we employ low-risk strategies or that an investment should be considered a low-risk or no risk investment.
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to 126 professionals, 49 of whom perform investment advisory functions.
We expect to dynamically allocate our assets in varying types of investments based on our analysis of the credit markets, which may result in our portfolio becoming more concentrated in particular types of credit instruments (such as senior secured loans) and less invested in other types of credit instruments. The loans in which we intend to invest are often rated by a nationally recognized ratings organization, and generally carry a rating below investment grade (rated lower than "Baa3" by Moody’s Investors Service or lower than "BBB-" by Standard & Poor’s Corporation - also known as "high yield" or "junk bonds"). However, we may also invest in non-rated debt securities.
To seek to enhance our returns, we may employ leverage as market conditions permit and at the discretion of our Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act.

As part of our investment objective to generate current income, we expect that at least 70% of our investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt. We expect that up to 30% of our investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). The senior secured loans underlying our CLO investments are expected typically to be BB or B rated (non-investment grade, which are often referred to as "high yield" or "junk") and in limited circumstances, unrated, senior secured loans.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and nine months ended March 31, 2024, we purchased $18,559,300 in investment securities (excluding short-term securities). During the three and nine months ended March 31, 2024, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the three and nine months ended March 31, 2024, sales and redemptions of investment securities (excluding short-term securities) were $157,640 and $3,895,454, respectively, resulting in a total net portfolio growth of $18,401,660 for the three months ended March 31, 2024 and a total net portfolio growth of $14,663,846 for the nine months ended March 31, 2024. As of March 31, 2024, our investment portfolio, with a total fair value of $34,240,853, consisted of interests in 44 investments (88% in senior secured loans, 2% in equity/other and 10% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after March 31, 2024 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on September 27, 2023.

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
Portfolio Holdings
As of March 31, 2024, our investment portfolio, with a total fair value of $34,240,853, consisted of interests in 18 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2024 and June 30, 2023:

	As of March 31, 2024			As of June 30, 2023
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$30,003,576	$28,653,282	84%	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,786,595	1,452,783	4%	1,758,303	1,416,049	7%
Equity/Other	1,667,943	719,369	2%	670,383	478,096	2%
Senior Secured Notes	—	—	—%	752,867	271,899	1%
Structured subordinated notes	5,263,213	3,415,419	10%	5,764,411	4,386,757	20%
Total	$38,721,327	$34,240,853	100%	$25,391,631	$21,915,187	100%

Number of portfolio companies	18			19
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	100%			98.73%
% Fixed Rate (based on fair value)(1)	—%			1.27%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10.42%			10.95%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	—%			7.43%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	1.79%			9.52%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	9.36%			10.57%
% Weighted Average Yield (based on cost) for the entire portfolio	8.95%			10.29%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and June 30, 2023:

	March 31, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$7,452,448	19%	$7,528,700	22%
Automotive	5,957,615	15%	5,993,087	18%
Services: Business	4,611,578	12%	3,882,379	11%
Structured Finance	5,263,213	14%	3,415,419	10%
Wholesale	2,989,021	8%	2,988,250	9%
Telecommunications	3,021,431	8%	2,750,434	8%
Hotel, Gaming & Leisure	1,897,622	5%	1,892,865	5%
Media: Diversified and Production	1,786,595	5%	1,452,783	4%
Services: Consumer	1,648,811	4%	1,398,736	4%
High Tech Industries	980,847	3%	990,586	3%
Media: Broadcasting & Subscription	960,772	2%	968,549	3%
Beverage, Food & Tobacco	955,788	2%	936,196	3%
Consumer goods: Non-Durable	997,560	3%	36,400	—%
Retail	198,026	—%	6,469	—%
Total	$38,721,327	100%	$34,240,853	100%

	June 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,764,411	23%	$4,386,757	20%
Healthcare & Pharmaceuticals	2,942,734	12%	2,880,134	13%
Services: Consumer	3,004,329	12%	2,741,742	13%
Services: Business	2,647,846	10%	2,507,919	11%
Telecommunications	2,283,487	9%	2,324,213	11%
Wholesale	1,917,882	7%	1,662,469	8%
Media: Diversified and Production	1,758,303	7%	1,416,049	7%
Media: Broadcasting & Subscription	977,525	4%	971,690	4%
Beverage, Food & Tobacco	972,281	4%	920,151	4%
Consumer goods: Durable	703,653	3%	678,492	3%
Consumer goods: Non-Durable	997,560	4%	669,880	3%
Automotive	470,727	2%	470,696	2%
Financial	752,867	3%	271,899	1%
Retail	198,026	—%	13,096	—%
Total	$25,391,631	100%	$21,915,187	100%
As of March 31, 2024 and June 30, 2023, we did not "control" any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of March 31, 2024 and June 30, 2023:

	March 31, 2024				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	38,721,327	100%	34,240,853	100%	25,391,631	100%	21,915,187	100%
Total Investments	$38,721,327	100%	$34,240,853	100%	$25,391,631	100%	$21,915,187	100%

Net Asset Value
During the three and nine months ended March 31, 2024, our net asset value increased by $9,017,970 and $6,641,632, respectively, due to capital activity, while our net asset value per share decreased by $(0.37) and $(1.35), respectively. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $(598,211), or $(0.16) per weighted average share, for the three months ended March 31, 2024 and $(1,896,918), or $(0.66) per weighted average share, for the nine months ended March 31, 2024. For the three and nine months ended March 31, 2024, our net asset value further decreased by $0.09 per share and $0.32 per share, respectively, related to distributions and our net investment income (loss) of $(79,042) for the three months ended March 31, 2024, and $(582,795) for the nine months ended March 31, 2024. For the nine months ended March 31, 2024, our net asset value further decreased by $(66,844) or $(0.02) per share from the realized loss on the extinguishment of debt. The following table shows the calculation of net asset value per share as of March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
Net assets	$21,335,494	$14,693,862
Shares of common stock issued and outstanding	4,487,085	2,409,452
Net asset value per share	$4.75	$6.10
Results of Operations
Investment Income
For the three months ended March 31, 2024 and 2023, we generated $614,188 and $865,490, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the nine months ended March 31, 2024 and 2023, we generated $1,634,462 and $2,532,664, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts. For the three and nine months ended March 31, 2024, investment income was lower as we held fewer investments generating interest income for the given period. This was partially offset by rising interest rates due to increases in LIBOR and SOFR rates. Although there were benefits to interest income due to the rising LIBOR and SOFR rates, our income from our structured subordinated notes decreased due to 5 additional investment with an effective yield estimated to be 0% for the three months ended March 31, 2024 and 11 additional investments with an effective yield estimated to be 0% for the nine months ended March 31, 2024, as expected future cash flows are anticipated to not be sufficient to repay these investment at cost as well as many investments exiting the reinvestment period.
For the three months ended March 31, 2024 and 2023, PIK interest included in interest income totaled $37,771 and $9,454, respectively. For the nine months ended March 31, 2024 and 2023, PIK interest included in interest income totaled $96,641 and $9,616, respectively. For the three and nine months ended March 31, 2024, PIK interest included in interest income was higher due to an amendment on an investment which now has partial PIK interest. For the three and nine months ended March 31, 2023, PIK interest included in interest income was lower because a PIK investment was fully repaid.
Operating Expenses
Total operating expenses before expense limitation support totaled $798,358 and $778,089 for the three months ended March 31, 2024 and 2023, respectively. Total operating expenses before expense limitation support totaled $2,479,817 and $2,440,457 for the nine months ended March 31, 2024 and 2023, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended March 31, 2024 and 2023, respectively, were $105,128 and $105,279. The base management fees for the nine months ended March 31, 2024 and 2023, respectively, were $262,560 and $323,663. Base management fees were lower for the three and nine months ended March 31, 2024 due to the reduction in average total assets. Management fees for the the three and nine months ended March 31, 2024 and 2023 were waived.
The interest and credit facility expense for the three months ended March 31, 2024 and 2023, respectively, were $272,822 and $293,104. The interest and credit facility expense for the nine months ended March 31, 2024 and 2023, respectively, were $760,068 and $883,354. The interest and credit facility expenses were lower for the three and nine months ended March 31, 2024, due to a reduction in the credit facility balance which was partially offset by an increase in the three-month interest rates. For the three months ended March 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 8.04% and 6.92%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. During the nine months ended March 31, 2024 and 2023  the average stated interest rate (i.e., rate in effect plus the spread) was 7.71% and 6.12%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the three months ended March 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $6,106,593 and $16,148,089, respectively. For the nine months ended March 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $5,969,091 and $18,327,839, respectively. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended March 31, 2024 and 2023, respectively, were $0 and $(4,085). The offering costs for the nine months ended March 31, 2024 and 2023, respectively, were $0 and $8,709 The offering costs for the three months ended March 31, 2023 were lower due to an over-accrual in the previous quarter that was adjusted when the invoice was received. The offering costs were higher for the nine months ended March 31, 2023 because we incurred initial costs associated with launching a private placement offering. The offering costs were $0 for the three and nine months ended March 31, 2024 because the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering are being capitalized and will be expensed once the Multi-Class Offering has commenced.
The legal expenses for the three months ended March 31, 2024 and 2023, respectively, were $10,811 and $30,918. The legal expenses for the nine months ended March 31, 2024 and 2023, respectively, were $53,414 and $129,485. The legal expenses for the three and nine months ended March 31, 2023 were higher due to additional costs associated with launching a private placement offering.
The valuation services for the three months ended March 31, 2024 and 2023, respectively, were $17,491 and $7,688. The valuation services for the nine months ended March 31, 2024 and 2023, respectively, were $25,491 and $17,688. The valuation costs for the three and nine months ended March 31, 2024 were higher due to an increase in investments held.
The general and administrative expense for the three months ended March 31, 2024 and 2023, respectively, were $63,464 and $2,350. The general and administrative expense for the nine months ended March 31, 2024 and 2023, respectively, were $169,253 and $47,253. The general and administrative expense for the three and nine months ended March 31, 2024 were higher due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(105,128) and $(105,279) for the three months ended March 31, 2024 and 2023, respectively. Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(262,560) and $(323,663) for the nine months ended March 31, 2024 and 2023, respectively.

Net Investment Income (Loss)
Our net investment (loss) income totaled $(79,042) and $192,680 for the three months ended March 31, 2024 and 2023, respectively. Our net investment (loss) income totaled $(582,795) and $415,870 for the nine months ended March 31, 2024 and 2023, respectively. The net investment income for the three and nine months ended March 31, 2024 was lower due to an increase in Administrator expenses, valuation services, and general and administrative expense as well as a decrease in interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2024 and 2023, respectively, we received proceeds from sales and repayments on unaffiliated investments of $157,640 and $2,110,945, from which we realized gains (losses) of $(677,659) and $(29,457), respectively. For the nine months ended March 31, 2024 and 2023, respectively, we received proceeds from sales and repayments on unaffiliated investments of $3,895,454 and $4,177,217, from which we realized gains (losses) of $892,888 and $177,399, respectively. During the the nine months ended March 31, 2024, we recognized a realized loss from debt of $66,844 related to the termination of the Credit Facility.
Net Unrealized Gains/Losses on Investments

Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2024 and 2023, net change in unrealized gains (losses) totaled $79,448 and $(284,206), respectively. For the nine months ended March 31, 2024 and 2023, net change in unrealized gains (losses) totaled $(1,004,030) and $(1,651,382), respectively. For the three and nine months ended March 31, 2024, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, chief compliance officer, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of March 31, 2024, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2024, our Adviser is no longer contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. The Dealer Manager was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and the Dealer Manager ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged PCS as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering.

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

For the nine months ended March 31, 2024 and 2023, our operating activities (used) provided $(12,135,517) and $10,165,159 of cash, respectively. The change is primarily driven by an increase in purchases, an increase in a payable for accrued legal and administrator fees, an increase in the change of unrealized losses on investments, an increase in the amortization of deferred financing costs and an increase in repayments and sales of investments. For the the nine months ended March 31, 2024 and 2023, operating activities included the purchases of investments of $18,559,300 and $0, respectively. For the the nine months ended March 31, 2024 and 2023, operating activities included the repayments and sales of portfolio investments of $3,895,454 and $4,177,217, respectively. Financing activities (used) provided $(16,957,144) and $5,803,828 of cash during the nine months ended March 31, 2024 and 2023, respectively, which included dividend payments of $409,217 and $472,491, respectively. For the nine months ended March 31, 2024 and 2023, we repaid $14,800,000 and $5,023,000, respectively, under the credit facility.

Credit Facility
On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the "Credit Facility") with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, the SPV, as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the "Loan Agreement").

The Credit Facility had a maturity of May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to Secured Overnight Financing Rate ("SOFR") plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility was secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV made certain customary representations and warranties and was required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023.

On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of March 31, 2024, there was a $4,200,000 balance on the Senior Secured Revolving Credit Facility.

As of March 31, 2024 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of March 31, 2024 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of March 31, 2024 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.

In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of March 31, 2024 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2024 and 2023, we recorded $0 and $293,104 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the nine months ended March 31, 2024 and 2023, we recorded $264,524 and $883,354 respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended March 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0, respectively. During the nine months ended March 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $(66,844) and $0, respectively.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Agreement. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Agreement to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an Automatic Commitment Increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the Commitment Termination Date of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.

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

During the nine months ended March 31, 2024, the Company entered into the Senior Secured Revolving Credit Facility. As of March 31, 2024, we had $17,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of March 31, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $34,240,853, which represents 100% of our total investments for the period. As of March 31, 2024, cash balances of $5,619,983 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $17,500,000 and is categorized as Level 2 under ASC 820 as of March 31, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.

In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $884,762 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of March 31, 2024, $1,013,910 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three and nine months ended March 31, 2024, we recorded $272,822 and $495,544, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.

Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on May 13, 2024 and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2024 and ending May 13, 2024, the Company sold 2,105,263 shares of its common stock for gross proceeds of $10,000,000 and issued 52,626 shares pursuant to its distribution reinvestment plan in the amount of $251,534.
On March 29, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of March 31, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Investment Activity
During the period beginning April 1, 2024 and ending May 13, 2024, the Company made five investments totaling $13,971,776.
On April 19, 2024, Sorenson Communications, LLC fully repaid the $960,778 First Lien Term Loan to us at par.
Senior Secured Revolving Credit Facility

On April 2, 2024, we paid down $10,000,000 on the Senior Secured Revolving Credit Facility. On April 10, 2024, we drew $4,200,000 on the Senior Secured Revolving Credit Facility. As of May 13, 2024, there was a $11,700,000 outstanding Senior Secured Revolving Credit Facility balance.

Tender Offer
On March 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2024. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2024.

Expense Limitation Agreement

On May 13, 2024, the Company entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022 and April 24, 2023, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from June 30, 2024 to December 31, 2024, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 8.00%. Other than this change, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the ELA.

Dealer Manager Agreement

On May 13, 2024, the Company entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC, the Company’s dealer manager.

Distributions

On April 19, 2024, the Board of Directors declared a distribution for the month of April 2024, which reflects a targeted annualized distribution rate of 7.00% based on the current net asset value per share for the second fiscal quarter ended December 31, 2023. The distribution has a monthly record date as of the close of business of the last Friday in April 2024 and equals a weekly amount of $0.00685 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
April 26, 2024	May 3, 2024	$0.02740

On May 7, 2024, the Board of Directors declared a distribution for the month of May 2024, which reflects a targeted annualized distribution rate of 7.50% based on the current net asset value per share for the third fiscal quarter ended March 31, 2024. The distribution has a monthly record date as of the close of business of the last Friday in May 2024 and equals a weekly amount of $0.00681 per share of common stock. The distribution will be paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Shares, per share
May 31, 2024	June 7, 2024	$0.03405

Multi-Class Offering

The Company's registration statement on Form N-2 was declared effective on May 10, 2024.

Income Taxes

Due to the Company’s acceptance of a subscription agreement from the Adviser, whereby the company issued and sold additional shares of its Class A common stock on April 1, 2024, the Company experienced an ownership change as defined under Section 382 of the Code. As a result, certain tax attributes generated by the Company prior to the ownership change may be temporarily limited or permanently unavailable for the period beginning after the ownership change occurred. Additionally, the Company may meet the definition of a personal holding company under Section 542 of the Code for its tax year ended December 31. 2024.
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

We have adopted an "opt in" distribution reinvestment plan for our common stockholders. As a result, when we make a distribution, stockholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. Any distributions reinvested under the plan will nevertheless remain taxable to U.S. stockholders.

Related Party Transactions

License Agreement

We entered into a license agreement with an affiliate of our Adviser, pursuant to which the affiliate granted us a non-exclusive, royalty free license to use the "Prospect" name. Under this license agreement, we have the right to use such name for so long as our Adviser or another affiliate of the Adviser is our investment adviser. Other than with respect to this limited license, we have no legal right to the "Prospect" name or logo.

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with our Adviser, pursuant to which we would pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. Under the Amended and Restated Advisory Agreement, we reduced the base management fee from an annual rate of 1.75% to 1.20% and eliminated the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary. Until such January 1, 2022 effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The cost of any advisory fees payable to the Adviser will ultimately be borne by our stockholders. See "-Investment Advisory Fees."

Certain members of our senior management hold an equity interest in our Adviser.  Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

Administration Agreement

Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and Chief Compliance Officer and her staff. For the three months ended March 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $145,148 and $83,775, respectively. For the nine months ended March 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $731,470 and $380,075, respectively. As of March 31, 2024 and June 30, 2023, $1,557,942 and $868,634, respectively, was payable to the Administrator by the Company.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC (the "Order"),which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation ("PSEC") and Priority Income Fund, Inc. ("PRIS"), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the relief permitting us to co-invest with other funds managed by our Adviser or its affiliates, a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, the Company will be unable to invest in any issuer in which one or more funds managed or owned by the Adviser or its affiliates has previously invested.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2024 and 2023. The officers do not receive any direct compensation from the Company.

Expense Limitation Agreement

The Company entered into an expense limitation agreement, dated March 31, 2019 (the "Former ELA"), with PFIM, which was terminated effective February 17, 2021 in accordance with its terms. Amounts waived pursuant to the Former ELA ceased being eligible for repayment after September 30, 2023. On and effective April 20, 2021, the Company entered into a new expense limitation agreement with the Adviser, which was amended and restated on July 7, 2021 to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, the Company entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, the Company entered into the Third Amended and Restated Expense Limitation Agreement (the "Third Amended and Restated ELA" to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. On May 13, 2024, we entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA, the "ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2024 to December 31, 2024, as discussed below. Other than this change, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA. The ELA has an initial term ending on December 31, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms. Pursuant to the terms of each expense limitation agreement the applicable investment adviser, in its sole discretion, could waive a portion or all of the investment advisory fees that it was entitled to receive under its investment advisory agreement with the Company in order to limit the Company's operating expenses to an annual rate, expressed as a percentage of the Company's average quarterly net assets, equal to 8.00%. In addition, under the ELA, the Adviser has agreed to waive its investment advisory fees to the extent necessary to limit the Company's operating expenses to such annual rate from the effective date of the ELA through December 31, 2024.

Expense Limitation Agreement

Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $105,128 and $105,279 for the three months ended March 31, 2024 and 2023, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $262,560 and $323,663 for the nine months ended March 31, 2024 and 2023, respectively.
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an "ELA Reimbursement") by us within the three years of the date on which the waiver was made by our Adviser. If the ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Annual Limit applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the "Distribution") from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the "Repayment Limitations"). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the

Company for such quarter, without regard to the GAAP treatment of such expense. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser.
Investment Advisory Fees

Overview

On April 20, 2021, the Company entered into the Investment Advisory Agreement with the Adviser, which was unanimously approved by the Company’s Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), on February 18, 2021, subject to stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.

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

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange (the "Listing Anniversary"), as further discussed below. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The Amended and Restated Advisory Agreement has an initial two-year term and may be continued thereafter for successive one-year periods if such continuance is approved in the manner provided for under Section 15 of the 1940 Act. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 15, 2023.

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
Subordinated Incentive Fee on Income. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based upon our "pre-incentive fee net investment income" for the immediately preceding calendar quarter. For purposes of this fee, "pre-incentive fee net investment income" means interest income, dividend income and distribution cash flows from equity investments and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses reimbursed under the Investment Advisory Agreement and the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the organization and offering expenses and incentive fees on income and capital gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The subordinated incentive fee on income is subject to a quarterly fixed preferred return to investors, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, of 1.5% (6.0% annualized), subject to a "catch up" feature. Operating expenses are included in the calculation of the subordinated incentive fee on income.
We will pay our Adviser a subordinated incentive fee on income for each calendar quarter as follows:
•    No incentive fee will be payable to our Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.5%.
•    100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 1.875% in any calendar quarter (7.5% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the preferred return but is less than or equal to 1.875%) as the "catch-up." The effect of the "catch-up" provision is that, if our pre-incentive fee net investment income reaches 1.875% in any calendar quarter, our Adviser will receive 20.0% of our pre-incentive fee net investment income as if a preferred return did not apply.
•    20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.875% in any calendar quarter (7.5% annualized) will be payable to our Adviser. This reflects that once the preferred return is reached and the catch-up is achieved, 20.0% of all pre-incentive fee net investment income thereafter will be allocated to our Adviser.
Capital Gains Incentive Fee. The second part of the incentive fee, which is referred to as the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the incentive fee determined as of December 31, 2021 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period commencing as of the date of the Investment Advisory Agreement and ending on December 31, 2021. In determining the capital gains incentive fee payable to the Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an "investment" is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception. Operating expenses are not taken into account when determining capital gains incentive fees.

Amended and Restated Advisory Agreement

On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee from an annual rate of 1.75% (0.4375% quarterly) to 1.20% (0.30% quarterly) and eliminate the incentive fee payable thereunder, effective as of January 1, 2022 and until the Listing Anniversary.

Following the Listing Anniversary (1) the base management fee will be calculated at an annual rate of 1.75% (0.4375% quarterly), commencing with the first base management fee calculation that occurs after such anniversary, and (2) the Adviser will be entitled to receive the same incentive fee, including the subordinated incentive fee on income and the capital gains incentive fee, as set forth in the Investment Advisory Agreement and discussed above, commencing with the first calendar quarter after such anniversary. The Amended and Restated Advisory Agreement became effective on January 1, 2022. Until such effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. See "Investment Advisory Agreement" above.
During the three months ended March 31, 2024 and 2023, the total base management fee incurred by the Adviser was $105,128 and $105,279, respectively, which were waived by the Adviser. During the nine months ended March 31, 2024 and 2023, the total base management fee incurred by the Adviser was $262,560 and $323,663, respectively, which were waived by the Adviser. As of March 31, 2024 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0.
There were no incentive fees payable as of March 31, 2024 or June 30, 2023. During the three and nine months ended March 31, 2024 and 2023, there were no incentive fees incurred.

Asset Coverage
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its "asset coverage," as defined in the 1940 Act, is at least 150% after such borrowing. "Asset coverage" generally refers to a company’s total assets, less all liabilities and indebtedness not represented by "senior securities," as defined in the 1940 Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. "Senior securities" for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum "asset coverage" ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company is also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

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

Below is our quarterly asset coverage since June 30, 2019. As of March 31, 2024, our asset coverage ratio stood at 222% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2024	$17,500,000	$2,219	—	—
December 31, 2023	$4,200,000	$3,933	—	—
September 30, 2023	$6,200,000	$3,114	—	—
June 30, 2023	$8,600,000	$2,709	—	—
March 31, 2023	$15,477,000	$1,937	—	—
December 31, 2022	$17,800,000	$1,830	—	—
September 30, 2022	$20,000,000	$1,792	—	—
June 30, 2022	$20,500,000	$1,815	—	—
March 31, 2022	$21,000,000	$1,895	—	—
December 31, 2021	$21,000,000	$1,924	—	—
September 30, 2021	$21,000,000	$1,938	—	—
June 30, 2021	$21,000,000	$1,950	—	—
March 31, 2021	$21,000,000	$1,971	—	—
December 31, 2020	$21,000,000	$1,976	—	—
September 30, 2020	$21,000,000	$1,947	—	—
June 30, 2020	$21,000,000	$1,931	—	—
March 31, 2020	$21,000,000	$1,914	—	—
December 31, 2019	$21,000,000	$2,018	—	—
September 30, 2019	$15,500,000	$2,461	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
Fair value of Financial Instruments

To value our investments, we follow the guidance of ASC 820, Fair Value Measurement ("ASC 820"), that defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2024 and June 30, 2023, with a significant portion of our investments classified as Level 3.

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

Management and the independent valuation firm may consider various factors in determining the fair value of our investments. One prominent factor is the enterprise value of a portfolio company determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. If relevant, management and the independent valuation firms will consider the pricing indicated by external events such as a purchase or sale transaction to corroborate the valuation.

Changes in market yields, discount rates, capitalization rates or EBITDA multiples, each in isolation, may change the fair value measurement of certain of our investments. Generally, an increase in market yields, discount rates or capitalization rates, or a decrease in EBITDA (or other) multiples may result in a decrease in the fair value measurement of certain of our investments.

Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value ("EV") waterfall, or asset recovery analysis. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., "waterfall" allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow . The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets.

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

At March 31, 2024, $19,812,476, $719,369, $436,958 and $13,272,050, of our total investments were valued using the discounted cash flow, enterprise value waterfall, sensitivity analysis and market quotes, respectively, compared to $18,808,075, $478,096, $499,544 and $2,129,472, respectively, at June 30, 2023.

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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including inflation, changes in interest rates and equity price risk. The impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part I, Item 1A. Risk Factors, "Risks Relating to Our Business - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to an interest rate floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2024, 100% (based on fair value) of our investments paid variable interest rates and 0% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.

We also have a revolving credit facility that is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $17,500,000 as of March 31, 2024.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2024:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$970,881	$525,000	$445,881
Up 200 basis points	$647,254	$350,000	$297,254
Up 100 basis points	$323,627	$175,000	$148,627
Down 100 basis points	$(323,627)	$(175,000)	$(148,627)
Down 200 basis points	$(647,254)	$(350,000)	$(297,254)
Down 300 basis points	$(970,881)	$(525,000)	$(445,881)

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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2024.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, if any, and the risk factors in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2023 which could materially affect our business, financial condition or future results. The risks described in this report and in our

Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
July 28, 2023	August 4, 2023	5,633	$6.09
August 25, 2023	September 1, 2023	5,652	$6.09
September 29, 2023	October 6, 2023	7,135	$6.09
October 27, 2023	November 3, 2023	5,630	$6.09
November 24, 2023	December 1, 2023	5,623	$5.37
December 29, 2023	January 5, 2024	7,063	$5.37
January 26, 2024	February 2, 2024	5,689	$5.37
February 23, 2024	March 1, 2024	17,736	$4.82
March 29, 2024	April 5, 2024	22,281	$4.82
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
On December 29, 2023, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended September 30, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $112,175. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2024. The offer expired at 4:00 P.M., Eastern Time, on January 30, 2024, and a total of 293,378 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 23,273 shares validly tendered and not withdrawn at a price equal to $4.82 per share for an aggregate purchase price of approximately $112,175.
On January 30, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of January 31, 2024. A total of 2,074,689 shares were issued on February 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Item 3: Default Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
10.2     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(11)
10.3     Fourth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.*
10.4     Form of Dealer Manager Agreement(12)
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
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(10)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q, filed with the SEC on November 8, 2021.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 24, 2023.
(12)Incorporated by reference to Exhibit h(1) to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on April 8, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)