Form 10-K
period 2024-06-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2024-09-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
Class A Common Stock, $0.001 par value per share
Class S Common Stock, $0.001 par value per share
Class D Common Stock, $0.001 par value per share
Class I Common Stock, $0.001 par value per share

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

As of September 12, 2024, the Registrant had 8,887,849, 0, 0, and 0 shares of Class A, Class S, Class D and Class I Common Stock, $0.001 par value per share, outstanding, respectively.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words "trend," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "potential," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve," and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may," or similar expressions. The forward looking statements contained in this Annual Report involve risks and uncertainties and undue reliance should not be placed on them. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as "Risk Factors" in this Annual Report and our other SEC filings.
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
We were formed as a Maryland corporation on April 29, 2011. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be taxed for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Prospect Capital Management L.P. (the "Adviser"or "Prospect Capital Management") is registered as an investment adviser with the Securities and Exchange Commission, or SEC, under the Investment Advisers Act of 1940 (the "Advisers Act"). Our Adviser manages our portfolio and makes all investment decisions for us, subject to supervision by our Board of Directors (the "Board" or "Board of Directors"). On June 25, 2014, we satisfied our minimum offering requirement of selling at least $2.5 million in common stock and on October 1, 2014, we commenced our investment operations. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (the "Dealer Manager") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock, respectively. The registration statement was declared effective by the SEC on May 10, 2024.
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 14, 2024.
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
Large Addressable Market. According to Leveraged Commentary & Data, institutional leveraged loan issuance (senior secured loans and second lien secured loans) is attracting inflows due to the Federal Reserve’s indication of rising interest rates over 2022 and beyond. We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments
Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by private equity buyout firms in North America, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $541 billion as of August 2022, will continue to drive deal activity.
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
Attractive Deal Structure and Terms
We believe senior secured debt provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry less potential risk than other investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.
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

Typical Leveraged Capital Structure Diagram

Senior Secured First Lien Loans
Senior secured first lien loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured first lien loans are expected to have initial maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured first lien loans typically will have variable rates ranging between 3.0% and 8.0% over a standard benchmark, such as the prime rate or SOFR.
Senior Secured Second Lien Loans
Senior secured second lien loans are immediately junior to senior secured first lien loans and have substantially the same collateral and covenant structures as senior secured first lien loans. Generally, our senior secured second lien loans are expected to have initial maturities of three to eight years. Senior secured second lien loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured first lien loans in full before senior secured second lien loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured first lien loans and senior secured second lien loans. In return for this junior ranking, senior secured second lien loans generally offer higher returns compared to senior secured first lien debt. These higher returns come in the form of higher interest. Generally, we expect that the interest rate on our senior secured second lien loans typically will have variable rates ranging between 6.0% and 11.0% over a standard benchmark, such as the prime rate or SOFR.
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
Equity and Equity-Related Securities
While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.
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
We generally will not be required to pay corporate-level U.S. federal income taxes on income and capital gains distributed to stockholders. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we recognize from our investments and timely distribute to our stockholders as dividends. Furthermore, tax-exempt investors in our shares who do not finance their acquisition of our shares with indebtedness should not be required to recognize unrelated business taxable income (“UBTI”) unlike certain direct investors in master limited partnerships (“MLPs”). We expect to form wholly owned taxable subsidiaries to make or hold certain investments in non-traded limited partnerships or other entities classified as partnership for U.S. federal tax purposes. Although, as a RIC, dividends received by us from taxable entities and distributed to our stockholders will not be subject to corporate-level U.S. federal income taxes, any taxable entities we own will generally be subject to federal and state income taxes on their income. As a result, the net return to us on such investments that are held by such subsidiaries will be reduced to the extent that the subsidiaries are subject to income taxes.
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
At the 2019 Annual Meeting, Triton Pacific Investment Corporation, Inc.'s ("TPIC") stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, and subject to certain additional disclosure requirements as well as the repurchase obligations, both as described below, the 150% minimum asset coverage ratio has applied to the Company effective as of March 16, 2019, the day immediately after the 2019 Annual Meeting. As a result, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a non-traded BDC, we are also required to offer to repurchase our outstanding shares at the rate of 25% per quarter over four calendar quarters.
In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Business Development Companies.”
Code of Ethics
We have adopted a code of ethics in accordance with Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. At a meeting held on April 22, 2019, the Company’s Board of Directors unanimously agreed to amend and restate the Company’s Code of Ethics in its entirety. The Code of Ethics was amended and restated to reflect current best practices. Specifically, the amendments included clarifications and enhancements to the description of the duties and responsibilities of the Company’s Chief Compliance Officer ("CCO"), increased reporting and certification requirements, and an enhanced description of the restrictions on the outside business activities of the directors and officers of the Company and its investment adviser. The code of ethics is attached as Exhibit 14.1 to the Company's Form 8-K filed with the SEC on April 26, 2019, and is also available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
Compliance Policies and Procedures
We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. The Company’s CCO, with whom we contract services, is responsible for administering these policies and procedures.
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
Proxy Voting Records
You may obtain information, without charge, regarding how our Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to our CCO, Kristin Van Dask or by calling us at (212) 448-0702. The SEC also maintains a website at that contains such information.
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
Compensation of the Dealer Manager and Selected Broker-Dealers
Through the Dealer Manager, a FINRA-registered broker-dealer, we are conducting our continuous Multi-Class Offering of our Class S shares, Class D shares, and Class I shares, in a maximum aggregate amount of $300,000,000. Because the Multi-Class Offering is a “best efforts” offering, the Dealer Manager is only required to use its best efforts to sell the shares, which means that no underwriter, broker or other person will be obligated to purchase any shares.
Pursuant to the terms of the Dealer Manager Agreement, we pay the Dealer Manager over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which is included in the 10% underwriting compensation limit, as discussed below. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser will pay the Dealer Manager a distribution services fee of 0.848% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
We will cease paying the shareholder servicing and/or distribution fee on the Class S and Class D shares on the earlier to occur of the following: (i) a listing of Class A shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the Multi-Class Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Multi-Class Offering including selling commissions, the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering.
In addition, consistent with the exemptive relief allowing us to offer multiple classes of shares, at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that underwriting compensation, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to shares held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such shares (or a lower limit as determined by the Dealer Manager or the applicable participating broker), we will cease paying the shareholder servicing and/or distribution fee on either (i) each such share that would exceed such limit or (ii) all Class S shares and Class D shares in such common shareholder’s account. We may modify this requirement if permitted by applicable exemptive relief. At the end of such month, the applicable Class S shares or Class D shares in such common shareholder’s account will convert into a number of Class I shares (including any fractional shares), with an equivalent aggregate NAV as such Class S or Class D shares.

The Multi-Class Offering is being made in compliance with FINRA Rule 2310. Under FINRA rules, all items of underwriting compensation to be paid in connection with the Multi-Class Offering, including any selling commissions such as the transaction or other fees, including upfront placement fees or brokerage commissions charged by certain participating dealers; the distribution services fee paid to the Dealer Manager; shareholder servicing and/or distribution fees; permissible forms of non-cash compensation, such as gifts, business entertainment, training and education expenses and the national and regional sales conferences of the participating brokers; and all other forms of underwriting compensation, if paid by or reimbursed by us, will not exceed 10% of the gross offering proceeds (excluding shares purchased through our distribution reinvestment plan).
The Company has also engaged the Dealer Manager as the Company’s dealer manager for the Company’s Private Offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act) on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering.
Status of Our Multi-Class Offering
Since commencing the Multi-Class Offering and through September 12, 2024, we have sold 0 Class S shares, 0 Class D shares, and 0 Class I shares.
Administration
We have entered into an administration agreement with Prospect Administration LLC, (our "Administrator") (as amended and restated, the “Administration Agreement”) pursuant to which our Administrator performs certain administrative functions on our behalf.
We compensate our Administrator by payment of service fees approved by our independent directors which will reimburse the Administrator for our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief executive officer, CCO and chief financial officer and their respective staffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
About Our Adviser
Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of Pathway Capital Opportunity Fund, Inc. (“PWAY”) which merged with and into us on March 13, 2019. In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $7.9 billion as of June 30, 2024, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.
Prospect Capital Management L.P. is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 700 S Rosemary Ave, Suite 204, West Palm Beach, FL 33401. We depend on the due diligence, skill and network of business contacts of the senior management of our Adviser. We also depend, to a significant extent, on the Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. Our Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain our investment adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement, we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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
Corporate Information
Our executive offices are located at 10 East 40th Street, 42nd Floor, New York, NY 10016 and our telephone number is (212) 448-0702.
Available Information
As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, proxy statements and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. These reports will also be available free of charge on our website at www.pfloat.com. You may access and print all documents provided through this service.
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
Important Tax Information

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2023 calendar year, none of our distributions were designated as taxable dividends and accordingly our distributions did not qualify as interest related dividends. For the 2022 calendar year, 59.65% of our taxable dividends qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

Under IRC Section 163(j), a RIC is permitted to designate distributions attributable to net business interest income as section 163(j) interest dividends. For the 2023 calendar year, none of our distributions were designated as taxable dividends and accordingly our distributions did not qualify as section 163(j) interest dividends. For the 2022 calendar year, 34.16% of our taxable ordinary dividends qualified as section 163(j) interest dividends.

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
Item 1A. Risk Factors
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report, you should consider carefully the following information before making an investment in us. The following should not be considered a complete summary of all the risks associated with an investment, but if any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value per share of our common stock could decline, and you may lose all or part of your investment.
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
•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors for quarter-end periods and by our Valuation Designee (as defined below) for intra-quarter periods and, as a result, there could be uncertainty as to the actual market value of our portfolio investments.
•Because our business model depends to a significant extent upon the business relationships of our Adviser, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•The amount and timing of distributions are uncertain and distributions may be funded from the proceeds of the Multi-Class Offering and any future offerings and may represent a return of capital.
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
•The shares sold in any offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in the Multi-Class Offering or any future offering, you will have limited liquidity.

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
•Until we raise sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses, our continued operations are dependent upon the New Expense Limitation Agreement ("ELA") entered into with the Adviser.
Risks Relating to Our Business and Structure
Except for the investments described in this Annual Report, we have not identified specific investments that we will make with the proceeds of the Multi-Class Offering or any future offering, and you will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock in the Multi-Class Offering or any future offering.
Except for the investments described in this Annual Report, neither we nor our Adviser has identified, made or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock in the Multi-Class Offering or any future offering we may conduct. You must rely on our Adviser and our Board of Directors to implement our investment policies, evaluate our investment opportunities and structure the terms of our investments. Because investors are not able to evaluate our future investments in advance of purchasing shares of our common stock, other than those investments described in this Annual Report, our offering may entail more risk than other types of offerings. This may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Multi-Class Offering or any future offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
For a significant time after the commencement of the Multi-Class Offering or any future offering, a substantial portion of our distributions, if any, will result from expense waivers from our Adviser, which are subject to repayment by us, and may also consist, in whole or in part, of a return of capital. In addition, we may fund our cash distributions to stockholders from any sources of funds legally available to us, including offering proceeds, and borrowings. If we borrow money to fund cash distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Stockholders should understand that any such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such expense waivers. Stockholders should also understand that our future repayments may reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all.
A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.
If we fail to continuously qualify as a business development company, we might become subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Item 1. Business”.
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
The amount and timing of distributions are uncertain and distributions may be funded from the proceeds of the Multi-Class Offering or future offerings and may represent a return of capital.
The amount of any distributions we pay is uncertain. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from offerings we may conduct in the future. We may fund distributions from the uninvested proceeds of any future public offerings and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. If we borrow money to fund distributions, the costs of such borrowings will be borne by us and, indirectly, by our stockholders. Therefore, portions of the distributions that we pay may represent a return of your capital rather than a return on your investment, which will lower your adjusted tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.
We may not be able to pay you distributions, and our distributions may not grow over time. Our ability to pay distributions might be adversely affected by, among other things, the effect of one or more of the risk factors described in this Annual Report. Under such circumstances, our distributions may not be consistent with historical levels, may not grow over time, and may partially comprise a return of capital; and it is possible that investors may not receive distributions at all.

We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.
To maintain RIC status and be relieved of U.S. federal taxes on the income and gains we distribute to our stockholders, we must meet the following annual distribution, source-of-income and asset-diversification requirements.
•The annual distribution requirement for a RIC generally will be satisfied if we distribute to our stockholders with respect to each taxable year at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. See “Item 1. Business - Certain U.S. Federal Income Tax Considerations.” Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources or are prohibited from making distributions, we could fail to qualify as a RIC and thus become subject to U.S. federal income tax on our income imposed at corporate rates. See “Item 1A. Risk Factors -Risks Relating to Debt Financing.”
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
Our Board of Directors will have discretion over the use of the proceeds of the Multi-Class Offering or any future offering.
Our Board of Directors will have flexibility in investing the net proceeds of the Multi-Class Offering and any future offering and may use a portion of the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated at the time of such offering.
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
In order to qualify for the tax benefits available to RICs and to eliminate our liability for U.S. federal income and excise taxes, we intend to distribute to our stockholders substantially all of our annual investment company taxable income and capital gains, except that we may retain certain net capital gains for investment, and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay U.S. federal income tax at the corporate rate on such deemed distributions on behalf of our stockholders. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. As a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings and any outstanding preferred stock, of at least 150%. At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. These requirements limit the amounts we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so.
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
We will have no internal employees. We will depend on the ability, diligence, skill and network of business contacts of our Adviser and its investment committee to identify potential investments, to negotiate such acquisitions, to oversee the management of the investments, and to arrange their timely disposition. The departure of any of the members of our Adviser could have a material adverse effect on our ability to achieve our investment objectives. There can be no assurances that the individuals affiliated with the Adviser who will manage our portfolio will continue to be affiliated with the Adviser, or that the Adviser will be able to obtain suitable replacements if they leave. In addition, we can offer no assurance that our Adviser will remain our investment adviser, or that we will continue to have access to its investment professionals or their information and deal flow. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
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
Our portfolio investments will generally not be in publicly-traded securities. As a result, the value of these securities will not be readily available. We will value these securities at fair value as determined in good faith by our Board of Directors for quarter-end periods and by our Adviser as Valuation Designee for intra-quarter periods. In connection with that determination, investment professionals from our Adviser will prepare valuations based upon the most recent financial statements and projected financial results available from our investments. The participation of our Adviser’s investment professionals in our valuation process could result in a conflict of interest as our Adviser’s management fee is based, in part, on our average total assets.
Our fee structure may induce our Adviser to cause us to borrow and make speculative investments.
We will pay management and incentive fees to our Adviser based on our total assets, including indebtedness. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after payment of such fees and other expenses resulting in a lower rate of return than one might achieve through direct investments. Our base management fee is payable based upon our average total assets, which would include any borrowings. This may encourage our Adviser to use leverage to make additional investments and grow our asset base, which would involve the risks attendant to leverage discussed elsewhere in this Annual Report. In addition, the incentive fee payable by us to our Adviser may create an incentive for it to use leverage and make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns.
The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to favor investments that have a deferred interest feature or no interest income, but higher potential total returns. As our Adviser has agreed to waive any incentive fee on current income which it could have received in accordance with the Advisers Act until the Listing Anniversary (as defined below) and as our Adviser has waived fees under the ELA and Former ELA that are subject to repayment to our Adviser, it could potentially be incentivized to seek riskier investments with greater capital gains, while eschewing investments with an increased current income feature.
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
If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.
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

•The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal income and excise taxes.
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
Our debt investments may be based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.
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
Under our investment strategy, we may invest up to 30% of our portfolio in private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of CLOs, which involve a number of significant risks. CLOs are typically highly levered up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss. We will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or the entities that sponsored the CLOs. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and, therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.
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
Certain collateral quality test failures in our CLO investments may result in diversion of CLO payments and harm our operating results.
Because we expect to hold CLO investments that are subordinated in the capital structure, we expect our investments to be impacted if the CLOs fail to maintain certain financial thresholds related to overcollateralization and/or interest coverage tests. CLO indentures typically do not allow full par credit for assets rated “CCC+” or lower (or their equivalent) in excess of applicable limits for purposes of calculation of the CLO’s overcollateralization tests. As a result, negative rating migration of underlying loans could cause a CLO to be out of compliance with its overcollateralization tests. In the event that a CLO fails these collateral quality tests or otherwise defaults, holders of CLO senior debt may be entitled to payments that would, in turn, reduce or terminate the payments we, as holder of equity and junior debt tranches, would otherwise be entitled to receive from periodic distributions. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results, NAV and cashflows.
We will have no influence on management of underlying investments managed by non-affiliated third party CLO collateral managers.
We are not responsible for and will have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we will not be responsible for and have no influence over the day-to-day management, administration or any other aspect of the issuers of the individual securities. As a result, the values of the portfolios underlying our CLO investments could decrease as a result of decisions made by third party CLO collateral managers.
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
On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. The agencies can request that the full court rehear the case, and if the full court agrees to rehear the case, there can be no assurance as to how long the court will take to issue its decision or whether the full court will reach the same ruling as that of the panel. The period for the federal agencies responsible for the Final U.S. Risk Retention Rules, or the “Applicable Agencies,” to petition for en banc review of the DC Circuit Ruling has expired and the Applicable Agencies have not filed a petition for certiorari requesting the case to be heard by the United States Supreme Court. Pending resolution of any such rehearing or appeal, the final rules continue to apply to asset managers of open-market CLOs. Since the Applicable Agencies have not successfully challenged the DC Circuit Ruling and the DC District Court has issued the above-described order implementing the DC Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the Final U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide take other action with respect to such notes that is not otherwise permitted by the Final U.S. Risk Retention Rules.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
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
A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our Credit Facility and Senior Secured Revolving Credit Facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as SOFR floors. To the extent we invest in credit instruments with SOFR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in SOFR floors and rates do not rise to levels above the SOFR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This, in turn, may result in the potential for a decrease in the level of income available for dividends or other distributions made by us.
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
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
The shares offered by us in any offering are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the foreseeable future. Therefore, if you purchase shares you will likely have limited ability to sell your shares. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time.
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in our offering, which would harm our ability to achieve our investment objectives.
Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and establishes a “best interest” obligation for broker-dealers and their associated persons when making recommendations of any securities transaction or investment strategy involving securities to a retail customer. The obligations of Regulation Best Interest are in addition to, and may be more restrictive than, the suitability requirements discussed above. When making such a recommendation to a retail customer, a broker-dealer must, among other things, act in the best interest of the retail customer at the time a recommendation is made, without placing its interests ahead of its retail customer’s interests. A broker-dealer may satisfy the best interest standard imposed by Regulation Best Interest by meeting disclosure, care, conflict of interest and compliance obligations. In addition, broker-dealers are required to provide retail investors a brief relationship summary, or Form CRS, that summarizes for the retail investor key information about the broker-dealer. Form CRS is different from our prospectus, which contains detailed information regarding our offering and the Company.
Under Regulation Best Interest, high cost, high risk and complex products may require greater scrutiny by broker-dealers and their salespersons before they recommend such products. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our common stock, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. Currently, there is no administrative or case law interpreting Regulation Best Interest and the full scope of its applicability on brokers participating in our offering cannot be determined at this time.
The impact of Regulation Best Interest on brokers participating in our offering cannot be determined at this time, but it may negatively impact whether brokers and their associated persons recommend our offering to retail customers. Such brokers and their associated persons may determine that Regulation Best Interest requires such brokers and their associated persons to not recommend the Company to their customers because doing so may not be in the customers’ best interest, which would negatively impact our ability to raise capital in our offering. If Regulation Best Interest reduces our ability to raise capital in our offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.
Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, the terms of any such repurchases will be limited. As a result, you will have limited opportunities to sell your shares.
Under our share repurchase program, on a quarterly basis we may offer to repurchase shares on such terms as may be determined by our Board of Directors unless, in the judgment of the independent members of our Board of Directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash. At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from principal repayments or other liquidation of debt and equity securities as of the end of the applicable period to repurchase shares. We do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. We further anticipate that we will offer to repurchase such shares at the net asset value per share of the Company, except that the Company deducts 2.00% from such net asset value for shares that have not been outstanding for at least one year. To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Our assets may be depleted to fulfill repurchases under our share repurchase program.
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
We may be unable to invest a significant portion of the net proceeds of any offering on acceptable terms in the timeframe contemplated by this Annual Report.
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
Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a Board of Directors may classify itself without the vote of stockholders. Further, the Board of Directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director and (iv) require the approval of two-thirds of votes entitled to be cast in the election of the directors in order to remove a director. Our Board of Directors has already elected to be subject to the statutory provision providing for a classified board of directors and that our Board of Directors has the sole power to fill any vacancy, and unrelated to these statutory provisions, our charter and bylaws already provide that its Board of Directors has the sole power to set the size of its Board of Directors. A corporation may be prohibited by its charter or by resolution of its Board of Directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the remaining provisions of the statute.
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
Special considerations for certain benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our common stock are considered “publicly offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our common stock by “benefit plan investors” to less than 25% of the total value of each class of our common stock (within the meaning of the Plan Asset Regulations).
If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any common shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and Section 4975 of the Code. If a prohibited transaction occurs for which no exemption is available, our investment adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the covered plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or our investment adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or their beneficiaries, would cause the IRA to lose its tax-exempt status.
Until such time as all the classes of our common stock constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any common shareholder or potential shareholder from purchasing our common stock; (b) prohibit any redemption of our common stock; and (c) redeem some or all common stock held by any holder if, and to the extent that, our Board of Directors determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of common stock would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all common stock shall be subject to such terms and conditions.
Prospective investors should consult with their own advisors as to the consequences of making an investment in the Company.
Risks Relating to Debt Financing
Our use of borrowed money, including through the Senior Secured Revolving Credit Facility, will magnify the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.
We recently established a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility") with Sumitomo Mitsui Banking Corporation which we intend to use to make investments. The lenders under the Senior Secured Revolving Credit Facility have a first priority security interest in substantially all of our assets and certain of our subsidiaries. The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders we, and therefore you, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to or Adviser.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $77.2 million in total assets, (ii) an average cost of funds of 7.96%, (iii) $50.0 million in debt outstanding and (iv) $62.3 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding Return to Stockholder	(19.1)%	(12.9)%	(6.7)%	(0.5)%	5.7%
If we default under our Senior Secured Revolving Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.
All of our assets are pledged as collateral under the Senior Secured Revolving Credit Facility. In the event of a default under the Senior Secured Revolving Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Under the Investment Advisory Agreement, the base management fee payable to the Adviser is based on our average total assets (including amounts borrowed for investment purposes). Consequently, the Adviser may benefit when we incur additional debt or increases the use of leverage to acquire additional assets. This fee structure may encourage the Adviser to cause us to borrow more money to finance additional investments. In addition, under the Investment Advisory Agreement, the Adviser could receive an income incentive fee based on our performance. As a result, the Adviser could be encouraged to use additional leverage or take additional risk to increase the return on our investments.
Risks Relating to Business Development Companies
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business”. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in companies in which we have invested, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time in order to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Further, any failure by us to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to the claims of private litigants. In addition, if approved by a majority of our stockholders, we may elect to withdraw our status as a BDC. If we withdraw our election or otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our operating costs.
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
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risks Relating to Debt Financing.”
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
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, source-of-income and asset-diversification requirements. See “Item 1. Business - Certain U.S. Federal Income Tax Considerations.”
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
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, see “Item 1. Business - Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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
We will experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of our recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied on as being indicative of our performance in future periods.
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
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict such as the renewed hostilities in the Middle East, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, Russia’s military incursion into Ukraine, the response of the United States and other countries, and the potential for wider conflict, has increased volatility and uncertainty in the financial markets and may adversely affect the Company. Immediately following Russia’s invasion, the United States and other countries imposed wide-ranging economic sanctions on Russia, individual Russian citizens, and Russian banking entities and other businesses, including those in the energy sector. These unprecedented sanctions have been highly disruptive to the Russian economy and, given the interconnectedness of today’s global economy, could have broad and unforeseen macroeconomic implications. The ultimate nature, extent and duration of Russia’s military actions (including the potential for cyberattacks and espionage), and the response of state governments and businesses, cannot be predicted at this time. However, further escalation of the conflict could result in significant market disruptions, and negatively affect global supply chains, inflation and global growth. These and any related events could negatively impact our business, financial condition or results of operations.
Additionally, the Federal Reserve has raised interest rates multiple times since March 2022 and rates may remain elevated in 2024. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact the performance of the Company.
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
As of June 30, 2024, we have not raised sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses and have only been able to fund distributions to shareholders and pay a portion of our expenses through the New ELA entered into with the Adviser. The New ELA provides that the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement until December 31, 2024, to the extent that the payment of such fees would cause our operating expenses to exceed an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00%.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Directors. As such, we rely on the cybersecurity policies and procedures implemented by Prospect Capital Management for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details of Prospect Capital Management's cybersecurity program that are relevant to us.
Prospect Capital Management has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on, or through, our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems.
In accordance with the Prospect Capital Management Information Technology Operations and Procedures, the cross-functional Change Advisory Board (“CAB”) governs and oversees the advancement and implementation of policies and procedures to reasonably prevent security incidents. Prospect Capital Management’s cybersecurity program also includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Prospect Capital Management’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping to identify areas for continued focus and improvement.
Prospect Capital Management uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, Prospect Capital Management uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process. Prospect Capital Management, also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Adviser, or our Administrator are detected.
Prospect Capital Management conducts regular phishing tests in which educational materials are provided in each test for those who fail. Prospect Capital Management is implementing security awareness training which will be conducted annually for staff with a high failure rate on the phishing tests.
In the last three fiscal years, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition.

For additional discussion on risks posed by cybersecurity threats, see "Item 1A. Risk Factors - Risks Relating to Our Business and Structure."
Board of Directors Oversight of Cybersecurity Risks
Our Board of Directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board of Directors receives periodic updates from the CCO, which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, manage our cybersecurity program. The CCO supervises our oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as our CCO for more than five years and has worked in the financial services industry for more than 20 years, during which time the CCO has gained expertise in assessing and managing risks applicable to us.
Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are leased by our Administrator, consist of various leases expiring up to and through 2024. We believe that our office facilities are suitable and adequate for our business as currently conducted.

Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2024.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Continuous Public Multi-Class Offering of Common Stock
We currently issue three classes of our common stock: Class I shares, Class S shares and Class D shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of common stock has the same economics and voting rights. Our common stock is not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common stock.
As of September 12, 2024, there were 0 holders of record of our Class I common stock, 0 holders of record of our Class S common stock and 0 holders of record of our Class D common stock.
We determine our NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of common stock outstanding at the date as of which the determination is made.
Market Information
There is no established public trading market for our common stock, and we do not expect one to develop. Therefore, there is a risk that a shareholder may not be able to sell our stock at a time or price acceptable to the shareholder, or at all.
Results of Our Prior Continuous Public Offering of Common Stock
Since commencing our prior public offering and through February 19, 2021 (the date the offering terminated), we have sold 1,690,905 shares of our common stock for gross proceeds of approximately $24,195,384. During the year ended June 30, 2024, the Company accepted a subscription from the Adviser for the sale of $20 million of the Company’s Class A common stock and a total of 4,179,952 shares were issued.
As of June 30, 2024, 6,661,373 shares of our common stock were outstanding as a result of both our prior public offering and our Private Offering.
Holders
Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 12, 2024:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	8,887,849
Class S Common Stock	12,500,000	—	—
Class D Common Stock	12,500,000	—	—
Class I Common Stock	12,500,000	—	—

As of September 12, 2024, we had 1,061 record holders of our Class A common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.
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
We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash. At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. Our Board of Directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased by applying the limitations on the number of shares to be repurchased, noted above. We further anticipate that we will offer to repurchase such shares at a price equal to the net asset value per share, on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that you submit for repurchase. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you may not be able to dispose of your shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.
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
Completed Share Repurchases
Below is a summary of transactions with respect to shares of common stock during each tender offer during the fiscal years ended June 30, 2024, 2023, and 2022:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046			$449,532

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
Total for year ended June 30, 2023		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for year ended June 30, 2022		95,027			$774,034

Recent Sales of Unregistered Securities
In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
June 30, 2023	July 10, 2023	7,130	$6.07
July 28, 2023	August 4, 2023	5,633	$6.09
August 25, 2023	September 1, 2023	5,652	$6.09
September 29, 2023	October 6, 2023	7,135	$6.09
October 27, 2023	November 3, 2023	5,630	$6.09
November 24, 2023	December 1, 2023	5,623	$5.37
December 29, 2023	January 5, 2024	7,063	$5.37
January 26, 2024	February 2, 2024	5,689	$5.37
February 23, 2024	March 1, 2024	17,736	$4.82
March 29, 2024	April 5, 2024	22,281	$4.82
April 26, 2024	May 3, 2024	30,344	$4.75
May 31, 2024	June 7, 2024	38,096	$4.72
June 28, 2024	July 8, 2024	30,674	$4.72
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
On March 31, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of March 31, 2024. The shares are issued as of April 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
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
It is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of stockholders’ investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to our Adviser. Moreover, a return of capital will generally not be taxable, but will reduce each stockholder’s cost basis in our common stock, and will result in a higher reported capital gain or lower reported capital loss when the common stock on which such return of capital was received is sold. Stockholders will be notified of the sources of our distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital). See “Item 1. Business - Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”

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
To maintain RIC tax treatment, we generally must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gain in excess of realized net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our recognized capital gain in excess of recognized capital loss for the one-year period ending on October 31 of the calendar year and (3) any ordinary income or capital gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business - Certain U.S. Federal Income Tax Considerations—Taxation as a RIC.”
We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.
The following tables reflect the cash distributions per share that were declared and paid on common stock by PFLOAT during the fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively:

Fiscal Year 2024		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	August 4, 2023	$0.03260	$78,129
August 25, 2023	September 1, 2023	0.03260	78,313
September 29, 2023	October 6, 2023	0.04095	98,612
October 27, 2023	November 3, 2023	0.03276	79,119
November 24, 2023	December 1, 2023	0.02920	70,070
December 29, 2023	January 5, 2024	0.03650	87,789
January 26, 2024	February 2, 2024	0.02920	70,440
February 23, 2024	March 1, 2024	0.02740	122,458
March 29, 2024	April 5, 2024	0.03425	153,671
April 26, 2024	May 3, 2024	0.02740	181,238
May 31, 2024	June 7, 2024	0.03405	225,515
June 28, 2024	July 8, 2024	0.02724	181,455
Total for the Year Ended June 30, 2024			$1,426,809

Fiscal year 2023		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 29, 2022	August 5, 2022	$0.05305	$126,365
August 26, 2022	September 2, 2022	0.04244	100,522
September 30, 2022	October 7, 2022	0.04720	112,104
October 28, 2022	November 4, 2022	0.03776	89,974
November 25, 2022	December 2, 2022	0.03580	84,685
December 30, 2022	January 6, 2023	0.04475	106,123
January 27, 2023	February 3, 2023	0.03580	85,162
February 24, 2023	March 3, 2023	0.03344	79,752
March 31, 2023	April 7, 2023	0.04180	99,949
April 28, 2023	May 5, 2023	0.03344	80,192
May 26, 2023	June 2, 2023	0.03260	78,362
June 30, 2023	July 7, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023			$1,141,387

Fiscal year 2022		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 2, 9, 16, 23, and 30, 2021	August 4, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	September 1, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	October 1, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	November 5, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	December 3, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	January 7, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	February 4, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	March 4, 2022	0.04436	105,304
March 25, 2022(1)	April 1, 2022	0.04376	104,118
April 29, 2022(1)	May 6, 2022	0.05470	130,475
May 27, 2022(1)	June 3, 2022	0.04376	103,704
June 24, 2022(1)	July 1, 2022	0.04244	100,836
Total for the Year Ended June 30, 2022			$1,409,209

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
Item 6: Reserved
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K (the "Annual Report"). In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part I, "Item 1A. Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.
The terms "PFLOAT," the "Company," "we," "us" and "our" mean Prospect Floating Rate and Alternative Income Fund, Inc. unless the context specifically requires otherwise.
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 14, 2024.
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
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and twelve month periods ended June 30, 2024, we purchased $29,707,463 and $48,266,763, respectively, in investment securities (excluding short-term securities). During the same three and twelve month periods ended June 30, 2024, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the same three and twelve month periods ended June 30, 2024, sales and redemptions of investment securities (excluding short-term securities) were $4,070,861 and $7,966,315, respectively, resulting in a total net portfolio growth of $25,636,602 for the three months ended June 30, 2024 and a total net portfolio growth of $40,300,448 for the twelve months ended June 30, 2024.
Debt Issuances and Redemptions
During the year ended June 30, 2024, we fully repaid our Credit Facility (as defined herein). On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of June 30, 2024, there was a $27,800,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 22,281, 30,344 and 38,096 shares of our common stock on April 5, 2024, May 3, 2024 and June 7, 2024, respectively.
On June 28, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of June 30, 2024. A total of 2,096,436 shares were issued on July 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On March 31, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of March 31, 2024. A total of 2,105,263 shares were issued on April 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On March 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2023 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2024. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2024, and a total of 260,066 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased 21,698 shares validly tendered and not withdrawn at a price equal to $4.72 per share for an aggregate purchase price of approximately $102,413.
On June 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2024. The offer had been originally scheduled to expire at 4:00 P.M. Eastern Time on July 30, 2024. On August 5, 2024, the company amended the tender offer and extended the expiration date of the offer until 4:00 P.M. Eastern Time on Friday, August 30, 2024, unless further extended.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received an exemptive order from the SEC (the "Order") granting the ability to negotiate terms, other than price and quantity, of co-investment transactions with other funds managed by our Adviser or certain affiliates, including us, Prospect Capital Corporation and Priority Income Fund, Inc., subject to certain conditions included therein. Under the terms of the Order permitting us to co-invest with other funds managed by our Adviser or its affiliates, a majority of our independent directors who have no financial interest in the transaction must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. The Order also imposes reporting and record keeping requirements and limitations on transactional fees. We may only co-invest with certain entities affiliated with our Adviser in negotiated transactions originated by our Adviser or its affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
•    all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and
•    all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the Administration Agreement (as defined herein) that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our chief executive officer, CCO and chief financial officer and their respective staffs.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and twelve month periods ended June 30, 2024, we purchased $29,707,463 and $48,266,763, respectively, in investment securities (excluding short-term securities). During the same three and twelve month periods ended June 30, 2024, there was a noncash restructured investment in the amount of $0 and $997,560, respectively. During the same three and twelve month periods ended June 30, 2024, sales and redemptions of investment securities (excluding short-term securities) were $4,070,861 and $7,966,315, respectively, resulting in a total net portfolio growth of $25,636,602 for the three months ended June 30, 2024 and a total net portfolio growth of $40,300,448 for the twelve months ended June 30, 2024. As of June 30, 2024, our investment portfolio, with a total fair value of $59,455,010, consisted of interests in 50 investments (94% in senior secured loans, 1% in equity/other and 5% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after June 30, 2024 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see "Item 1A. Risk Factors."
During the three and twelve month periods ended June 30, 2023, there were no purchased investment securities (excluding short-term securities). During the same three and twelve month periods ended June 30, 2023, there was a noncash restructured investment in the amount of $1,758,226 and $1,758,226, respectively. During the same three and twelve month periods ended June 30, 2023, sales and redemptions of investment securities, including noncash restructured investments (excluding short-term securities) were $9,800,313 and $13,977,527, respectively, resulting in a total net portfolio decline of $(8,042,087) for the three months ended June 30, 2023 and a total net portfolio decline of $(12,219,301) for the twelve months ended June 30, 2023. As of June 30, 2023, our investment portfolio, with a total fair value of $21,915,187, consisted of interests in 43 investments (77% in senior secured loans, 1% in senior secured notes, 2% in equity/other and 20% in CLO - subordinated notes).
Portfolio Holdings
As of June 30, 2024, our investment portfolio, with a total fair value of $59,455,010, consisted of interests in 21 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2024 and June 30, 2023:

	As of June 30, 2024			As of June 30, 2023
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%	1,758,303	1,416,049	7%
Structured subordinated notes	3,443,826	2,956,672	5%	5,764,411	4,386,757	20%
Common Equity/Other	1,717,943	743,301	1%	670,383	478,096	2%
Preferred Equity	50,000	100,000	—%	—	—	—%
Senior Secured Notes	—	—	—%	752,867	271,899	1%
Total	$62,547,890	$59,455,010	100%	$25,391,631	$21,915,187	100%

Number of portfolio companies	21			19
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	100%			98.73%
% Fixed Rate (based on fair value)(1)	—%			1.27%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10.94%			10.95%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	—%			7.43%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	2.65%			9.52%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10.62%			10.57%
% Weighted Average Yield (based on cost) for the entire portfolio	10.32%			10.29%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and June 30, 2023:

	June 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	31%	$19,061,883	32%
Automotive	5,940,679	10%	5,943,941	10%
Services: Consumer	5,755,102	9%	5,470,250	9%
Hotel, Gaming & Leisure	4,813,157	8%	4,806,257	8%
Services: Business	4,654,857	7%	4,286,146	7%
Media: Broadcasting & Subscription	3,343,548	5%	3,451,274	6%
Telecommunications	3,261,044	5%	3,031,539	5%
Banking	2,979,693	5%	2,991,303	5%
High Tech Industries	2,952,217	5%	2,985,077	5%
Structured Finance	3,443,831	6%	2,956,672	5%
Beverage, Food & Tobacco	2,889,240	5%	2,876,123	5%
Media: Diversified and Production	1,800,331	3%	1,559,701	3%
Consumer goods: Non-Durable	997,560	1%	28,375	—%
Retail	198,026	—%	6,469	—%
Total	$62,547,895	100%	$59,455,010	100%

	June 30, 2023
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$5,764,411	23%	$4,386,757	20%
Healthcare & Pharmaceuticals	2,942,734	12%	2,880,134	13%
Services: Consumer	3,004,329	12%	2,741,742	13%
Services: Business	2,647,846	10%	2,507,919	11%
Telecommunications	2,283,487	9%	2,324,213	11%
Wholesale	1,917,882	7%	1,662,469	8%
Media: Diversified and Production	1,758,303	7%	1,416,049	7%
Media: Broadcasting & Subscription	977,525	4%	971,690	4%
Beverage, Food & Tobacco	972,281	4%	920,151	4%
Consumer goods: Durable	703,653	3%	678,492	3%
Consumer goods: Non-Durable	997,560	4%	669,880	3%
Automotive	470,727	2%	470,696	2%
Financial	752,867	3%	271,899	1%
Retail	198,026	—%	13,096	—%
Total	$25,391,631	100%	$21,915,187	100%
As of June 30, 2024 and June 30, 2023, we did not "control" any of our portfolio companies, as defined in the 1940 Act.
The following table shows the composition of our investment portfolio by level of control as of June 30, 2024 and June 30, 2023:

	June 30, 2024				June 30, 2023
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	62,547,890	100%	59,455,010	100%	25,391,631	100%	21,915,187	100%
Total Investments	$62,547,890	100%	$59,455,010	100%	$25,391,631	100%	$21,915,187	100%

Net Asset Value
During the year ended June 30, 2024, our net asset value increased by $16,569,698, due to capital and investment activities, while our net asset value per share decreased by $(1.41). For the year ended June 30, 2024, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $(2,077,562), or $(0.55) per weighted average share. For the year ended June 30, 2024, our net asset value per share further decreased by $0.45 per share related to distributions and our net investment income (loss) of $(214,815). For the year ended June 30, 2024, our net asset value per share further decreased by $(0.02) per share from the realized loss on the extinguishment of debt, which decreased by $(66,844). The following table shows the calculation of net asset value per share as of June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
Net assets	$31,263,560	$14,693,862
Shares of common stock issued and outstanding	6,661,373	2,409,452
Net asset value per share	$4.69	$6.10
Results of Operations
Investment Income
For the years ended June 30, 2024, 2023 and 2022, we generated $3,020,157, $3,290,629 and $3,104,502, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. For the year ended June 30, 2024, investment income was lower as we held fewer investments generating interest income for the first half of the year. This was partially offset by rising interest rates due to increases in SOFR rates and additional assets during the second half of the year. Although there were benefits to interest income due to the rising SOFR rates, our income from our structured subordinated notes decreased due to 13 additional investments with an effective yield estimated to be 0% for the year ended June 30, 2024, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the years ended June 30, 2024, 2023 and 2022, PIK interest included in interest income totaled $153,085, $19,781 and $778, respectively. For the year ended June 30, 2024, PIK interest included in interest income was higher due to amendments on three investments which have now partial PIK interest. For the year ended June 30, 2023, PIK interest included in interest income was higher due to an amendment on one investment which now has partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $3,682,527, $3,223,344 and $2,969,303 for the years ended June 30, 2024, 2023 and 2022, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the years ended June 30, 2024, 2023 and 2022, respectively, were $447,554, $422,681 and $611,137. Base management fees were lower for the year ended June 30, 2023 compared to the year ended June 30, 2024, due to the reduction in average total assets. During the year ended June 30, 2024, average total assets increased due to the sale of the Company's Class A common stock and an increase in investments held. Management fees for the years ended June 30, 2024, 2023 and 2022 were waived.
The interest and credit facility expense for the years ended June 30, 2024, 2023 and 2022, respectively, were $1,243,672, $1,258,907 and $648,025. The interest and credit facility expenses were lower for the year ended June 30, 2024 compared to the year ended June 30, 2023, due to a reduction in the average outstanding credit facility balance which was partially offset by an increase in the average stated interest rate. For the year ended June 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.80% under the Senior Secured Revolving Credit Facility and Credit Facility, and for the year ended June 30, 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 6.26% under the Credit Facility. The interest and credit facility expenses were lower for the year ended June 30, 2023, due to the decrease in the three-month interest rates. For the year ended June 30, 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 2.78% under the Credit Facility. For the years ended June 30, 2024, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $8,199,454, $16,677,151 and $20,880,822, respectively. The interest expense is monitored during our monthly reporting.
The offering costs for the years ended June 30, 2024, 2023 and 2022, respectively, were $82,489, $4,585 and $188,774. The offering costs for the year ended June 30, 2024 were higher compared to the year ended June 30, 2023, due to the commencement of the Multi-Class Offering and the amortization of the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering.
The legal expenses for the years ended June 30, 2024, 2023 and 2022, respectively, were $90,036, $148,626 and $99,961. The legal expenses for the year ended June 30, 2023 were higher compared to the years ended June 30, 2024 and 2022 due to additional costs associated with launching a private placement offering.
The valuation services for the years ended June 30, 2024, 2023 and 2022, respectively, were $35,491, $26,688 and $46,823. The valuation costs for the year ended June 30, 2024 were higher compared to the year ended June 30, 2023 due to an increase in investments held. The valuation costs for the years ended June 30, 2024 and 2023 were lower compared to the year ended June 30, 2022 due to leveraging the valuation services provided for co-investments.
The general and administrative expense for the years ended June 30, 2024, 2023 and 2022, respectively, were $177,599, $65,942 and $61,909. The general and administrative expense for the year ended June 30, 2024 was higher due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $(447,555), $(422,681) and $(611,137) for the years ended June 30, 2024, 2023 and 2022, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $(214,815), $489,966 and $746,336 for the years ended June 30, 2024, 2023 and 2022, respectively. The net investment income for the year ended June 30, 2024 was lower due to an increase in administrator expenses, valuation services, and general and administrative expense as well as a decrease in interest income.

Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2024, 2023 and 2022, respectively, we received proceeds from sales and repayments on unaffiliated investments of $7,966,315, $12,219,301 and $13,141,266, from which we realized gains (losses) of $(2,087,522), $(848,927) and $0, respectively. During the year ended June 30, 2024, we recognized a realized loss from debt of $66,844 related to the termination of the Credit Facility.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the years ended June 30, 2024, 2023 and 2022, net change in unrealized gains (losses) totaled $9,960, $(726,332) and $(2,505,932), respectively. For the year ended June 30, 2024, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of June 30, 2024, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2024, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. Triton Pacific was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and Triton Pacific ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged the Dealer Manager as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering.
We are conducting our continuous Multi-Class Offering of our Class S shares, Class D shares, and Class I shares, in a maximum aggregate amount of $300,000,000. Because the Multi-Class Offering is a “best efforts” offering, the Dealer Manager is only required to use its best efforts to sell the shares, which means that no underwriter, broker or other person will be obligated to purchase any shares.
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
For the years ended June 30, 2024, 2023 and 2022, our operating activities (used) provided $(27,411,792), $17,149,447 and $338,085 of cash, respectively. The change is primarily driven by an increase in purchases, an increase in a payable for open trades and for accrued legal and administrator fees, an increase in the amortization of deferred financing costs and an increase in due to administrator. For the years ended June 30, 2024, 2023 and 2022, operating activities included the purchases of investments of $48,266,763, $0 and $(13,696,250), respectively. For the years ended June 30, 2024, 2023 and 2022, operating activities included the repayments and sales of portfolio investments of $7,966,315, $12,219,301 and $13,141,266, respectively. Financing activities (used) provided $37,025,657, $(12,824,459) and $(2,010,446) of cash during the years ended June 30, 2024, 2023 and 2022, respectively, which included dividend payments of $(538,291), $(616,122) and $(736,412) respectively. For the years ended June 30, 2024, 2023 and 2022, we repaid $24,800,000, $11,900,000 and $500,000, respectively, under the Credit Facility.
Credit Facility
On May 16, 2019, the Company established a $50 million senior secured revolving credit facility (the "Credit Facility") with Royal Bank of Canada, a Canadian chartered bank, acting as administrative agent. In connection with the Credit Facility, TP Flexible Funding, LLC (the "SPV"), as borrower, and each of the other parties thereto entered into a Revolving Loan Agreement, dated as of May 16, 2019 (the "Loan Agreement").
The Credit Facility had a maturity of May 21, 2029 and, initially, bore interest at a rate of three-month LIBOR plus 1.55%. On May 11, 2020, in connection with an extension of the ramp period for the Credit Facility from May 15, 2020 to November 15, 2020, the Company agreed to the increased interest rate of three-month LIBOR plus 2.20% on the Credit Facility for the period from May 16, 2020 through November 15, 2020. Effective November 10, 2020, the end date of the ramp period of the Credit Facility was extended again, from November 15, 2020 to May 14, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through May 14, 2021. On May 11, 2021, the end date of the ramp period of the Credit Facility was further extended from May 14, 2021 to November 15, 2021. As a result, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended through November 15, 2021. On August 26, 2021, the end date of the ramp period of the Credit Facility was further extended from November 15, 2021 to August 25, 2022. In exchange, the interest rate on borrowings under the Credit Facility of the three-month LIBOR plus 2.20% was extended permanently. On July 6, 2022, the end date of the ramp period of the Credit Facility was further extended from August 25, 2022 to August 25, 2023. In connection with such extension, the interest rate on borrowings under the Credit Facility was amended from three-month LIBOR plus 2.20% to SOFR plus 2.20%. On March 24, 2023, (i) the end date of the ramp period of the Credit Facility was further extended from August 25, 2023 to October 25, 2023 and (ii) the Loan Agreement was amended to require sales of collateral and/or receipt of capital contributions in a combined amount to have generated proceeds (on a trade date basis) (x) during the period from March 24, 2023 through April 30, 2023, in the Initial Amount (the "Initial Amount") of $4,000,000, and (y) during each month thereafter in an amount equal to $2,000,000 (the "Required Amount") with any amount in excess of the total Required Amount plus the Initial Amount contributing to the Required Amount for the next month. In connection with such extension and amendment, the interest rate on borrowings under the Credit Facility was reduced from SOFR plus 2.20% to SOFR plus 1.55%. The Credit Facility was secured by substantially all of the SPV’s properties and assets. Under the Loan Agreement, the SPV made certain customary representations and warranties and was required to comply with various covenants, including reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement included usual and customary events of default for credit facilities of this nature. On November 7, 2022, Royal Bank of Canada granted a waiver of any non-compliance with certain waterfall provisions in the Loan Agreement that may have occurred prior to November 7, 2022. Further non-compliance with certain waterfall provisions was permitted through January 31, 2023.
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility, by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of June 30, 2024, there was a $27,800,000 balance on the Senior Secured Revolving Credit Facility.
As of June 30, 2024 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of June 30, 2024 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of June 30, 2024 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of June 30, 2024 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2024, 2023 and 2022, we recorded $264,524, $1,258,907 and $648,025, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the years ended June 30, 2024, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $66,844, $0 and $0, respectively.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving

Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an automatic commitment increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the commitment termination date ("Commitment Termination Date") of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and occurrence of indebtedness, with certain exceptions and minimum amount thresholds.
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
During the year ended June 30, 2024, the Company entered into the Senior Secured Revolving Credit Facility. As of June 30, 2024, we had $27,800,000 outstanding on our Senior Secured Revolving Credit Facility. As of June 30, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $59,455,010, which represents 100% of our total investments for the period. As of June 30, 2024, cash balances of $5,417,977 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $27,800,000 and is categorized as Level 2 under ASC 820 (as defined herein) as of June 30, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,186,520 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of June 30, 2024, $910,312 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the year ended June 30, 2024, we recorded $979,148 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on September 12, 2024 and notes the following:

Issuance of Common Stock
For the period beginning July 1, 2024 and ending September 12, 2024, the Company sold 2,096,436 shares of its Class A common stock for gross proceeds of $10,000,000 and issued 130,040 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $618,759.
On June 28, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of June 30, 2024. The shares are issued as of July 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Investment Activity
During the period beginning July 1, 2024 and ending September 12, 2024, the Company made ten investments totaling $23,547,186.
During the period beginning July 1, 2024 and ending September 12, 2024, the Company sold one investment amounting to $2,007,500.
Senior Secured Revolving Credit Facility
As of September 12, 2024, there was a $41,900,000 outstanding Senior Secured Revolving Credit Facility balance.
Tender Offer
On June 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2024. The offer had been originally scheduled to expire at 4:00 P.M., Eastern Time, on July 30, 2024. On August 5, 2024, the company amended the tender offer and extended the expiration date of the offer until 4:00 P.M., Eastern Time, on Friday, August 30, 2024, unless further extended.
Distributions
On July 25, 2024, the Board of Directors declared a distribution for the month of July 2024, which reflected a targeted annualized distribution rate of 7.50% based on the net asset value per share for the third fiscal quarter ended March 31, 2024. The distribution had a monthly record date as of the close of business of the last Friday in July 2024 and equaled a weekly amount of $0.00681 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
July 26, 2024	August 2, 2024	$0.02724
On August 27, 2024, the Board of Directors declared a distribution for the month of August 2024, which reflected a targeted annualized distribution rate of 8.00% based on the net asset value per share for the fourth fiscal quarter ended June 30, 2024. The distribution had a monthly record date as of the close of business of the last Friday in August 2024 and equaled a weekly amount of $0.00730 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
August 30, 2024	September 9, 2024	$0.03650

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
Investment Advisory Agreement
We have entered into the Investment Advisory Agreement with our Adviser, pursuant to which we would pay our Adviser a fee for its services under the Investment Advisory Agreement consisting of two components - a base management fee and an incentive fee. Under the Amended and Restated Advisory Agreement, we reduced the base management fee from an annual rate of 1.75% to 1.20% and eliminated the incentive fee payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange (the "Listing Anniversary"). Until such January 1, 2022 effective date, the advisory fees payable to the Adviser were as set forth in the Investment Advisory Agreement. The cost of any advisory fees payable to the Adviser will ultimately be borne by our stockholders. See "-Investment Advisory Fees."
Certain members of our senior management hold an equity interest in our Adviser.  Members of our senior management also serve as principals of other investment managers affiliated with our Adviser that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and CCO and her staff. For the years ended June 30, 2024, 2023 and 2022, allocation of overhead from the Administrator to the Company was $946,720, $568,825 and $671,707, respectively. As of June 30, 2024 and June 30, 2023, $1,766,942 and $868,634, respectively, was payable to the Administrator US Bank, SMBC and BNY by the Company.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received the Order, which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation ("PSEC") and Priority Income Fund, Inc. ("PRIS"), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2024, 2023 and 2022. The officers do not receive any direct compensation from the Company.
Dealer Manager Agreement
On May 13, 2024, the Company entered into the dealer manager agreement (“Dealer Manager Agreement”) with the Dealer Manager.
Pursuant to the terms of the Dealer Manager Agreement, the Company pays the Dealer Manager over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which is included in the 10% underwriting compensation limit as discussed in “Item 1. Business – Compensation of the Dealer Manager and Selected Broker-Dealers.” The shareholder servicing and/or distribution fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser will pay the Dealer Manager a distribution services fee of 0.848% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $447,554, $422,681 and $611,137 for the years ended June 30, 2024, 2023 and 2022, respectively.
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 14, 2024.
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
During the years ended June 30, 2024, 2023 and 2022, the total base management fee incurred by the Adviser was $447,554, $422,681 and $611,137, respectively, which were waived by the Adviser. As of June 30, 2024 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of June 30, 2024 or June 30, 2023. During the years ended June 30, 2024, 2023 and 2022, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2019. As of June 30, 2024, our asset coverage ratio stood at 213% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2024 and June 30, 2023, with a significant portion of our investments classified as Level 3.
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
Our investments that are classified as Level 3 are primarily valued utilizing a discounted cash flow, enterprise value ("EV") waterfall, or asset recovery analysis. The discounted cash flow converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts. Under the EV waterfall, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., "waterfall" allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow. The asset recovery analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets.
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

At June 30, 2024, $38,732,046, $2,768,603, $17,954,361, and $0 of our total investments were valued using the discounted cash flow, enterprise value waterfall, market quotes and sensitivity analysis, respectively, compared to $18,808,075, $478,096, $0 and $499,544, respectively, at June 30, 2023.
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
Item 7A: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including inflation, changes in interest rates and equity price risk. The impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see "Item 1A. Risk Factors" in this Annual Report.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in this Annual Report.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2024, 100% (based on fair value) of our investments paid variable interest rates and 0% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
We also have a revolving credit facility that is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $27,800,000 as of June 30, 2024.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2024:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,745,813	$834,000	$911,813
Up 200 basis points	$1,163,875	$556,000	$607,875
Up 100 basis points	$581,938	$278,000	$303,938
Down 100 basis points	$(576,297)	$(278,000)	$(298,297)
Down 200 basis points	$(1,151,094)	$(556,000)	$(595,094)
Down 300 basis points	$(1,689,491)	$(834,000)	$(855,491)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Prospect Floating Rate and Alternative Income Fund, Inc.
Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company"), including the consolidated schedule of investments, as of June 30, 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the year then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Valuation of Level 3 Investments - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company held certain portfolio investments classified as Level 3 investments including First and Second Lien debt, Equity, and Collateralized Loan Obligation ("CLO") investments, which are also referred to as Subordinated Structured Notes. The Company's determination of fair value for these Level 3 investments involved subjective judgments and estimates including the selection of valuation methodologies and unobservable inputs.
We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by the Company to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs used by the Company in the determination fair value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of Level 3 investments included the following, among others:
•We tested the design and implementation of the Company's controls over the valuation of Level 3 investments, including those over the selection of valuation methodologies and development of unobservable inputs.

•We evaluated the appropriateness of the valuation methodologies and the reasonableness of the significant unobservable inputs. For a selection of Level 3 investments, we utilized the assistance of our fair value specialists to perform our audit procedures.

•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's selected values for a selection of Level 3 investments.

•We evaluated management's ability to reasonably estimate fair value by comparing management's historical estimates of fair value to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 12, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Prospect Floating Rate and Alternative Income Fund, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”), including the consolidated schedule of investments, as of June 30, 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2023 by correspondence with the custodians, brokers and portfolio companies; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2013 to 2023.

New York, New York
September 27, 2023

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets	June 30, 2024	June 30, 2023

Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $62,547,890 and $25,391,631, respectively) (Note 7 and 8)	$59,455,010	$21,915,187
Cash and cash equivalents	15,406,421	5,730,723
Restricted cash	—	61,833
Deferred financing costs (Note 10)	910,312	230,022
Deferred offering costs	457,656	—
Interest receivable	365,038	169,695
Prepaid expenses and other assets	99,578	163,076
Receivable for repayments of portfolio investments	5,141	7,554
Receivable for investments sold	—	1,361,436
Total Assets	76,699,156	29,639,526

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	27,800,000	—
Revolving Credit Facility (Note 10)	—	8,600,000
Payable for open trades	15,065,919	4,997,938
Due to Administrator (Note 4)	1,766,942	868,634
Accrued legal fees	223,723	68,959
Distributions payable	181,454	98,197
Interest payable	150,416	71,994
Accrued audit fees	130,000	169,400
Accrued expenses	117,142	70,542
Total Liabilities	45,435,596	14,945,664
Commitments and Contingencies (Note 9)	—	—
Net Assets	$31,263,560	$14,693,862

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 6,661,373 and 2,409,452 Class A shares issued and outstanding, respectively) (Note 3)	$6,662	$2,410
Paid-in capital in excess of par (Note 3 and Note 6)	43,644,788	24,597,524
Total distributable earnings (loss) (Note 6)	(12,387,890)	(9,906,072)
Net Assets	31,263,560	14,693,862
Net Asset Value Per Share (Note 11)	$4.69	$6.10

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2024	2023	2022
Investment Income
Interest income from non-control/non-affiliate investments	$2,745,561	$2,622,328	$2,276,546
Interest income from structured credit securities	274,596	668,301	827,956
Total Investment Income	3,020,157	3,290,629	3,104,502

Operating Expenses
Interest expense and credit facility expenses (Note 10)	1,243,672	1,258,907	648,025
Administrator Costs (Note 4)	946,720	568,825	671,707
Base management fees (Note 4)	447,554	422,681	611,137
Transfer agent’s fees and expenses	312,643	240,077	191,969
Audit and tax expense	208,624	305,533	291,127
General and administrative	177,599	65,942	61,909
Insurance expense	137,699	181,480	152,936
Legal expense	90,036	148,626	99,961
Offering costs	82,489	4,585	188,774
Valuation services	35,491	26,688	46,823
Excise tax expense	—	—	4,935
Total Operating Expenses	3,682,527	3,223,344	2,969,303
Expense limitation reimbursement (Note 4)	(447,555)	(422,681)	(611,137)
Total Net Operating Expenses	3,234,972	2,800,663	2,358,166
Net Investment (Loss) Income	(214,815)	489,966	746,336

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(2,087,522)	(848,927)	—
Net realized losses	(2,087,522)	(848,927)	—
Net change in unrealized losses:
Non-control/non-affiliate investments	9,960	(726,332)	(2,505,932)
Net change in unrealized losses	9,960	(726,332)	(2,505,932)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(2,077,562)	(1,575,259)	(2,505,932)
Extinguishment of debt	(66,844)	—	—
Net Decrease in Net Assets Resulting from Operations	$(2,359,221)	$(1,085,293)	$(1,759,596)
Net decrease in net assets resulting from operations per share (Note 11)(1)	$(0.63)	$(0.45)	$(0.74)
Distributions declared per share	$0.39	$0.48	$0.59
(1)For the years ended June 30, 2024, 2023 and 2022, the weighted average Class A common stock outstanding was 3,787,892, 2,383,649, and 2,380,229, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock - Class A(1)
For the Year Ended June 30, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(2)	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
Net decrease in net assets resulting from operations
Net investment loss	—	—	—	(214,815)	(214,815)
Net realized (losses) on investments	—	—	—	(2,087,522)	(2,087,522)
Net realized (losses) on extinguishment of debt	—	—	—	(66,844)	(66,844)
Net change in unrealized gains on investments	—	—	—	9,960	9,960
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(620,357)	(620,357)
Return of capital distributions	—	—	(806,452)	—	(806,452)
Capital Transactions
Shares issued (Note 3)	4,179,952	4,180	19,995,820	—	20,000,000
Shares issued through reinvestment of distributions (Note 3)	158,015	158	805,102	—	805,260
Repurchase of common stock (Note 3)	(86,046)	(86)	(449,446)	—	(449,532)
Tax Reclassification of Net Assets (Note 6)	—	—	(497,760)	497,760	—
Total Increase (Decrease) for the year ended June 30, 2024	4,251,921	4,252	19,047,264	(2,481,818)	16,569,698
Balance as of June 30, 2024	6,661,373	$6,662	$43,644,788	$(12,387,890)	$31,263,560

(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2024, there are no shares of Class S, Class D or Class I common stock outstanding.
(2) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Year Ended June 30, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net increase in net assets resulting from operations
Net investment income	—	—	—	489,966	489,966
Net realized (losses) on investments	—	—	—	(848,927)	(848,927)
Net change in unrealized gains (losses) on investments	—	—	—	(726,332)	(726,332)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(486,866)	(486,866)
Return of capital distributions	—	—	(654,521)	—	(654,521)
Capital Transactions
Shares issued through reinvestment of distributions	78,814	79	527,825	—	527,904
Repurchase of common stock	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 7)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the year ended June 30, 2023	33,562	34	(590,817)	(1,416,330)	(2,007,113)
Balance as of June 30, 2023	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2022	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2021(1)	2,386,057	$2,386	$25,350,732	$(5,405,311)	$19,947,807
Net increase in net assets resulting from operations
Net investment income	—	—	—	746,336	746,336
Net change in unrealized gains (losses) on investments	—	—	—	(2,505,932)	(2,505,932)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(1,005,988)	(1,005,988)
Return of capital distributions	—	—	(403,221)	—	(403,221)
Capital Transactions
Shares issued through reinvestment of distributions	84,860	85	695,922	—	696,007
Repurchase of common stock	(95,027)	(95)	(773,939)	—	(774,034)
Tax Reclassification of Net Assets (Note 7)	—	—	318,847	(318,847)	—
Total Increase (Decrease) for the year ended June 30, 2022	(10,167)	(10)	(162,391)	(3,084,431)	(3,246,832)
Balance as of June 30, 2022	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2024	2023	2022
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(2,359,221)	$(1,085,293)	$(1,759,596)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of offering costs	82,489	—	188,774
Purchases of investments	(48,266,763)	—	(13,696,250)
Repayments and sales of portfolio investments	7,966,315	12,219,301	13,141,266
Net change in unrealized losses on investments	(9,960)	726,332	2,505,932
Net realized losses on investments	2,087,522	848,927	—
Net realized losses on extinguishment of debt	66,844	—	—
Amortization of premiums (accretion of purchase discounts) on investments, net	83,879	(107,296)	(385,585)
Net Reductions to Subordinated Structured Notes and related investment cost	752,365	227,394	467,728
Deferred financing costs	—	(47,987)	—
Amortization of deferred financing costs	439,387	222,554	58,787
Payment-in-kind interest	(153,085)	(19,781)	(778)
Settlement of Treasury Bills	(98)	(67)	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	1,361,436	(1,361,436)	—
Receivable for repayments of portfolio investments	2,413	26,386	(24,350)
Interest receivable	(195,343)	46,562	(147,507)
Deferred offering costs (Note 5)	—	—	(188,774)
Prepaid expenses and other assets	63,498	61,319	161,801
Increase (Decrease) in operating liabilities
Due to Adviser (Note 4)	—	—	(44,223)
Payable for open trades	10,067,981	4,997,938	—
Accrued expenses	46,600	(30,013)	8,684
Accrued legal fees	(385,381)	(99,509)	96,283
Accrued audit fees	(39,400)	41,260	(31,860)
Due to Administrator (Note 5)	898,308	512,509	(22,195)
Due to Affiliates (Note 5)	—	—	(37,248)
Interest payable	78,422	(24,718)	42,261
Tax payable	—	(4,935)	4,935
Net cash provided by/(used in) operating activities	(27,411,792)	17,149,447	338,085
Cash flows from financing activities:
Gross proceeds from shares sold	20,000,000	—	—
Distributions paid to stockholders	(538,291)	(616,122)	(736,412)
Repurchase of common stock	(449,532)	(308,337)	(774,034)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	44,000,000	—	—
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(16,200,000)	—	—
Repayments under Revolving Credit Facility (Note 10)	(8,600,000)	(11,900,000)	(500,000)
Financing costs paid and deferred	(1,186,520)	—	—
Net cash provided by/(used in) financing activities	37,025,657	(12,824,459)	(2,010,446)
Net increase in cash, cash equivalents and restricted cash	9,613,865	4,324,988	(1,672,361)
Cash, cash equivalents and restricted cash at beginning of period	5,792,556	1,467,568	3,139,929
Cash, cash equivalents and restricted cash at end of period	$15,406,421	$5,792,556	$1,467,568
Supplemental disclosures:
Cash paid for interest	$725,862	$1,061,071	$546,976
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$805,259	$527,904	$696,007

Beginning of the period
Cash and cash equivalents	$5,730,723	$1,467,568	$3,139,929
Restricted cash	61,833	—	—
Cash, cash equivalents and restricted cash at beginning of period	$5,792,556	$1,467,568	$3,139,929

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

End of the period
Cash and cash equivalents	$15,406,421	$5,730,723	$1,467,568
Restricted cash	—	61,833	—
Cash, cash equivalents and restricted cash at end of period	$15,406,421	$5,792,556	$1,467,568
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+1.00% (6.60%) Cash plus 4.09% PIK	1.00	7/31/2025	$2,965,507	$2,677,559	$2,440,316	7.81%
		6/28/2024	3M SOFR+ 7.50% (13.10%)	1.00	7/31/2025	175,362	175,373	175,362	0.56%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (10.84%)	—	5/4/2025	2,981,132	2,975,183	3,004,087	9.61%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.34%)	0.75	6/12/2028	2,957,453	2,889,240	2,876,123	9.20%
CareerBuilder, LLC(h)(j)(m)	Services: Consumer	4/13/2023	3M SOFR+6.75% (7.96%) Cash plus 4.25% PIK	1.00	7/31/2026	714,056	706,375	421,293	1.35%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(13.35%)	3.25	6/14/2029	4,000,000	3,997,482	3,913,600	12.52%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.69%)	0.50	12/21/2028	3,451,274	3,343,548	3,451,274	11.04%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (10.09%)	0.75	4/26/2029	2,723,046	2,692,552	2,723,046	8.71%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.60%)	1.00	2/26/2026	5,120,833	5,117,474	5,120,833	16.38%
First Brands Group(i)	Automotive	2/8/2024	3M SOFR+5.00%(10.59%)	1.00	3/30/2027	1,989,717	1,990,153	1,980,167	6.33%
		3/8/2024	3M SOFR+5.00% (10.59%)	1.00	3/30/2027	3,981,292	3,950,526	3,963,774	12.68%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(i)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.69%)	—	11/29/2025	417,699	408,112	415,861	1.33%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (13.09%)	2.50	6/11/2029	5,000,000	4,998,727	5,000,000	15.99%
MoneyGram International, Inc.(i)	Banking	4/23/2024	3M SOFR+4.75% (10.08%)	0.50	6/1/2030	2,992,500	2,979,693	2,991,303	9.57%
NH Kronos Buyer, Inc.(h)	Healthcare & Pharmaceuticals	4/10/2024	3M SOFR+6.25% (11.73%)	1.00	11/1/2028	4,984,127	4,931,331	4,984,127	15.94%
PlayPower, Inc.(h)(j)	Hotel, Gaming & Leisure	2/5/2024	3M SOFR+5.50% (10.96%)	—	5/10/2026	4,966,680	4,813,157	4,806,257	15.37%
Research Now Group, LLC & Dynata, LLC(h)	Services: Business	6/3/2024	1M SOFR+8.75% (14.21%)	1.00	8/17/2024	59,150	57,826	59,091	0.19%
		4/2/2019	3M SOFR+7.50% (13.09%)	1.00	12/20/2024	1,909,853	1,904,479	1,504,009	4.81%	(o)
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.59%)	0.75	6/30/2029	2,989,861	2,952,217	2,985,077	9.55%
Wellpath Holdings, Inc. (h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.11%)	—	10/1/2025	1,991,497	1,974,783	1,279,736	4.09%
Total Senior Secured Loans-First Lien							$55,535,790	$54,095,336	173.03%

Senior Secured Loans-Second Lien(f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.35%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,822,720	$1,800,331	$1,559,701	4.99%
Total Senior Secured Loans-Second Lien							$1,800,331	$1,559,701	4.99%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	17.14%	N/A	10/20/2030	$250,000	$154,682	$146,300	0.47%
Apidos CLO XXVI(l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	144,189	115,900	0.37%
California CLO IX, Ltd.	Structured Finance	12/13/2019	18.68%	N/A	7/16/2032	500,000	245,264	241,200	0.77%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	127,852	116,350	0.37%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	299,146	265,500	0.85%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	84,976	75,300	0.24%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	26,231	24,375	0.08%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	3.52%	N/A	10/22/2030	250,000	172,319	139,250	0.45%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	19,839	17,170	0.05%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	200,197	$174,450	0.56%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	2.86%	N/A	2/14/2031	387,538	212,222	162,417	0.52%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	187,914	165,253	0.53%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	88,762	79,800	0.26%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	299,532	247,150	0.79%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	3.49%	N/A	10/21/2030	250,000	192,728	169,775	0.54%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	384,730	304,950	0.98%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	40,750	33,855	0.11%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	108,094	93,775	0.30%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	53,943	47,190	0.15%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	185,875	152,525	0.49%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	86,780	72,862	0.23%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	127,801	111,325	0.36%
Total Structured Subordinated Notes							$3,443,826	$2,956,672	9.46%

Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$659,500	2.11%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,469	0.02%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	48,957	0.16%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	28,375	0.09%
Total Common Equity/Other							$1,717,943	$743,301	2.38%

Preferred Stock(a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC	Healthcare & Pharmaceuticals	6/14/2024	8% PIK	N/A	N/A	48	50,000	100,000	0.32%
Total Preferred Stock							$50,000	$100,000	0.32%

Total Portfolio Investments							$62,547,890	$59,455,010	190.18%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2024, 6% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at June 30, 2024 was $59,455,010, representing 100% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Senior Secured Loans-First Lien	8/2/2019, 3/4/2024, 4/2/2024, 6/28/2024	$1,779,308
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024	1,945,000
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
DTI Holdco, Inc.	Senior Secured Loans-First Lien	2/8/2024	2,000,000
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
PlayPower, Inc.	Senior Secured Loans-First Lien	2/29/2024, 3/1/2024, 5/6/2024	3,565,351
Global Tel*Link Corporation (d/b/a ViaPath Technologies)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024	1,994,924
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
(k) The securities in which the Company has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(l) The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the year ended June 30, 2024.

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	4.09%	—%	4.09%
CareerBuilder, LLC - First Lien Term Loan	4.25%	—%	4.25%	(A)
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%

(A) On June 28, 2024, the CareerBuilder, LLC First Lien Loan was amended to allow for a portion of interest accruing in cash to be payable in kind.
(n)     The Company has entered into an intercreditor agreement that entitles the Company to the “last out" tranche of the first lien secured loans, hereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the "first out" lenders and the Consolidated Schedule of Investments above reflects such higher rate.
(o)    Investment on non-accrual status as of the reporting date (See Note 2).
(p)    Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, and Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023

						June 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)(l)
Aventiv Technologies, LLC (f)(h)(j)	Telecommunications	7/31/2019	3ML+4.50% (10.23%)	1.00	11/1/2024	$1,918,782	$1,871,317	$1,918,782	13.06%
BCPE North Star US Holdco 2, Inc.(f)(h)	Beverage, Food & Tobacco	2/2/2022	3ML+4.00% (9.54%)	0.75	6/9/2028	972,470	972,281	920,151	6.26%
CareerBuilder, LLC(h)(j)	Services: Consumer	4/18/2023	6M SOFR+6.75% (12.51%)	1.00	7/31/2026	725,238	723,343	499,544	3.40%
DRI Holding Inc(f)(h)	Media: Broadcasting & Subscription	12/16/2021	1ML SOFR+5.25% (10.45%)	0.50	12/21/2028	977,525	977,525	971,690	6.61%
DTI Holdco, Inc.(f)(h)	Services: Business	4/21/2022	3M SOFR+4.75% (9.80%)	0.75	4/26/2029	740,634	727,834	710,099	4.83%
First Brands Group(f)(h)	Automotive	3/24/2021	6M SOFR+5.00% (10.25%)	1.00	3/30/2027	473,788	470,727	470,696	3.20%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.45%)	—	11/29/2025	422,120	412,170	405,431	2.76%
PetVet Care Centers, LLC(f)(i)	Healthcare & Pharmaceuticals	11/22/2021	1ML+3.50% (8.69%)	0.75	2/14/2025	475,805	475,174	467,003	3.18%
RC Buyer, Inc.(f)(h)	Consumer goods: Durable	7/27/2021	3M SOFR+3.50% (9.00%)	0.75	7/28/2028	705,000	703,653	678,492	4.62%
Research Now Group, LLC & Dynata, LLC (f)(h)	Services: Business	4/2/2019	3ML+5.50% (10.80%)	1.00	12/20/2024	1,920,012	1,920,012	1,797,820	12.24%
Rising Tide Holdings, Inc.(f)(h)(o)	Consumer goods: Non-Durable	5/26/2021	3M SOFR+1.00% (10.26%)	0.75	6/1/2028	1,004,619	997,560	669,880	4.56%
Sorenson Communications, LLC(f)(h)	Services: Consumer	3/12/2021	1ML + 5.50% (10.69%)	0.75	3/17/2026	1,063,719	1,055,986	1,062,278	7.23%
Staples, Inc.(f)(i)(j)	Wholesale	11/18/2019	3ML+5.00% (10.30%)	—	4/16/2026	1,929,648	1,917,882	1,662,469	11.31%
Upstream Newco, Inc.(f)(h)	Services: Consumer	7/22/2021	3M SOFR+4.25% (9.75%)	—	11/20/2026	1,225,000	1,225,000	1,179,920	8.03%
Wellpath Holdings, Inc. (f)(h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3ML+5.50% (10.98%)	—	10/1/2025	2,012,571	1,995,203	1,948,131	13.26%
Total Senior Secured Loans-First Lien							$16,445,667	$15,362,386	104.55%

Senior Secured Loans-Second Lien(f)(h)(k)(l)(o)
Shutterfly Finance, LLC	Media: Diversified and Production	6/5/2023	10.24% ( PIK plus 5.00% cash)	1.00	10/1/2027	$1,764,000	$1,758,303	$1,416,049	9.64%
Total Senior Secured Loans-Second Lien							$1,758,303	$1,416,049	9.64%

Senior Secured Notes (a)(h)(k)
CURO Group Holdings Corp.	Financial	11/18/2021	7.50%	N/A	8/1/2028	$750,000	$752,867	$271,899	1.85%
Total Senior Secured Notes							$752,867	$271,899	1.85%

Structured Subordinated Notes (a)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	26.91%	N/A	10/20/2030	$250,000	$166,533	$163,123	1.11%
Apidos CLO XXVI	Structured Finance	7/25/2019	12.85%	N/A	7/18/2029	250,000	188,599	164,613	1.12%
California CLO IX, Ltd.	Structured Finance	12/13/2019	24.51%	N/A	7/16/2032	500,000	265,278	240,926	1.64%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	13.21%	N/A	7/15/2030	250,000	174,426	154,469	1.05%
Carlyle Global Market Strategies CLO 2017-5, Ltd.	Structured Finance	12/18/2017	5.14%	N/A	1/22/2030	500,000	422,204	319,644	2.18%
Galaxy XIX CLO, Ltd.	Structured Finance	12/5/2016	12.16%	N/A	7/24/2030	250,000	174,231	126,513	0.86%
GoldenTree Loan Opportunities IX, Ltd.(m)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	167,080	116,952	0.80%
Madison Park Funding XIII, Ltd.(m)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	133,019	110,817	0.75%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	19.33%	N/A	10/22/2030	250,000	189,166	152,446	1.04%
Octagon Investment Partners XIV, Ltd.(m)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	401,984	231,504	1.58%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)

						June 30, 2023
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	11.77%	N/A	7/19/2030	$500,000	$283,882	$244,193	1.66%
Octagon Investment Partners XXI,Ltd.(j)	Structured Finance	1/6/2016	18.87%	N/A	2/14/2031	387,538	241,912	188,503	1.28%
Octagon Investment Partners 30, Ltd.	Structured Finance	11/16/2017	3.12%	N/A	3/17/2030	475,000	354,696	284,479	1.94%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	13.52%	N/A	7/20/2030	250,000	148,955	138,013	0.94%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	19.80%	N/A	4/15/2031	500,000	380,983	320,718	2.18%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	22.80%	N/A	10/21/2030	250,000	204,843	196,987	1.34%
OZLM XII, Ltd.(m)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	147,499	—	—%
Sound Point CLO II, Ltd.(m)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	697,068	456,140	3.10%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	15.65%	N/A	10/23/2031	150,000	61,100	45,533	0.31%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	3.39%	N/A	1/21/2031	250,000	190,013	144,187	0.98%
THL Credit Wind River 2013-1 CLO, Ltd.(m)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	199,070	103,140	0.70%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	19.40%	N/A	10/15/2031	250,000	217,261	196,420	1.34%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	0.49%	N/A	10/15/2030	278,312	164,330	121,672	0.83%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	10.97%	N/A	1/21/2031	250,000	190,279	165,765	1.13%
Total Structured Subordinated Notes							$5,764,411	$4,386,757	29.85%

Equity/Other(a)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$465,000	3.16%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	13,096	0.09%
Total Equity/Other							$670,383	$478,096	3.25%

Total Portfolio Investments							$25,391,631	$21,915,187	149.14%
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2023 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Senior Secured Loans-First Lien	8/2/2019	908,750
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Staples, Inc.	Senior Secured Loans-First Lien	2/3/2020	980,031
Global Tel*Link Corporation (d/b/a ViaPath Technologies)	Senior Secured Loans-First Lien	7/9/2019, 7/16/2019	1,436,250
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company", "PFLOAT", "our", "us", "we"), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (the "Dealer Manager") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock, respectively. The registration statement was declared effective by the SEC on May 10, 2024.
The Investment Advisory Agreement is identical in all material respects to the Former Investment Advisory Agreement, except for its date of effectiveness, term and the Adviser serving as our investment adviser instead of PFIM. As such, the Former Investment Advisory Agreement and the Investment Advisory Agreement contain the same terms, provisions, conditions and fee rates, and provide for the same management services to be conducted by the Adviser as were conducted by PFIM. On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 14, 2024. See "Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement" for additional information.
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

We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following company is included in our consolidated financial statements and is referred to as the “Consolidated Holding Company”: Prospect Discovery Holdings I, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on Form 10-K, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 3, 6, and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PFLOAT, the SPV and the Consolidated Holding Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of June 30, 2024 and June 30, 2023, cash equivalents were $9,988,444 and $4,997,938, respectively.
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
Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and June 30, 2023, we have no assets going through foreclosure.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2024 and June 30, 2023, our qualifying assets as a percentage of total assets stood at 94.23% and 82.67%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2023, the Company did not have any loans on non-accrual status. As of June 30, 2024, approximately 1.96% of our total assets at fair value are in non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
The Company modified its policy during the year ended June 30, 2024, with respect to the timing of when it recognizes realized losses for certain CLO equity investments for which the Company determines that a CLO’s expected remaining cash flows do not exceed amortized cost basis. In such situations, the amortized cost basis of the CLO is written down and recognized as a realized loss.
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA, respectively (as such terms are defined in Note 4) and amounts due to PFIM and the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2024, 2023 and 2022, PIK interest included in interest income totaled $153,085, $19,781 and $778 respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financing Costs. We record origination expenses related to our Credit Facility and Senior Secured Revolving Credit Facility (both as defined herein) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Credit Facility and Senior Secured Revolving Credit Facility. (See Note 10 for further discussion.)
Per Share Information. Net increase or decrease in net assets resulting from operations per share is calculated using the weighted average number of common stock outstanding for the period presented. (See Note 11 for further discussion.)
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
Federal and State Income Taxes. The Company has elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to continue to comply with the requirements of the Code applicable to RICs. As a RIC, the Company is required to distribute at least 90% of its investment company taxable income and intends to distribute (or retain through a deemed distribution) all of its investment company taxable income and net capital gain to stockholders; therefore, the Company has made no provision for income taxes. The character of income and gains that the Company will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2024, the Company expects to have no excise tax due for the 2023 calendar year. As of June 30, 2024, the Company has accrued $0 of excise tax for this period.
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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2024, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2020 and thereafter remain subject to examination by the Internal Revenue Service.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of PFLOAT during the years ended June 30, 2024, 2023 and 2022:

	Year Ended June 30, 2024
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued	4,179,952	$20,000,000
Shares issued through reinvestment of distributions	158,015	805,260
Repurchase of common stock	(86,046)	(449,532)
Net (decrease)/increase from capital transactions	4,251,921	$20,355,728

	Year Ended June 30, 2023		Year Ended June 30, 2022
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	78,814	$527,904	84,860	$696,007
Repurchase of common stock	(45,252)	(308,337)	(95,027)	(774,034)
Net (decrease)/increase from capital transactions	33,562	$219,567	(10,167)	$(78,027)
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
On March 31, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of March 31, 2024. A total of 2,105,263 shares were issued on April 1, 2024. The offer and sale of these Shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Status of Prior Public Offering
On and effective February 19, 2021, the Company terminated the Offering.
The respective net increase/(decrease) from capital transactions during the years ended June 30, 2024, 2023 and 2022 includes reinvested stockholder distributions as noted in the table above.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Our Board of Directors reserves the right, in its sole discretion, to limit the number of shares to be repurchased for each class by applying the limitations on the number of shares to be repurchased, noted above, on a per class basis. We further anticipate that we will offer to repurchase such shares on each date of repurchase at a price equal to the net asset value per share on each date of repurchase. If the amount of repurchase requests exceeds the number of shares we seek to repurchase, we will repurchase shares on a pro-rata basis. As a result, we may repurchase less than the full amount of shares that stockholders submit for repurchase. If we do not repurchase the full amount of the shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders may not be able to dispose of their shares. Any periodic repurchase offers will be subject in part to our available cash and compliance with the 1940 Act.
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046			$449,532

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	11%	$6.65	155,832
Total for the year ended June 30, 2023		45,252			$308,337

Year ended June 30, 2022
September 30, 2021	August 2, 2021	24,081	10%	$8.33	$200,595
December 31, 2021	November 4, 2021	24,286	11%	$8.24	200,121
March 31, 2022	February 1, 2022	23,462	12%	$8.13	190,747
June 30, 2022	May 9, 2022	23,198	10%	$7.87	182,571
Total for the year ended June 30, 2022		95,027			$774,034

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its CCO and her staff. For the years ended June 30, 2024, 2023 and 2022, allocation of overhead from the Administrator to the Company was $887,058, $568,825 and $671,707 respectively. During the years ended June 30, 2024, 2023 and 2022, $59,000, $35,000 and $45,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. As of June 30, 2024 and June 30, 2023, $1,766,942 and $868,634, respectively, was payable to the Administrator, US Bank, SMBC and BNY by the Company.
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
Base Management Fee
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Incentive Fee
The incentive fee consisted of two parts: (1) the subordinated incentive fee on income and (2) the capital gains incentive fee.
Incentive Fee- Subordinated Incentive Fee on Income
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
Incentive Fee- Capital Gains Incentive Fee
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the years ended June 30, 2024, 2023 and 2022, the total base management fee incurred by the Adviser was $447,554,$422,681 and $611,137, respectively, which were waived by the Adviser. As of June 30, 2024 and June 30, 2023, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of June 30, 2024 or June 30, 2023. During the years ended June 30, 2024, 2023 and 2022, there were no incentive fees incurred.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2024, 2023 and 2022. The officers do not receive any direct compensation from the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
term ending on December 31, 2024 and may be continued thereafter for successive one-year periods in accordance with its terms.
Pursuant to the ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $447,554, $422,681 and $611,137 for the years ended June 30, 2024, 2023 and 2022, respectively.
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	2.75%	7.57%	June 30, 2027
Total	$1,625,444		$1,625,444

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dealer Manager Agreement
On May 13, 2024, we entered into the dealer manager agreement (“Dealer Manager Agreement”) with the Dealer Manager. Pursuant to the terms of the Dealer Manager Agreement, we pay the Dealer Manager over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which is included in the 10% underwriting compensation limit. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser will pay the Dealer Manager a distribution services fee of 0.848% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended June 30, 2024, 2023 and 2022:

	Distributions
For the Year Ended June 30, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
January 26, 2024	0.02920	70,440
February 23, 2024	0.02740	122,458
March 29, 2024	0.03425	153,671
April 26, 2024	0.02740	181,238
May 31, 2024	0.03405	225,515
June 28, 2024	0.02724	181,455
Total for the Year Ended June 30, 2024		$1,426,809

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Distributions
For the Year Ended June 30, 2023	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,123
January 27, 2023	0.03580	85,162
February 24, 2023	0.03344	79,752
March 31, 2023	0.04180	99,949
April 28, 2023	0.03344	80,192
May 26, 2023	0.03260	78,362
June 30, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023		$1,141,387

	Distributions
For the Year Ended June 30, 2022	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 2, 9, 16, 23, and 30, 2021	$0.06505	$155,328
August 6, 13, 20, and 27, 2021	0.05204	123,740
September 3, 10, 17, and 24, 2021	0.04488	107,115
October 1, 8, 15, 22, and 29, 2021	0.05610	133,979
November 5, 12, 19, and 26, 2021	0.04488	106,670
December 3, 10, 17, 24 and 31, 2021	0.05545	132,137
January 7, 14, 21 and 28, 2022	0.04436	105,803
February 4, 11, 18 and 25, 2022	0.04436	105,304
March 25, 2022(1)	0.04376	104,118
April 29, 2022(1)	0.05470	130,475
May 27, 2022(1)	0.04376	103,704
June 24, 2022(1)	0.04244	100,836
Total for the Year Ended June 30, 2022		$1,409,209

(1)Beginning March 2022, record dates are recorded as of the close of business at the end of the month.
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
During the years ended June 30, 2024, 2023 and 2022, the Company's officers and directors did not purchase any shares of our stock. During the year ended June 30, 2024, the Company accepted subscriptions from the Adviser for the sale of $20.0 million of the Company’s Class A common stock and a total of 4,179,952 shares were issued.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of September 27, 2023 when our prior Form 10-K was filed for the year ended June 30, 2023, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2023, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statements of Assets and Liabilities for the year ended June 30, 2023 changed from $10,233,154 to $9,906,072, with $327,082 being reclassified to return of capital from ordinary income.
The Company's cost basis of investments as of June 30, 2024 for tax purposes was $61,391,979, resulting in an estimated net unrealized loss of $1,936,968. The gross unrealized gains and losses as of June 30, 2024 were $892,350 and $2,829,318, respectively. The Company's cost basis of investments as of June 30, 2023 for tax purposes was $24,297,629, resulting in an estimated net unrealized loss of $2,382,442. The gross unrealized gains and losses as of June 30, 2023 were $481,915 and $2,864,357, respectively.
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

	Tax Year Ended December 31, 2023	Tax Year Ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(1,662,664)	$(3,303,225)
Net realized (gains) losses on investments	983,058	147,942
Net change in unrealized (gains) losses on investments	442,632	3,461,044
Other temporary book-to-tax differences	(260,786)	27,795
Permanent differences	(8,210)	155,829
Taxable income (loss) before deductions for distributions	$(505,970)	$489,385
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2023 and December 31, 2022, we had capital loss carryforwards of $6,570,844 and $4,290,347, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent tax year ended December 31, 2023, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Year Ended December 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(6,570,844)
In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2023, we increased overdistributed net investment income by $497,760 and decreased capital in excess of par value by $497,760. During the tax year ended December 31, 2022, we increased overdistributed net investment income by $155,829 and decreased capital in excess of par value by $155,829. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2023 are being recorded in the fiscal year ending June 30, 2024 and the reclassifications for the taxable year ended December 31, 2022 were recorded in the fiscal year ended June 30, 2023.
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $49,745,658 and $19,781 during the years ended June 30, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $997,560 and $1,953,220 during the years ended June 30, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $7,966,315 and $12,219,301 were received during the years ended June 30, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $8,963,875 and $14,172,521 were received during the years ended June 30, 2024 and 2023 respectively.
As of June 30, 2024 and June 30, 2023, 99% and 97%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $58,611,709 and $21,165,192, respectively. As of June 30, 2024 and June 30, 2023, 97% and 94% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $60,779,947 and $23,968,381, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and June 30, 2023:

	June 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%
Structured Subordinated Notes	3,443,826	2,956,672	5%
Common Equity/Other	1,717,943	743,301	1%
Preferred Equity	50,000	100,000	—%
Total Portfolio Investments	$62,547,890	$59,455,010	100%

	June 30, 2023
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$16,445,667	$15,362,386	70%
Senior Secured Loans-Second Lien	1,758,303	1,416,049	7%
Senior Secured Notes	752,867	271,899	1%
Structured Subordinated Notes	5,764,411	4,386,757	20%
Equity/Other	670,383	478,096	2%
Total Portfolio Investments	$25,391,631	$21,915,187	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and June 30, 2023:

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,061,883	32%
Automotive	5,943,941	10%
Services: Consumer	5,470,250	9%
Hotel, Gaming & Leisure	4,806,257	8%
Services: Business	4,286,146	7%
Media: Broadcasting & Subscription	3,451,274	6%
Telecommunications	3,031,539	5%
Banking	2,991,303	5%
High Tech Industries	2,985,077	5%
Structured Finance	2,956,672	5%
Beverage, Food & Tobacco	2,876,123	5%
Media: Diversified and Production	1,559,701	3%
Consumer goods: Non-Durable	28,375	—%
Retail	6,469	—%
Total	$59,455,010	100%

	June 30, 2023
Industry	Investments at Fair Value	Percentage of Portfolio
Structured Finance	$4,386,757	20%
Healthcare & Pharmaceuticals	2,880,134	13%
Services: Consumer	2,741,742	13%
Services: Business	2,507,919	11%
Telecommunications	2,324,213	11%
Wholesale	1,662,469	8%
Media: Diversified and Production	1,416,049	7%
Media: Broadcasting & Subscription	971,690	4%
Beverage, Food & Tobacco	920,151	4%
Consumer goods: Durable	678,492	3%
Consumer goods: Non-Durable	669,880	3%
Automotive	470,696	2%
Financial	271,899	1%
Retail	13,096	—%
Total	$21,915,187	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2024 and June 30, 2023, respectively:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$17,954,361	$36,140,975	$54,095,336
Senior Secured Loans-Second Lien	—	—	1,559,701	1,559,701
Structured Subordinated Notes	—	—	2,956,672	2,956,672
Common Equity/Other	—	—	743,301	743,301
Preferred Equity	—	—	100,000	100,000
Total Portfolio Investments	$—	$17,954,361	$41,500,649	$59,455,010

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$2,129,472	$13,232,914	$15,362,386
Senior Secured Loans-Second Lien	—	—	1,416,049	1,416,049
Senior Secured Notes	—	—	271,899	271,899
Structured Subordinated Notes	—	—	4,386,757	4,386,757
Equity/Other	—	—	478,096	478,096
Total Portfolio Investments	$—	$2,129,472	$19,785,715	$21,915,187

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Changes in Valuation Techniques
During the year ended June 30, 2024, the valuation methodology for DTI Holdco, Inc. ("DTI Holdco") for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to solely using market quotes, since market quotes were more active in the current period. As a result of the quoted price of the First Lien Term Loan, the fair value of our investment in DTI Holdco’s First Lien Term Loan increased to $2,723,046 as of June 30, 2024, a premium of $30,494 from its amortized cost, compared to the $(17,735) unrealized depreciation recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for First Brands Group, LLC. ("First Brands Group") for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in First Brands Group’s First Lien Term Loan decreased to $1,980,167 as of June 30, 2024, a discount of $(9,986) from its amortized cost, compared to the $(31) unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for Research Now Group, Inc. and Dynata, LLC ("Research Now") for the First Lien Term Loan changed from using a combination of the yield method approach and market quotes to

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
utilizing the restructuring value method (a form of CVM). The restructuring value method was utilized for the Legacy First Lien Term Loan to reflect the expected recovery for each security post-emergence from the May 2024 bankruptcy filing. As a result, the fair value of our investment in Research Now's First Lien Term Loans was $1,504,009 as of June 30, 2024, a discount of $(400,470) from its amortized cost, compared to the $(122,192) unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for Global Tel*Link Corporation (d/b/a ViaPath Technologies) (“ViaPath”) for the First Lien Term Loan changed from the yield analysis to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in ViaPath’s First Lien Term Loan increased to $415,861 as of June 30, 2024, a premium of $7,750 from its amortized cost, compared to the $(6,739) unrealized discount recorded at June 30, 2023.
During the year ended June 30, 2024, the valuation methodology for BCPE North Star US Holdco 2, Inc. (“BCPE North Star”) for the First Lien Term Loan changed from using the yield method approach to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices of the First Lien Term Loan, the fair value of our investment in BCPE North Star’s First Lien Term Loan increased to $2,876,123 as of June 30, 2024, a discount of $(13,117) from its amortized cost, compared to the $(52,130) unrealized discount recorded at June 30, 2023.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2024 and June 30, 2023:

	June 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	$19,061,883	32%
All Other Industries	43,029,280	40,393,127	68%
Total	$62,547,890	$59,455,010	100%

	June 30, 2023
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$2,942,734	$2,880,134	13%
Services: Consumer	3,004,329	2,741,742	13%
Services: Business	2,647,846	2,507,919	11%
Telecommunications	2,283,486	2,324,213	11%
All Other Industries	14,513,236	11,461,179	52%
Total	$25,391,631	$21,915,187	100%

As of June 30, 2024, investments in Texas and New Jersey comprised 16.2% and 13.7%, respectively, of our investments at fair value, with a cost of $9,880,107 and $8,092,657, respectively, and a fair value of $9,620,581 and $8,124,920, respectively. As of June 30, 2023, investments in Tennessee, California and Connecticut comprised 12.0%, 10.9% and 10.3%, respectively, of our investments at fair value, with a cost of $2,698,856, $2,735,828 and $2,395,186, respectively, and a fair value of $2,626,623, $2,387,739 and $2,264,823, respectively.
The following is a reconciliation for the years ended June 30, 2024, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$—	$478,096	$19,785,715
Net realized gains (losses) on investments	(82,766)	—	(677,630)	(1,194,612)	—	—	(1,955,008)
Net change in unrealized gains (losses) on investments	(669,587)	101,624	480,967	516,892	50,000	(454,675)	25,221
Net realized and unrealized gains (losses) on investments	(752,353)	101,624	(196,663)	(677,720)	50,000	(454,675)	(1,929,787)
Purchases of investments	30,262,994	—	—	—	50,000	50,000	30,362,994
Restructuring of investments	(669,880)	—	—	—	—	669,880	—
Payment-in-kind interest	76,725	76,360	—	—	—	—	153,085
Accretion (amortization) of purchase discount and premium, net	(34,648)	(16,692)	(236)	—	—	—	(51,576)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(752,365)	—	—	(752,365)
Repayments and sales of portfolio investments	(3,531,915)	(17,640)	(75,000)	—	—	—	(3,624,555)
Transfers into Level 3(1)	1,152,405	—	—	—	—	—	1,152,405
Transfers out of Level 3(1)	(3,595,267)	—	—	—	—	—	(3,595,267)
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$—	$2,956,672	$100,000	$743,301	$41,500,649

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(1,157,921)	$101,624	$—	$516,892	$50,000	$(454,675)	$(944,080)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2024, four of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus these investments were valued using observable inputs such as trades from an independent pricing service. During the year ended June 30, 2024, one of our first lien loans transferred out of Level 2 to Level 3 due to a less significant level of market activity during the period and thus for this investment there was less observable inputs such as trades from independent pricing services.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes		Equity/Other	Total
Fair Value at June 30, 2022	$19,951,625	$511,464	$—	$5,126,749		$641,000	$26,230,838
Net realized gains on investments	(479,510)	—	—	—		—	(479,510)
Net change in unrealized gains (losses) on investments	204,870	(346,223)	(37,535)	(512,598)		(152,176)	(843,662)
Net realized and unrealized gains (losses) on investments	(274,640)	(346,223)	(37,535)	(512,598)		(152,176)	(1,323,172)
Restructuring of investments	(1,354,146)	1,758,226	—	—	—	—	404,080
Payment-in-kind interest	19,620	162	—	—		—	19,782
Accretion (amortization) of purchase discount and premium, net	68,218	5,762	(140)	—		—	73,840
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(227,394)		—	(227,394)
Repayments and sales of portfolio investments	(10,557,477)	(513,342)	—	—		(10,728)	(11,081,547)
Transfers into Level 3(1)	8,222,655	—	309,574	—		—	8,532,229
Transfers out of Level 3(1)	(2,842,941)	—	—	—		—	(2,842,941)
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757		$478,096	$19,785,715

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(1,857,956)	$(347,106)	$(37,535)	$(512,598)		$(152,176)	$(2,907,371)

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

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	1,925,302	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.50x	to	7.50x		5.33x
Senior Secured First Lien Debt	34,215,673	Discounted Cash Flow (Yield Analysis)	Market yield	8.72%	to	27.54%		12.46%
Senior Secured Second Lien Debt	1,559,701	Discounted Cash Flow (Yield Analysis)	Market yield	15.60%	to	18.10%		16.80%
Common Equity/Other	714,926	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.75x	to	9.00x		8.26x
Common Equity/Other	28,375	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.40x	to	0.70x		0.55x
Preferred Equity	100,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	7.00x		6.50x
Subordinated Structured Notes	2,956,672	Discounted Cash Flow	Discount rate	6.13%	to	21.09%	(1)	12.97%	(1)
	$41,500,649
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2023:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$499,544	Sensitivity Analysis (Current Value Method)	Enterprise value	4.00x	to	5.00x		5.00x
Senior Secured First Lien Debt	12,733,370	Discounted Cash Flow (Yield Analysis)	Market yield	8.91%	to	20.07%		13.12%
Senior Secured Second Lien Debt	1,416,049	Discounted Cash Flow (Yield Analysis)	Market yield	16.00%	to	16.70%		16.4%
Senior Secured Notes	271,899	Discounted Cash Flow (Yield Analysis)	Market yield	33.96%	to	34.28%		34.12%
Equity/Other	478,096	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.25x	to	9.25x		8.42x
Subordinated Structured Notes	4,386,757	Discounted Cash Flow	Discount rate	8.35%	to	33.78%	(1)	24.04%	(1)
	$19,785,715
(1)Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

For the years ended June 30, 2024, 2023 and 2022, there were $328,250, $0 and $20,000 structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the years ended June 30, 2024, 2023 and 2022, there were accelerated original issue discounts due to repayments of $0, $9,966 and $267,687, respectively, included in interest income. For the years ended June 30, 2024, 2023 and 2022, there was early repayment income of $0, $0 and $60,276, respectively, included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	27,800,000	27,800,000	—	—	27,800,000
	$27,800,000	$27,800,000	$—	$—	$27,800,000

(1)As of June 30, 2024, the fair value of the Revolving Credit Facility was $27,800,000, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the Revolving Credit Facility is equal to that of the carrying value since the Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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
As of June 30, 2024 and June 30, 2023, there were no unfunded commitments made by the Company.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of June 30, 2024, there was a $27,800,000 balance on the Senior Secured Revolving Credit Facility.
As of June 30, 2024 and June 30, 2023, we had $0 and $8,600,000, respectively, outstanding on our Credit Facility. As of June 30, 2024 and June 30, 2023, the investments used as collateral for the Credit Facility had an aggregate fair value of $0 and $16,278,891, respectively, which represents 0% and 74% of our total investments for each period, respectively. These securities are not available as collateral to the Company's general creditors. As of June 30, 2024 and June 30, 2023, cash balances of $0 and $61,833, respectively, were used as collateral for the Credit Facility.
In connection with the origination of the Credit Facility, we incurred $636,342 in fees, all of which were amortized over the term of the facility. As of June 30, 2024 and June 30, 2023, $0 and $230,022, respectively, remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2024, 2023 and 2022, we recorded $264,524, $1,258,907 and $648,025, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the years ended June 30, 2024, 2023 and 2022, we realized a loss on the extinguishment of debt in the amount of $66,844, $0 and $0, respectively.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amends the original Senior Secured Revolving

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an automatic commitment increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the Commitment Termination Date of September 19, 2025 or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
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
During the year ended June 30, 2024, the Company entered into the Senior Secured Revolving Credit Facility. As of June 30, 2024, we had $27,800,000 outstanding on our Senior Secured Revolving Credit Facility. As of June 30, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $59,455,010, which represents 100% of our total investments for the period. As of June 30, 2024, cash balances of $5,417,977 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $27,800,000 and is categorized as Level 3 under ASC 820 as of June 30, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,186,520 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of June 30, 2024, $910,312 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the year ended June 30, 2024, we recorded $979,148 of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the years ended June 30, 2024, 2023 and 2022, the average stated interest rate (i.e., rate in effect plus the spread) was 7.80%, 6.26% and 2.78%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility. For the years ended June 30, 2024, 2023 and 2022, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility was $8,199,454, $16,677,151 and $20,880,822, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2024:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022	June 30, 2021	June 30, 2020
Per Share Data(a):
Net asset value at beginning of year	$6.10	$7.03	$8.36	$8.28	$9.88
Net investment income (loss)	(0.06)	0.20	0.31	(0.08)	0.24
Net realized and unrealized (losses) gains on investments	(0.55)	(0.65)	(1.05)	0.82	(1.22)
Net realized (losses) on extinguishment of debt	(0.02)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	(0.63)	(0.45)	(0.74)	0.74	(0.98)
Distributions(b)
Return of capital distributions(f)	(0.22)	(0.28)	(0.16)	(0.46)	(0.57)
Distributions from net investment income(f)	(0.17)	(0.20)	(0.43)	(0.19)	(0.15)
Total Distributions	(0.39)	(0.48)	(0.59)	(0.65)	(0.72)
Offering costs	—	—	—	—	—
Other (c)(e)	(0.39)	—	—	(0.01)	0.10
Net asset value at end of year	$4.69	$6.10	$7.03	$8.36	$8.28
Total return based on net asset value (d)	(17.39)%	(6.67)%	(9.60)%	9.03%	(10.13)%

Supplemental Data:
Net assets at end of year	$31,263,560	$14,693,862	$16,700,975	$19,947,807	$19,558,400
Average net assets	$18,543,454	$15,303,274	$18,912,658	$20,055,524	$21,234,189
Weighted average shares outstanding	3,787,892	2,383,649	2,380,229	2,377,461	2,366,005
Ratio to average net assets:
Total annual expenses	19.86%	21.06%	15.70%	20.07%	16.41%
Total annual expenses (after expense support agreement/expense limitation agreement)	17.45%	18.30%	12.47%	18.44%	13.07%
Net investment income (loss)	(1.16)%	3.20%	3.95%	(0.93)%	2.67%

Portfolio Turnover	26.67%	—%	35.34%	17.83%	24.56%

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
(e) The amounts shown for the year ended June 30, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $20.0 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) The amounts reflected for the years ended June 30, 2023, 2022 and 2021 were updated based on tax information received subsequent to our Form 10-K filing for the years ended June 30, 2023, 2022 and 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of June 30, 2024 and June 30, 2023, our asset coverage ratio stood at 213% and 271%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2024, 2023 and 2022.

	Year Ended June 30,
	2024	2023	2022
Net decrease in net assets resulting from operations	$(2,359,221)	$(1,085,293)	$(1,759,596)
Weighted average common stock outstanding	3,787,892	2,383,649	2,380,229
Net decrease in net assets resulting from operations per share	$(0.63)	$(0.45)	$(0.74)
NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2024 and ending September 12, 2024, the Company sold 2,096,436 shares of its Class A common stock for gross proceeds of $10,000,000 and issued 130,040 shares pursuant to its distribution reinvestment plan in the amount of $618,759.
On June 28, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per Share equal to the Company's net asset value per Share as of June 30, 2024. A total of 2,096,436 shares were issued on July 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Investment Activity
During the period beginning July 1, 2024 and ending September 12, 2024, the Company made ten investments totaling $23,547,186.
During the period beginning July 1, 2024 and ending September 12, 2024, the Company sold one investment amounting to $2,007,500.
Senior Secured Revolving Credit Facility
As of September 12, 2024, there was a $41,900,000 outstanding Senior Secured Revolving Credit Facility balance.
Tender Offer
On June 28, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended March 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March

31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $102,413. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2024. The offer had been originally scheduled to expire at 4:00 P.M. Eastern Time on July 30, 2024. On August 5, 2024, the company amended the tender offer and extended the expiration date of the offer until 4:00 P.M. Eastern Time on Friday, August 30, 2024, unless further extended.
Distributions
On July 25, 2024, the Board of Directors declared a distribution for the month of July 2024, which reflected a targeted annualized distribution rate of 7.50% based on the net asset value per share for the third fiscal quarter ended March 31, 2024. The distribution had a monthly record date as of the close of business of the last Friday in July 2024 and equaled a weekly amount of $0.00681 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
July 26, 2024	August 2, 2024	$0.02724
On August 27, 2024, the Board of Directors declared a distribution for the month of August 2024, which reflected a targeted annualized distribution rate of 8.00% based on the net asset value per share for the fourth fiscal quarter ended June 30, 2024. The distribution had a monthly record date as of the close of business of the last Friday in August 2024 and equaled a weekly amount of $0.00730 per share of common stock. The distribution was paid to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
August 30, 2024	September 9, 2024	$0.03650

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the

Company’s internal control over financial reporting was effective as of June 30, 2024 based on Internal Control—Integrated Framework (2013) issued by COSO.
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
Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the year ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:
1.Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.Exhibits – The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1     Fourth Amended Articles of Incorporation(21)
3.2     Articles Supplementary(20)
3.3     Articles Supplementary(14)
3.4    Articles of Merger of the Registrant(17)
3.5    Articles of Amendment(11)
3.6    Articles of Amendment(10)
3.7     Third Amended and Restated Bylaws(12)
3.8    Articles of Amendment(8)
3.9    Fourth Amended and Restated Bylaws(9)
4.1    Description of Securities*
10.1    First Amended and Restated Investment Advisory Agreement, by and between Prospect Flexible Income Fund, Inc.
and Prospect Capital Management L.P.(6)
10.2     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(7)
10.3     Fourth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P. (2)
10.4    Distribution Reinvestment Plan(1)
10.5     Form of Dealer Manager Agreement(3)
10.6     Senior Secured Revolving Credit Agreement, by and between Prospect Floating Rate and Alternative Income
Fund Inc. and Sumitomo Mitsui Banking Corporation (11)
10.7    First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect
Administration LLC(15)
10.8    Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity
Fund, Inc.(19)
10.9    Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway
Capital Opportunity Fund, Inc.(18)
10.10    License Agreement between the Registrant and Prospect Capital Investment Management, LLC(13)
10.11    Document Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank National Association (4)
10.12    Securities Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank Trust Company, National Association (5)
14.1    Amended Code of Ethics(16)
21.1    Subsidiaries*
31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH Inline XBRL Taxonomy Extension Schema Document*
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104 Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________
*    Filed herewith.
(1)Incorporated by reference to Exhibit 2(e) to the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on June 7, 2024.
(2)Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13 , 2024.
(3)Incorporated by reference to Exhibit h(1) to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on April 8, 2024.
(4)Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 27, 2023.
(5)Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 27, 2023.
(6)Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 6, 2023.
(7)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 25, 2023.
(8)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(9)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(10)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(11)Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021.
(12)Incorporated by reference to Exhibit 2(a)(4) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 6, 2020.
(13)Incorporated by reference to Exhibit 2(k)(5) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 6, 2020.
(14)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 20, 2019.

(16)Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on April 26, 2019.
(17)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.
(18)Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226811) filed with the SEC on February 13, 2019.
(19)Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226811) filed with the SEC on August 13, 2018.
(20)Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016.
(21)Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2024.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	September 12, 2024
September 12, 2024

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	September 12, 2024
September 12, 2024
/s/ EUGENE S. STARK
Eugene S. Stark
Director
September 12, 2024