Form 10-Q
period 2024-09-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2024-11-14
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 14, 2024, the Registrant had 8,938,263, 0, 0, and 2,237 shares of Class A, Class S, Class D and Class I Common Stock, $0.001 par value per share, outstanding, respectively.

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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission (the "SEC"), Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify herein or in our Annual Report on Form 10-K for the year ended June 30, 2024.
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

PART I
Item 1. Consolidated Financial Statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

Assets	September 30, 2024	June 30, 2024
	(Unaudited)	(Audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $86,953,269 and $62,547,890, respectively) (Note 7 and 8)	$84,211,283	$59,455,010
Cash and cash equivalents	19,745,789	15,406,421
Interest receivable	1,006,198	365,038
Deferred financing costs (Note 10)	825,031	910,312
Deferred offering costs	331,152	457,656
Receivable for repayments of portfolio investments	132,847	5,141
Prepaid expenses and other assets	67,670	99,578
Total Assets	106,319,970	76,699,156

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	39,600,000	27,800,000
Payable for open trades	23,021,438	15,065,919
Due to Administrator (Note 4)	1,921,943	1,766,942
Distributions payable	269,441	181,454
Accrued legal fees	181,067	223,723
Accrued audit fees	150,498	130,000
Accrued expenses	47,978	117,142
Interest payable	41,424	150,416
Total Liabilities	65,233,789	45,435,596
Commitments and Contingencies (Note 9)		$
Net Assets	$41,086,181	$31,263,560

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 8,840,005 and 6,661,373 Class A shares issued and outstanding, respectively) (Note 3)	$8,840	$6,662
Paid-in capital in excess of par (Note 3 and Note 6)	54,004,176	43,644,788
Total distributable earnings (loss) (Note 6)	(12,926,835)	(12,387,890)
Net Assets	41,086,181	31,263,560
Net Asset Value Per Share (Note 11)	$4.65	$4.69

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Investment Income
Interest income from non-control/non-affiliate investments	$2,076,271	$410,085
PIK interest income from non-control/non-affiliate investments	69,279	21,994
Interest income from structured credit securities	19,660	113,037
Total Investment Income	2,165,210	545,116

Operating Expenses
Interest expense and credit facility expenses (Note 10)	804,388	290,213
Base management fees (Note 4)	289,161	83,359
Administrator Costs (Note 4)	175,000	223,750
Audit and tax expense	154,500	28,750
Offering costs	135,527	—
Legal expense	110,601	27,405
Transfer agent’s fees and expenses	74,975	63,657
General and administrative	27,680	97,518
Insurance expense	31,907	32,191
Valuation services	16,306	4,000
Total Operating Expenses	1,820,045	850,843
Expense limitation reimbursement (Note 4)	(289,161)	(83,359)
Total Net Operating Expenses	1,530,884	767,484
Net Investment Income (Loss)	634,326	(222,368)

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(726,757)	(215,195)
Net realized losses	(726,757)	(215,195)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	350,894	(818,013)
Net change in unrealized gains/(losses)	350,894	(818,013)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(375,863)	(1,033,208)
Extinguishment of debt	—	(66,844)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$258,463	$(1,322,420)
Net Increase/(decrease) in net assets resulting from operations per share (Note 11)(1)	$0.03	$(0.55)
Distributions declared per share	$0.09	$0.11
(1)For the three months ended September 30, 2024 and 2023, the weighted average Class A common stock outstanding was 8,776,773 and 2,404,057, respectively.
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	Common Stock - Class A(1)
For the Three Months Ended September 30, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024	6,661,373	$6,662	$43,644,788	$(12,387,890)	$31,263,560
Net increase in net assets resulting from operations
Net investment income	—	—	—	634,326	634,326
Net realized (losses) on investments	—	—	—	(726,757)	(726,757)
Net realized (losses) on extinguishment of debt	—	—	—	—	—
Net change in unrealized gains on investments	—	—	—	350,894	350,894
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(797,408)	(797,408)
Return of capital distributions	—	—	(33,756)	—	(33,756)
Capital Transactions
Shares issued (Note 3)	2,096,436	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions (Note 3)	130,041	130	618,630	—	618,760
Repurchase of common stock (Note 3)	(47,845)	(48)	(223,390)	—	(223,438)
Tax Reclassification of Net Assets (Note 6)	—	—	—	—	—
Total Increase (Decrease) for the three months ended September 30, 2024	2,178,632	2,178	10,359,388	(538,945)	9,822,621
Balance as of September 30, 2024	8,840,005	$8,840	$54,004,176	$(12,926,835)	$41,086,181

(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2024, there are no shares of Class S, Class D or Class I common stock outstanding.

	Common Stock
For the Three Months Ended September 30, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
Net increase in net assets resulting from operations
Net investment income	—	—	—	(222,368)	(222,368)
Net realized (losses) on investments	—	—	—	(215,195)	(215,195)
Net realized (losses) on the extinguishment of debt	—	—	—	(66,844)	(66,844)
Net change in unrealized gains (losses) on investments	—	—	—	(818,013)	(818,013)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(255,054)	—	(255,054)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	18,415	18	111,987	—	112,005
Repurchase of common stock (Note 3)	(19,963)	(20)	(121,549)	—	(121,569)
Total Increase (Decrease) for the three months ended September 30, 2023	(1,548)	(2)	(264,616)	(1,322,420)	(1,587,038)
Balance as of September 30, 2023	2,407,904	$2,408	$24,332,908	$(11,228,492)	$13,106,824

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$258,463	$(1,322,420)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(32,865,621)	—
Repayments and sales of portfolio investments	7,712,639	3,641,054
Net realized losses on investments	726,757	215,195
Net Reductions to Subordinated Structured Notes and related investment cost	171,973	167,969
Amortization of offering costs	135,527	—
Net change in unrealized (gains)/losses on investments	(350,894)	818,013
Amortization of deferred financing costs	104,481	170,443
Payment-in-kind interest	(69,280)	(21,994)
Amortization of premiums (accretion of purchase discounts) on investments, net	(81,737)	4,244
Settlement of Treasury Bills	(111)	(13)
Net realized losses on extinguishment of debt	—	66,844
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Interest receivable	(641,160)	28,442
Receivable for repayments of portfolio investments	(127,706)	7,554
Prepaid expenses and other assets	31,910	32,190
Receivable for investments sold	—	200,655
Increase (Decrease) in operating liabilities
Payable for open trades	7,955,519	(3,771)
Due to Administrator (Note 5)	155,000	218,750
Interest payable	(108,992)	(68,597)
Accrued expenses	(69,165)	2,547
Accrued legal fees	(51,679)	105,254
Accrued audit fees	20,498	(63,634)
Net cash provided by/(used in) operating activities	(17,093,578)	4,198,725
Cash flows from financing activities:
Gross proceeds from shares sold	10,000,000	—
Distributions paid to stockholders	(124,415)	(142,633)
Repurchase of common stock	(223,438)	(121,569)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	29,300,000	6,200,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(17,500,000)	—
Repayments under Credit Facility (Note 10)	—	(8,600,000)
Financing costs paid and deferred	(19,201)	(884,762)
Net cash provided by/(used in) financing activities	21,432,946	(3,548,964)
Net increase in cash, cash equivalents and restricted cash	4,339,368	649,761
Cash, cash equivalents and restricted cash at beginning of period	15,406,421	5,792,556
Cash, cash equivalents and restricted cash at end of period	$19,745,789	$6,442,317
Supplemental disclosures:
Cash paid for interest	$808,899	$188,366
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$618,760	$112,005

Beginning of the period
Cash and cash equivalents	$15,406,421	$5,730,723
Restricted cash	—	61,833
Cash, cash equivalents and restricted cash at beginning of period	$15,406,421	$5,792,556

End of the period
Cash and cash equivalents	$19,745,789	$6,442,317
Restricted cash	—	—
Cash, cash equivalents and restricted cash at end of period	$19,745,789	$6,442,317
See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2024
(Unaudited)

						September 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+1.00% (5.87%) Cash plus 4.09% PIK	1.00	7/31/2025	$2,997,902	$2,763,452	$2,624,063	6.39%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(n)		6/28/2024	3M SOFR+ 7.50% (12.37%)	1.00	7/31/2025	77,635	78,649	77,635	0.19%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (10.35%)	—	5/4/2025	2,962,264	2,950,777	2,962,264	7.21%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (8.96%)	0.75	6/12/2028	5,048,392	4,855,361	4,789,914	11.66%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	1M SOFR+5.35% (10.20%)	0.50	7/25/2029	2,992,386	2,837,038	2,836,183	6.90%
CareerBuilder, LLC(h)(j)(m)	Services: Consumer	4/13/2023	1M SOFR+2.50% (7.46%) Cash plus 4.25% PIK	1.00	7/31/2026	722,010	712,210	317,684	0.77%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(12.62%)	3.25	6/14/2029	3,985,000	3,985,000	3,969,857	9.66%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.20%)	0.50	12/21/2028	3,442,447	3,322,276	3,442,447	8.38%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	3M SOFR+7.50% (12.10%)	3.00	10/4/2029	5,000,000	5,000,000	5,000,000	12.17%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)		9/30/2024	6.00% + 2.00% PIK	—	10/4/2033	50,000	50,000	99,000	0.24%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (9.60%)	0.75	4/26/2029	3,713,572	3,691,583	3,713,572	9.04%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.31%)	1.00	2/26/2026	5,108,000	5,108,000	5,082,460	12.37%
First Brands Group(i)	Automotive	2/8/2024	3M SOFR+5.00%(10.51%)	1.00	3/30/2027	1,984,576	1,979,961	1,969,295	4.79%
		3/8/2024	3M SOFR+5.00% (10.51%)	1.00	3/30/2027	3,971,938	3,933,601	3,937,382	9.58%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(h)	Telecommunications	8/6/2024	1M SOFR+7.50% (12.35%)	3.00	8/6/2029	5,000,000	4,811,198	4,871,000	11.86%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (12.37%)	2.50	6/11/2029	4,968,750	4,968,750	4,930,988	12.00%
MoneyGram International, Inc.(i)	Banking	4/23/2024	3M SOFR+4.75% (9.68%)	0.50	6/1/2030	2,985,000	2,959,951	2,851,571	6.94%
NH Kronos Buyer, Inc.(h)	Healthcare & Pharmaceuticals	4/10/2024	3M SOFR+6.25% (11.20%)	1.00	11/1/2028	4,968,254	4,903,525	4,968,254	12.09%
NSM Top Holdings Corp.(h)	Consumer Goods: Durable	8/5/2024	1M SOFR+5.35% 10.72%)	—	5/14/2029	3,000,000	2,975,447	3,000,000	7.30%
PlayPower, Inc.-First Lien Term Loan(h)	Hotel, Gaming & Leisure	8/28/2024	3M SOFR+5.25% (9.85%)	0.75	8/28/2030	4,343,434	4,263,638	4,272,636	10.40%
PlayPower, Inc.-First Lien Revolving Line of Credit - Commitment(h)						—	—	—	—%	(q)
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	3M SOFR+5.50% (10.88%)	1.00	10/15/2028	1,299,920	1,298,045	1,172,917	2.85%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	3M SOFR+5.00% (10.38%)	1.00	7/15/2028	2,977,400	2,956,577	2,941,373	7.16%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Continued)
(Unaudited)

						September 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
S&S Holdings LLC(i)	Wholesale	7/16/2024	3M SOFR+5.00% (10.06%)	0.50	3/11/2028	2,992,248	2,993,118	2,983,571	7.26%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.10%)	0.75	6/30/2029	4,977,164	4,928,849	4,967,209	12.09%
Wellpath Holdings, Inc. (h)(j)(o)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (10.86%)	—	10/1/2025	1,986,228	1,969,515	1,231,462	3.00%
Total Senior Secured Loans-First Lien							$80,296,521	$79,012,737	192.31%

Senior Secured Loans-Second Lien(f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (5.60%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,841,757	$1,811,837	$1,594,778	3.88%
Total Senior Secured Loans-Second Lien							$1,811,837	$1,594,778	3.88%

Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	7.95%	N/A	10/20/2030	$250,000	$147,494	$142,150	0.35%
Apidos CLO XXVI(l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	117,412	103,250	0.25%
California CLO IX, Ltd.	Structured Finance	12/13/2019	16.76%	N/A	7/16/2032	500,000	236,810	241,200	0.59%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	96,236	87,425	0.21%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	245,327	219,450	0.53%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	57,817	51,825	0.13%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	—	—	—%
Madison Park Funding XIV, Ltd.(l)	Structured Finance	11/16/2015	—%	N/A	10/22/2030	250,000	149,257	134,075	0.33%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	—	—	—%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	172,228	155,450	0.38%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	N/A	2/14/2031	387,538	181,917	157,612	0.38%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	164,365	146,300	0.36%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	76,229	68,725	0.17%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	244,514	222,800	0.54%
Octagon Investment Partners 39, Ltd.(l)	Structured Finance	1/9/2020	—%	N/A	10/21/2030	250,000	170,114	152,550	0.37%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	247,675	229,500	0.56%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	32,440	28,696	0.07%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	87,415	79,500	0.19%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	40,994	35,945	0.09%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	157,606	142,650	0.35%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	70,444	63,399	0.15%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	98,412	88,975	0.22%
Total Structured Subordinated Notes							$2,794,706	$2,551,477	6.21%

Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$607,500	1.48%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,264	0.02%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	55,871	0.14%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc) (h)	Services: Business	6/14/2024	N/A	N/A	N/A	17,876	282,262	282,262	0.69%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	325	—%
Total Common Equity/Other							$2,000,205	$952,222	2.32%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Continued)
(Unaudited)

						September 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Preferred Stock(a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC(m)	Healthcare & Pharmaceuticals	6/14/2024	8% PIK	N/A	N/A	49	50,000	100,069	0.24%
Total Preferred Stock							$50,000	$100,069	0.24%

Total Portfolio Investments							$86,953,269	$84,211,283	204.96%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2024, 7% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2024. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of September 30, 2024, the one-and-three month SOFR rates were 4.85% and 4.59%, respectively.
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
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at September 30, 2024 was $84,211,283, representing 100% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Senior Secured Loans-First Lien	8/2/2019, 3/4/2024, 4/2/2024, 6/28/2024	$1,779,308
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
DTI Holdco, Inc.	Senior Secured Loans-First Lien	2/8/2024, 7/17/24	5,000,000
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended September 30, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2024 (Continued)
(Unaudited)

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	4.09%	—%	4.09%
CareerBuilder, LLC - First Lien Term Loan	4.25%	—%	4.25%	(A)
Druid City Infusion, LLC - Convertible	2.00%	—%	2.00%
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Discovery MSO HoldCo LLC	8.00%	—%	8.00%

(A) On June 28, 2024, the CareerBuilder, LLC First Lien Loan was amended to allow for a portion of interest accruing in cash to be payable in kind.
(n)     The Company has entered into an intercreditor agreement that entitles the Company to the “last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the "first out" lenders and the Consolidated Schedule of Investments above reflects such higher rate.
(o)    Investment on non-accrual status as of the reporting date (See Note 2).
(p)    Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, and Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.
(q)    On August 28, 2024, PFLOAT committed to a $656,566 first-lien revolving line of credit, which is undrawn as of September 30, 2024.

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+1.00% (6.60%) Cash plus 4.09% PIK	1.00	7/31/2025	$2,965,507	$2,677,559	$2,440,316	7.81%
		6/28/2024	3M SOFR+ 7.50%(13.10%)	1.00	7/31/2025	175,362	175,373	175,362	0.56%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (10.84%)	—	5/4/2025	2,981,132	2,975,183	3,004,087	9.61%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.34%)	0.75	6/12/2028	2,957,453	2,889,240	2,876,123	9.20%
CareerBuilder, LLC(h)(j)(m)	Services: Consumer	4/13/2023	3M SOFR+2.50% (6.75%) Cash plus 4.25% PIK	1.00	7/31/2026	714,056	706,375	421,293	1.35%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(13.35%)	3.25	6/14/2029	4,000,000	3,997,482	3,913,600	12.52%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.69%)	0.50	12/21/2028	3,451,274	3,343,548	3,451,274	11.04%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (10.09%)	0.75	4/26/2029	2,723,046	2,692,552	2,723,046	8.71%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.60%)	1.00	2/26/2026	5,120,833	5,117,474	5,120,833	16.38%
First Brands Group(i)	Automotive	2/8/2024	3M SOFR+5.00%(10.59%)	1.00	3/30/2027	1,989,717	1,990,153	1,980,167	6.33%
		3/8/2024	3M SOFR+5.00% (10.59%)	1.00	3/30/2027	3,981,292	3,950,526	3,963,774	12.68%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(i)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.69%)	—	11/29/2025	417,699	408,112	415,861	1.33%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (13.09%)	2.50	6/11/2029	5,000,000	4,998,727	5,000,000	15.99%
MoneyGram International, Inc.(i)	Banking	4/23/2024	3M SOFR+4.75% (10.08%)	0.50	6/1/2030	2,992,500	2,979,693	2,991,303	9.57%
NH Kronos Buyer, Inc.(h)	Healthcare & Pharmaceuticals	4/10/2024	3M SOFR+6.25% (11.73%)	1.00	11/1/2028	4,984,127	4,931,331	4,984,127	15.94%
PlayPower, Inc.(h)(j)	Hotel, Gaming & Leisure	2/5/2024	3M SOFR+5.50% (10.96%)	—	5/10/2026	4,966,680	4,813,157	4,806,257	15.37%
Research Now Group, LLC & Dynata, LLC(h)	Services: Business	4/2/2019	3M SOFR+7.50% (13.09%)	1.00	12/20/2024	1,909,853	1,904,479	1,504,009	4.81%	(o)
		6/3/2024	1M SOFR+8.75% (14.21%)	1.00	8/17/2024	59,150	57,826	59,091	0.19%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.59%)	0.75	6/30/2029	2,989,861	2,952,217	2,985,077	9.55%
Wellpath Holdings, Inc. (h)(j)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.11%)	—	10/1/2025	1,991,497	1,974,783	1,279,736	4.09%
Total Senior Secured Loans-First Lien							$55,535,790	$54,095,336	173.03%

Senior Secured Loans-Second Lien(f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.35%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,822,720	$1,800,331	$1,559,701	4.99%
Total Senior Secured Loans-Second Lien							$1,800,331	$1,559,701	4.99%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	17.14%	N/A	10/20/2030	$250,000	$154,682	$146,300	0.47%
Apidos CLO XXVI(l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	144,189	115,900	0.37%
California CLO IX, Ltd.	Structured Finance	12/13/2019	18.68%	N/A	7/16/2032	500,000	245,264	241,200	0.77%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	127,852	116,350	0.37%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	299,146	265,500	0.85%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	84,976	75,300	0.24%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	26,231	24,375	0.08%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	3.52%	N/A	10/22/2030	250,000	172,319	139,250	0.45%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	19,839	17,170	0.05%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	200,197	$174,450	0.56%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	2.86%	N/A	2/14/2031	387,538	212,222	162,417	0.52%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	187,914	165,253	0.53%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	88,762	79,800	0.26%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	299,532	247,150	0.79%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	3.49%	N/A	10/21/2030	250,000	192,728	169,775	0.54%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	384,730	304,950	0.98%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	40,750	33,855	0.11%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	108,094	93,775	0.30%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	53,943	47,190	0.15%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	185,875	152,525	0.49%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	86,780	72,862	0.23%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	127,801	111,325	0.36%
Total Structured Subordinated Notes							$3,443,826	$2,956,672	9.46%

Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$659,500	2.11%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,469	0.02%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	48,957	0.16%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	28,375	0.09%
Total Common Equity/Other							$1,717,943	$743,301	2.38%

Preferred Stock(a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC	Healthcare & Pharmaceuticals	6/14/2024	N/A	N/A	N/A	48	50,000	100,000	0.32%
Total Preferred Stock							$50,000	$100,000	0.32%

Total Portfolio Investments							$62,547,890	$59,455,010	190.18%
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
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2024. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of June 30, 2024, the one-and-three SOFR rates were 5.34% and 5.32%, respectively.
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
(n)     The Company has entered into an intercreditor agreement that entitles the Company to the “last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the "first out" lenders and the Consolidated Schedule of Investments above reflects such higher rate.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company", "PFLOAT", "our", "us", "we"), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (the "Dealer Manager") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act")) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock, respectively. The registration statement was declared effective by the SEC on May 10, 2024.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2025. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PFLOAT, the SPV and the Consolidated Holding Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 10). Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of September 30, 2024 and June 30, 2024, cash equivalents were $14,986,438 and $9,988,444, respectively.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2024. Refer to Note 16. Financial Highlights.
In our Form 10-Q for the quarterly period ended September 30, 2023 filed on November 14, 2023, we previously reported total interest income of $432,079 from our non-control/non-affiliate investments within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three months ended September 30, 2024, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of September 30, 2024 and June 30, 2024, we have no assets going through foreclosure.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2024 and June 30, 2024, our qualifying assets as a percentage of total assets stood at 93.20% and 94.23%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2024 and June 30, 2024, the Company had one loan on non-accrual status. As of September 30, 2024, approximately 1.16% of our total assets at fair value are on non-accrual status. As of June 30, 2024, approximately 1.96% of our total assets at fair value are on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
The Company modified its accounting policy during the year ended June 30, 2024, with respect to the timing of when it recognizes realized losses for certain CLO equity investments for which the Company determines that a CLO’s expected remaining cash flows do not exceed amortized cost basis. In such situations, the amortized cost basis of the CLO is written down and recognized as a realized loss.
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA, respectively (as such terms are defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2024 and 2023, PIK interest included in interest income totaled $69,280 and $21,994, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Net Realized and Net Change in Unrealized Gains or Losses. Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized gains or losses reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2024, the Company expects to have no excise tax due for the 2023 calendar year. As of September 30, 2024, the Company has accrued $0 of excise tax for this period.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2024, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect it to have a material impact to the Company's consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued	2,096,436	$10,000,000
Shares issued through reinvestment of distributions	130,041	618,760
Repurchase of common stock	(47,845)	(223,438)
Net increase/(decrease) from capital transactions	2,178,632	$10,395,322

	Three Months Ended September 30, 2023
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued through reinvestment of distributions	18,415	$112,005
Repurchase of common stock	(19,963)	(121,569)
Net (decrease)/increase from capital transactions	(1,548)	$(9,564)
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Three months ended September 30, 2024
September 30, 2024	September 23, 2024	47,845	15%	$4.67	$223,438
Total for the three months ended September 30, 2024		47,845			$223,438

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046			$449,532

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its CCO and her staff. For the three months ended September 30, 2024 and 2023, allocation of overhead from the Administrator to the Company was $175,000 and $223,750 respectively. During the three months ended September 30, 2024 and 2023, $10,000 and $8,750, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. As of September 30, 2024 and June 30, 2024, $1,921,943 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
During the three months ended September 30, 2024 and 2023, the total base management fee incurred by the Adviser was $289,161 and $83,359, respectively, which were waived by the Adviser. As of September 30, 2024 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of September 30, 2024 or June 30, 2024. During the three months ended September 30, 2024 and 2023, there were no incentive fees incurred.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2024 and 2023. The officers do not receive any direct compensation from the Company.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Pursuant to the ELA, our Adviser waived a portion or all of the investment advisory fees that it was entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $289,161 and $83,359 for the three months ended September 30, 2024 and 2023, respectively.
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2021	$144,073	$—	$144,073	4.04%	8.11%	June 30, 2024
September 30, 2021	182,198	—	182,198	2.97%	7.08%	September 30, 2024
December 31, 2021	184,999	—	184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	2.82%	7.64%	September 30, 2027
Total	$1,914,605		$1,914,605

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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2024 and 2023:

	Distributions
For the Three Months Ended September 30, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396
August 30, 2024	0.03650	322,325
September 27, 2024	0.03048	269,443
Total for the Three Months Ended September 30, 2024		$831,164

	Distributions
For the Three Months Ended September 30, 2023	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
Total for the Three Months Ended September 30, 2023		$255,054

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the three months ended September 30, 2024 and 2023, the Company's officers and directors did not purchase any shares of our stock. During the three months ended September 30, 2024, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The Company's cost basis of investments as of September 30, 2024 for tax purposes was $86,573,163, resulting in an estimated net unrealized loss of $2,361,880. The gross unrealized gains and losses as of September 30, 2024 were $938,376 and $3,300,256, respectively. The Company's cost basis of investments as of June 30, 2024 for tax purposes was $61,391,979, resulting in an estimated net unrealized loss of $1,936,968. The gross unrealized gains and losses as of June 30, 2024 were $892,350 and $2,829,318, respectively.
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
In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2023, we increased overdistributed net investment income by $497,760 and decreased capital in excess of par value by $497,760. During the tax year ended December 31, 2022, we increased overdistributed net investment income by $155,829 and decreased capital in excess of par value by $155,829. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2023 were recorded in the fiscal year ending June 30, 2024 and the reclassifications for the taxable year ended December 31, 2022 were recorded in the fiscal year ended June 30, 2023.
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $32,865,621 and $21,994 during the three months ended September 30, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $1,940,341 and $997,560 during the three months ended September 30, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $7,712,639 and $3,641,054 were received during the three months ended September 30, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $9,652,980 and $4,638,614 were received during the three months ended September 30, 2024 and 2023 respectively.
As of September 30, 2024 and June 30, 2024, 99% and 99%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $83,158,992 and $58,611,709, respectively. As of September 30, 2024 and June 30, 2024, 98% and 97% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $84,903,064 and $60,779,947, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$80,296,521	$79,012,737	94%
Senior Secured Loans-Second Lien	1,811,837	1,594,778	2%
Structured Subordinated Notes	2,794,706	2,551,477	3%
Common Equity/Other	2,000,205	952,222	1%
Preferred Equity	50,000	100,069	—%
Total Portfolio Investments	$86,953,269	$84,211,283	100%

	June 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%
Structured Subordinated Notes	3,443,826	2,956,672	5%
Common Equity/Other	1,717,943	743,301	1%
Preferred Equity	50,000	100,000	—%
Total Portfolio Investments	$62,547,890	$59,455,010	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024 and June 30, 2024:

	September 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$24,020,866	29%
Automotive	8,742,860	10%
Services: Business	8,110,125	10%
Telecommunications	7,572,698	9%
Services: Consumer	5,304,543	6%
High Tech Industries	4,967,209	6%
Beverage, Food & Tobacco	4,789,914	6%
Hotel, Gaming & Leisure	4,272,636	5%
Media: Broadcasting & Subscription	3,442,447	4%
Consumer Goods: Durable	3,000,000	4%
Wholesale	2,983,571	3%
Banking	2,851,571	3%
Structured Finance	2,551,476	3%
Media: Diversified and Production	1,594,778	2%
Retail	6,264	—%
Consumer goods: Non-Durable	325	—%
Total	$84,211,283	100%

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,061,883	32%
Automotive	5,943,941	10%
Services: Consumer	5,470,250	9%
Hotel, Gaming & Leisure	4,806,257	8%
Services: Business	4,286,146	7%
Media: Broadcasting & Subscription	3,451,274	6%
Telecommunications	3,031,539	5%
Banking	2,991,303	5%
High Tech Industries	2,985,077	5%
Structured Finance	2,956,672	5%
Beverage, Food & Tobacco	2,876,123	5%
Media: Diversified and Production	1,559,701	3%
Consumer goods: Non-Durable	28,375	—%
Retail	6,469	—%
Total	$59,455,010	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2024 and June 30, 2024, respectively:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$26,043,752	$52,968,985	$79,012,737
Senior Secured Loans-Second Lien	—	—	1,594,778	1,594,778
Structured Subordinated Notes	—	—	2,551,477	2,551,477
Common Equity/Other	—	—	952,222	952,222
Preferred Equity	—	—	100,069	100,069
Total Portfolio Investments	$—	$26,043,752	$58,167,531	$84,211,283

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$17,954,361	$36,140,975	$54,095,336
Senior Secured Loans-Second Lien	—	—	1,559,701	1,559,701
Structured Subordinated Notes	—	—	2,956,672	2,956,672
Common Equity/Other	—	—	743,301	743,301
Preferred Equity	—	—	100,000	100,000
Total Portfolio Investments	$—	$17,954,361	$41,500,649	$59,455,010

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
Changes in Valuation Techniques

During the three months ended September 30, 2024, there were no changes in valuation techniques.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$24,489,174	$24,020,866	29%
Automotive	8,750,600	8,742,860	10%
Services: Business	8,228,467	8,110,125	10%
All Other Industries	45,485,028	43,337,432	51%
Total	$86,953,269	$84,211,283	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	June 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	$19,061,883	32%
All Other Industries	43,029,280	40,393,127	68%
Total	$62,547,890	$59,455,010	100%

As of September 30, 2024, investments in Texas and New Jersey comprised 11.4% and 9.6%, respectively, of our investments at fair value, with a cost of $9,837,052 and $8,058,777, respectively, and a fair value of $9,623,195 and $8,044,724, respectively.
As of June 30, 2024, investments in Texas and New Jersey comprised 16.2% and 13.7%, respectively, of our investments at fair value, with a cost of $9,880,107 and $8,092,657, respectively, and a fair value of $9,620,581 and $8,124,920, respectively.
The following is a reconciliation for the three months ended September 30, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$2,956,672	$100,000	$743,301	$41,500,649
Net realized gains (losses) on investments	—	—	(477,151)	—	(297,076)	(774,227)
Net change in unrealized gains (losses) on investments	383,209	23,570	243,929	69	(73,341)	577,436
Net realized and unrealized gains (losses) on investments	383,209	23,570	(233,222)	69	(370,417)	(196,791)
Purchases of investments	22,020,886			—	—	22,020,886
Restructuring of investments	(579,338)	—			579,338	—
Payment-in-kind interest	50,241	19,038				69,279
Accretion (amortization) of purchase discount and premium, net	161,748	(7,531)				154,217
Net Reductions to Subordinated Structured Notes and related investment cost			(171,973)			(171,973)
Repayments and sales of portfolio investments	(5,208,736)	—		—	—	(5,208,736)
Transfers into Level 3(1)	—	—				—
Transfers out of Level 3(1)	—	—				—
Fair Value at September 30, 2024	$52,968,985	$1,594,778	$2,551,477	$100,069	$952,222	$58,167,531

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(22,896)	$23,570	$243,929	$69	$(73,341)	$171,331

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2024, none of our first lien loans transferred out of Level 3 to Level 2. During the three months ended September 30, 2024, none of our first lien loans transferred out of Level 2 to Level 3.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains on investments	(82,766)	—	—	—	—	(82,766)
Net change in unrealized gains (losses) on investments	(234,162)	(57,046)	18,370	(185,499)	(855,337)	(1,313,674)
Net realized and unrealized gains (losses) on investments	(316,928)	(57,046)	18,370	(185,499)	(855,337)	(1,396,440)
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	—	21,994	—	—	—	21,994
Accretion (amortization) of purchase discount and premium, net	645	(2,997)	(117)	—	—	(2,469)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(167,968)	—	(167,968)
Repayments and sales of portfolio investments	(2,372,308)	—	—	—	—	(2,372,308)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(710,099)	—	—	—	—	(710,099)
Fair Value at September 30, 2023	$9,164,344	$1,378,000	$290,152	$4,033,290	$620,319	$15,486,105

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(304,434)	$(57,046)	$18,370	$(185,499)	$(855,337)	$(1,383,946)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2023, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service. During the three months ended September 30, 2023, none of our first lien loans transferred out of Level 2 to Level 3.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2024:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	317,682	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	7.00x	to	8.50x		7.75x
Senior Secured First Lien Debt	52,651,303	Discounted Cash Flow (Yield Analysis)	Market yield	7.92%	to	21.68%		10.68%
Senior Secured Second Lien Debt	1,594,778	Discounted Cash Flow (Yield Analysis)	Market yield	13.51%	to	15.61%		14.56%
Common Equity/Other	951,897	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.75x	to	9.00x		8.21x
Common Equity/Other	325	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.15x	to	0.16x		0.16x
Preferred Equity	100,069	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	7.00x		6.50x
Subordinated Structured Notes	2,551,477	Discounted Cash Flow	Discount rate	5.65%	to	15.57%	(1)(2)	7.69%	(1)(2)
	$58,167,531
(1) Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
(2) Excludes investments that have been called for redemption or are currently marked to zero fair market value.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$34,215,673	Discounted Cash Flow (Yield Analysis)	Market yield	8.72%	to	27.54%		12.46%
Senior Secured Second Lien Debt	1,559,701	Discounted Cash Flow (Yield Analysis)	Market yield	15.60%	to	18.10%		16.8%
Senior Secured First Lien Debt	1,925,302	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.50x	to	7.50x		5.33x
Preferred Equity	100,000	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	7.00x		6.50x
Common Equity/Other	714,926	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.75x	to	9.00x		8.26x
Common Equity/Other	28,375	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.40x	to	0.70x		0.55x
Subordinated Structured Notes	2,956,672	Discounted Cash Flow	Discount rate	6.13%	to	21.09%	(1)(2)	12.97%	(1)(2)
	$41,500,649
(1)Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(2) Excludes investments that have been called for redemption or are currently marked to zero fair market value.
For the three months ended September 30, 2024 and 2023, there were $102,705 and $0 structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three months ended September 30, 2024 and 2023, there were accelerated original issue discounts due to repayments of $163,111, and $0, respectively, included in interest income. For the three months ended September 30, 2024 and 2023, there was early repayment income of $0 and $0 respectively, included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	$39,600,000	$39,600,000	$—	$—	$39,600,000
	$39,600,000	$39,600,000	$—	$—	$39,600,000

(1)As of September 30, 2024, the fair value of the Senior Secured Revolving Credit Facility was $39,600,000, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the Senior Revolving Credit Facility approximates the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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

(1)As of June 30, 2024, the fair value of the Senior Secured Revolving Credit Facility was $27,800,000, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the Senior Secured Revolving Credit Facility is equal to that of the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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
The Company has a conditional obligation to reimburse the Adviser for any payments made by the Adviser under the Expense Limitation Agreement. The Expense Limitation Agreement payments are subject to repayment by the Company within the three years following the end of the quarter in which the payment was made by the Adviser; provided that any such repayments shall be subject to the then-applicable expense limitation, if any, and the limit that was in effect at the time when the Adviser made the payment that is subject to repayment.
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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of September 30, 2024 and June 30, 2024, we had $656,566 and $0, respectively, of undrawn revolver loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $0 and $0 as of September 30, 2024 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
NOTE 10 - REVOLVING CREDIT FACILITIES
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 30, 2024, there was a $39,600,000 balance on the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2024 and 2023, we recorded $0 and $230,022, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended September 30, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0 and $(66,844), respectively.
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
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of September 30, 2024, we had $39,600,000 outstanding on our Senior Secured Revolving Credit Facility. As of September 30, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $84,211,283, which represents 100% of our total investments for the period. As of September 30, 2024, cash balances of $4,759,351 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $39,600,000 and is categorized as Level 3 under ASC 820 as of September 30, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of September 30, 2024, $825,031 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2024 and 2023, we recorded $804,388 and $60,191, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended September 30, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.98% and 7.50%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility. For the three months ended September 30, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $31,603,297 and $6,409,677, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
Per Share Data(a):
Net asset value at beginning of period	$4.69	$6.10
Net investment income (loss)	0.07	(0.09)
Net realized and unrealized (losses) on investments	(0.04)	(0.43)
Net realized (losses) on extinguishment of debt	—	(0.03)
Net increase/(decrease) in net assets resulting from operations	0.03	(0.55)
Distributions(b)
Return of capital distributions	—	(0.11)
Distributions from net investment income	(0.09)	—
Total Distributions	(0.09)	(0.11)
Offering costs	—	—
Other (c)(e)	0.02	—
Net asset value at end of period	$4.65	$5.44
Total return based on net asset value(d)	1.13%	(9.26)%

Supplemental Data:
Net assets at end of period	$41,086,181	$13,106,824
Average net assets	$36,174,873	$13,900,344
Weighted average shares outstanding	8,776,773	2,404,057
Ratio to average net assets:
Total annual expenses(f)	20.12%	24.48%
Total annual expenses (after expense limitation agreement)(e)	16.93%	22.09%
Net investment income (loss)(f)	7.01%	(6.4)%

Portfolio Turnover	10.74%	—%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the period. Distributions per share are rounded to the nearest $0.01.

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
(e) The amounts shown for the three months ended September 30, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $10 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) Annualized for the three months ended September 30, 2024 and 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following is a schedule of financial highlights for each of the five years ended June 30, 2024, 2023, 2022, 2021, and 2020:

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of September 30, 2024 and June 30, 2024, our asset coverage ratio stood at 204% and 213%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Net increase/(decrease) in net assets resulting from operations	$258,463	$(1,322,420)
Weighted average common stock outstanding	8,776,773	2,404,057
Net increase/(decrease) in net assets resulting from operations per share	$0.03	$(0.55)
NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2024 and ending November 14, 2024, the Company sold 2,237 shares of its Class I common stock for gross proceeds of $10,400 and issued 98,259 shares pursuant to its distribution reinvestment plan in the amount of $457,882.
Tender Offer
On September 27, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $468,733. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2024. The offer expired at 4:00 P.M., Eastern Time on October 30, 2024.

Distributions
On October 25, 2024, the Board of Directors declared a distribution for the month of October 2024, which reflects a targeted annualized distribution rate of 8.50% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2024. The distribution has a record date as of the close of business of the last Friday in October 2024 and equals an amount of $0.00762 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
October 25, 2024	November 1, 2024	$0.03048

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
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three month period ended September 30, 2024, we purchased $32,865,621 in investment securities (excluding short-term securities). During the same three month period ended September 30, 2024, there was a noncash restructured investment in the amount of $1,940,341. During the same three month period ended September 30, 2024, sales and redemptions of investment securities (excluding short-term securities) were $7,712,639, resulting in a total net portfolio growth of $25,222,260 for the three months ended September 30, 2024.
Debt Issuances and Redemptions
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. As of September 30, 2024, there was a $39,600,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 30,674, 42,346 and 57,020 shares of our common stock on July 8, 2024, August 2, 2024 and September 9, 2024, respectively.

On June 28, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company’s Class A common stock at a purchase price per Share equal to the Company’s net asset value per Share as of June 30, 2024. A total of 2,096,436 shares were issued on July 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
On September 27, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $ 468,733. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2024. The offer expired at 4:00 P.M., Eastern Time on October 30, 2024.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to over 120 professionals, with approximately 50 of whom perform investment advisory functions.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three month period ended September 30, 2024, we purchased $32,865,621 in investment securities (excluding short-term securities and including PIK). During the same three month period ended September 30, 2024, there was a noncash restructured investment in the amount of $1,940,341. During the same three month period ended September 30, 2024, sales and redemptions of investment securities were $7,712,639, resulting in a total net portfolio growth, excluding short-term securities and including PIK, of $25,222,260 for the three months ended September 30, 2024. As of September 30, 2024, our investment portfolio, with a total fair value of $84,211,283, consisted of interests in 57 investments (96% in senior secured loans, 1% in equity/other and 3% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after September 30, 2024 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed on September 12, 2024.
During the three months ended September 30, 2023, there were no purchased investment securities (excluding short-term securities). During the three months ended September 30, 2023, there was a noncash restructured investment in the amount of $997,560. During the three months ended September 30, 2023, sales and redemptions of investment securities (excluding short-term securities) were $3,641,054, resulting in a total net portfolio decline of $3,641,054 for the three months ended September 30, 2023. As of September 30, 2023, our investment portfolio, with a total fair value of $17,090,718, consisted of interests in 39 investments (71% in senior secured loans, 2% in senior secured notes, 3% in equity/other and 24% in CLO - subordinated notes).

Portfolio Holdings
As of September 30, 2024, our investment portfolio, with a total fair value of $84,211,283, consisted of interests in 28 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2024 and June 30, 2024:

	As of September 30, 2024			As of June 30, 2024
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$80,296,521	$79,012,737	94%	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,811,837	1,594,778	2%	1,800,331	1,559,701	3%
Structured subordinated notes	2,794,706	2,551,477	3%	3,443,826	2,956,672	5%
Common Equity/Other	2,000,205	952,222	1%	1,717,943	743,301	1%
Preferred Equity	50,000	100,069	—%	50,000	100,000	—%
Total	$86,953,269	$84,211,283	100%	$62,547,890	$59,455,010	100%

Number of portfolio companies	28			21
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	100%			100%
% Fixed Rate (based on fair value)(1)	—%			—%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	11.88%			10.94%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	—%			—%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	1.84%			2.65%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	11.25%			10.62%
% Weighted Average Yield (based on cost) for the entire portfolio	10.98%			10.32%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024 and June 30, 2024:

	September 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$24,489,174	28%	$24,020,866	29%
Automotive	8,750,600	11%	8,742,860	10%
Services: Business	8,228,467	9%	8,110,125	10%
Telecommunications	7,653,299	9%	7,572,698	9%
Services: Consumer	5,730,960	7%	5,304,543	6%
High Tech Industries	4,928,849	6%	4,967,209	6%
Beverage, Food & Tobacco	4,855,361	6%	4,789,914	6%
Hotel, Gaming & Leisure	4,263,638	5%	4,272,636	5%
Media: Broadcasting & Subscription	3,322,276	4%	3,442,447	4%
Consumer Goods: Durable	2,975,447	3%	3,000,000	4%
Wholesale	2,993,118	3%	2,983,571	4%
Banking	2,959,951	3%	2,851,571	3%
Structured Finance	2,794,706	3%	2,551,476	3%
Media: Diversified and Production	1,811,837	2%	1,594,778	2%
Retail	198,026	—%	6,264	—%
Consumer goods: Non-Durable	997,560	1%	325	—%
Total	$86,953,269	100%	$84,211,283	100%

	June 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	31%	$19,061,883	32%
Automotive	5,940,679	10%	5,943,941	10%
Services: Consumer	5,755,102	9%	5,470,250	9%
Hotel, Gaming & Leisure	4,813,157	8%	4,806,257	8%
Services: Business	4,654,857	7%	4,286,146	7%
Media: Broadcasting & Subscription	3,343,548	5%	3,451,274	6%
Telecommunications	3,261,044	5%	3,031,539	5%
Banking	2,979,693	5%	2,991,303	5%
High Tech Industries	2,952,217	5%	2,985,077	5%
Structured Finance	3,443,831	6%	2,956,672	5%
Beverage, Food & Tobacco	2,889,240	5%	2,876,123	5%
Media: Diversified and Production	1,800,331	3%	1,559,701	3%
Consumer goods: Non-Durable	997,560	1%	28,375	—%
Retail	198,026	—%	6,469	—%
Total	$62,547,895	100%	$59,455,010	100%
As of September 30, 2024 and June 30, 2024, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of September 30, 2024 and June 30, 2024:

	September 30, 2024				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	86,953,269	100%	84,211,283	100%	62,547,890	100%	59,455,010	100%
Total Investments	$86,953,269	100%	$84,211,283	100%	$62,547,890	100%	$59,455,010	100%

Net Asset Value
During the three months ended September 30, 2024, our net asset value increased by $9,822,621, due to capital and investment activities, while our net asset value per share decreased by $0.04. For the three months ended September 30, 2024, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $375,863, or $0.04 per weighted average share. For the three months ended September 30, 2024, our net asset value per share further decreased by $0.09 per share related to distributions and our net investment income (loss) of $634,326. The following table shows the calculation of net asset value per share as of September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
Net assets	$41,086,181	$31,263,560
Shares of common stock issued and outstanding	8,840,005	6,661,373
Net asset value per share	$4.65	$4.69
Results of Operations
Investment Income
For the three months ended September 30, 2024 and 2023, we generated $2,165,210 and $545,116, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three months ended September 30, 2023 compared to the three months ended September 30, 2024, as we held fewer investments generating interest income for that period. For the three months ended September 30, 2024, although there were benefits to interest income due to the rising SOFR rates, our income from our structured subordinated notes decreased due to 22 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended September 30, 2024 and 2023, PIK interest included in interest income totaled $69,280 and $21,994, respectively. For the three months ended September 30, 2024, PIK interest included in interest income was higher due to amendments on two additional investments which now have partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,820,045 and $850,843 for the three months ended September 30, 2024 and 2023, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended September 30, 2024 and 2023, respectively, were $289,161 and $83,359. Base management fees were higher for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to the increase in purchases of our common stock. During the three months ended September 30, 2024, average total net assets increased due to the sale of the Company's Class A common stock and an increase in investments held. Management fees for the three months ended September 30, 2024 and 2023 were waived.
The interest and credit facility expense for the three months ended September 30, 2024 and 2023, respectively, were $804,388 and $290,213. The interest and credit facility expenses were higher for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to an increase in the average outstanding credit facility balance. For the three months ended September 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.98% under the Senior Secured Revolving Credit Facility, and for the three months ended September 30, 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.50% under the Senior Secured Revolving Credit Facility and the Credit Facility

combined. For the three months ended September 30, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $31,603,297. For the three months ended September 30, 2023, average outstanding borrowings for the Senior Secured Revolving Facility and the Credit Facility combined were $6,409,677. The interest expense is monitored during our monthly reporting.
The offering costs for the three months ended September 30, 2024 and 2023, respectively, were $135,527 and $0. The offering costs for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2023, due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering during the quarter ended September 30, 2024.
The legal expenses for the three months ended September 30, 2024 and 2023, respectively, were $110,601 and $27,405. The legal expenses for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2023 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended September 30, 2024 and 2023, respectively, were $16,306 and $4,000. The valuation costs for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2023 due to an increase in investments held.
The audit expenses for the three months ended September 30, 2024 and 2023, respectively, were $154,500 and $28,750. The audit costs for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2023 due the additional audit opinion required for our 10-K from our predecessor auditor.
The general and administrative expense for the three months ended September 30, 2024 and 2023, respectively, were $27,680 and $97,518. The general and administrative expense for the three months ended September 30, 2023 was higher compared to the three months ended September 30, 2024, due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $289,161 and $83,359 for the three months ended September 30, 2024 and 2023, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $634,326 and $(222,368) for the three months ended September 30, 2024 and 2023, respectively. The net investment income for the three months ended September 30, 2024 was higher due to an increase in the net assets with an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2024 and 2023, we received proceeds from sales on unaffiliated investments of $2,007,500 and $3,641,054, respectively, from which we realized losses of $726,757 and $215,195, respectively. During the three months ended September 30, 2023, we recognized a realized loss from debt of $(66,844) related to the termination of the Credit Facility. During the three months ended September 30, 2024, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC. During the three months ended September 30, 2024, we recognized a realized loss of $477,147 on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended September 30, 2024 and 2023, net change in unrealized gains (losses) totaled $350,894 and $(818,013), respectively. For the three months ended September 30, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of September 30, 2024, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2024, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
We previously publicly offered for sale a maximum amount of $300,000,000 in shares of common stock on a "best efforts" basis. Triton Pacific was not required to sell any specific number or dollar amount of shares but would use its best efforts to sell the shares offered. The minimum investment in shares of our common stock in the offering was $5,000. Effective February 19, 2021, the offering was terminated and, as a result, the dealer manager agreement terminated in accordance with its terms and Triton Pacific ceased serving as our dealer manager effective as of such date. Effective September 19, 2022, we engaged Preferred Capital Securities, LLC (the "Dealer Manager") as our dealer manager for our Private Offering. We are relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with our Private Offering.
We are conducting our continuous Multi-Class Offering of our Class S shares, Class D shares, and Class I shares, in a maximum aggregate amount of $300,000,000. Because the Multi-Class Offering is a "best efforts" offering, the Dealer Manager is only required to use its best efforts to sell the shares, which means that no underwriter, broker or other person will be obligated to purchase any shares.
We may borrow funds to make investments at any time, including before we have fully invested the proceeds of our Private Offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We have not yet decided, however, whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.
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
For the three months ended September 30, 2024 and 2023, our operating activities (used) provided $(17,093,578) and $4,198,725 of cash, respectively. The change is primarily driven by an increase in purchases, an increase in a payable for open trades and for accrued legal and administrator fees, an increase in the amortization of deferred financing costs and an increase in due to administrator. For the three months ended September 30, 2024 and 2023, operating activities included the purchases of investments of $32,865,621 and $0, respectively. For the three months ended September 30, 2024 and 2023, operating activities included the repayments and sales of portfolio investments of $7,712,639 and $3,641,054, respectively. Financing activities (used) provided $21,432,946 and $(3,548,964) of cash during the three months ended September 30, 2024 and 2023, respectively, which included dividend payments of $124,415 and $142,633 respectively. For the three months ended September 30, 2024 and 2023, we repaid $17,500,000 and $8,600,000, respectively, under the Credit Facility.
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
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility, by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of September 30, 2024, there was a $39,600,000 balance on the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2024 and 2023, we recorded $0 and $230,022, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended September 30, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0 and $66,844, respectively.
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
During the three months ended September 30, 2024, the Company entered into the Senior Secured Revolving Credit Facility. As of September 30, 2024, we had $39,600,000 outstanding on our Senior Secured Revolving Credit Facility. As of September 30, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $84,211,283, which represents 100% of our total investments for the period. As of September 30, 2024, cash balances of $4,759,352 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $39,600,000 and is categorized as Level 3 under ASC 820 as of September 30, 2024. The fair value of the Senior Secured Revolving Credit Facility is equal to its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of September 30, 2024, $825,031 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2024 and 2023, we recorded $804,388 and $60,191, respectively of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended September 30, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.98% and 7.50%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility. For the three months ended September 30, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $31,603,297 and $6,409,677, respectively.
Recent Developments
Management has evaluated all known subsequent events through the date the accompanying consolidated financial statements were available to be issued on November 14, 2024 and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2024 and ending November 14, 2024, the Company sold 2,237 shares of its Class I common stock for gross proceeds of $10,400 and issued 98,259 shares pursuant to its distribution reinvestment plan in the amount of $457,882.
Tender Offer
On September 27, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $ 468,733. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2024. The offer expired at 4:00 P.M., Eastern Time on October 30, 2024.
Distributions
On October 25, 2024, the Board of Directors declared a distribution for the month of October 2024, which reflects a targeted annualized distribution rate of 8.50% based on the current net asset value per share for the fourth fiscal quarter ended June 30, 2024. The distribution has a record date as of the close of business of the last Friday in October 2024 and equals an amount of $0.00762 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share
October 25, 2024	November 1, 2024	$0.03048

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
Our Board of Directors has authorized, and has declared, cash distributions on our common stock on a monthly basis since the second quarter of 2015 (in our capacity as TPIC). The amount of each such distribution is subject to our Board of Directors’ discretion and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date we accept subscriptions for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our Board of Directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or any successor form) identifying the source of the distribution (i.e., (i) paid from investment company taxable income, which is generally our net ordinary income plus our realized net short-term capital gains in excess of realized net long-term capital gains, (ii) paid from net capital gain on the sale of securities, which is our realized net long-term capital gains in excess of realized net-short term capital losses, and/or (iii) a return of paid-in capital surplus, which is generally a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our Private Offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.
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

Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and CCO and her staff. For the three months ended September 30, 2024 and 2023, allocation of overhead from the Administrator to the Company was $175,000 and $223,750, respectively. As of September 30, 2024 and June 30, 2024, $1,921,943 and $1,766,942, respectively, was payable to the Administrator, US Bank, SMBC and BNY by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2024 and 2023. The officers do not receive any direct compensation from the Company.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through December 31, 2024, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 8.00% (the "Annual Limit"). After December 31, 2024, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2024, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $289,161 and $83,359 for the three months ended September 30, 2024 and 2023, respectively.
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
During the three months ended September 30, 2024 and 2023, the total base management fee incurred by the Adviser was $289,161 and $83,359, respectively, which were waived by the Adviser. As of September 30, 2024 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of September 30, 2024 or June 30, 2024. During the three months ended September 30, 2024 and 2023, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2019. As of September 30, 2024, our asset coverage ratio stood at 204% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2024 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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

At September 30, 2024, $56,797,558, $1,369,973 and $26,043,752 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $38,732,046, $2,768,603, and $17,954,361, respectively, at June 30, 2024.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including inflation, changes in interest rates and equity price risk. The impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see "Part 1: Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended, June 30, 2024.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Part 1: Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in our Annual Report on Form 10-K for the fiscal year ended, June 30, 2024.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2024, 100% (based on fair value) of our investments paid variable interest rates and 0% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The Senior Secured Revolving Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $39,600,000 as of September 30, 2024.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2024:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,501,888	$1,188,000	$1,313,888
Up 200 basis points	$1,667,926	$792,000	$875,926
Up 100 basis points	$833,963	$396,000	$437,963
Down 100 basis points	$(833,463)	$(396,000)	$(437,463)
Down 200 basis points	$(1,624,283)	$(792,000)	$(832,283)
Down 300 basis points	$(2,286,592)	$(1,188,000)	$(1,098,592)

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
In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to "Critical Accounting Estimates" above and in our Annual Report on Form 10-K for the year ended June 30, 2024.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2024.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 2, 2024	July 26, 2024	42,346	$4.77
September 9, 2024	August 30, 2024	57,020	$4.77
October 4, 2024	September 27, 2024	48,901	$4.67

On September 27, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $468,733. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2024. The offer expired at 4:00 P.M., Eastern Time on October 30, 2024.
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

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated into this report by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):
Exhibit No.
3.1     Fourth Amended Articles of Incorporation(8)
3.2     Articles Supplementary(7)
3.3     Articles Supplementary(5)
3.4    Articles of Merger of the Registrant(6)
3.5    Articles of Amendment(4)
3.6    Articles of Amendment(3)
3.7    Articles of Amendment(1)
3.8    Fourth Amended and Restated Bylaws(2)
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
*    Filed herewith.
(1)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 21, 2022.
(3)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 11, 2022.
(4)Incorporated by reference to Exhibit 2(a)(4) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 6, 2020.
(5)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2019.
(6)Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2019.
(7)Incorporated by reference to Exhibit 2(a)(1) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-206730) filed with the SEC on March 3, 2016.
(8)Incorporated by reference to Exhibit 2(a) to the Post-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-174873) filed with the SEC on November 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)