Form 10-Q
period 2024-12-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2025-02-13
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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

As of February 13, 2025, the Registrant had 9,012,115 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of February 13, 2025, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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
•the impact of alternative reference rates on our business and certain of our investments;
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

PART I
Item 1. Consolidated Financial Statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

Assets	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $86,179,526 and $62,547,890, respectively) (Note 7 and 8)	$83,403,102	$59,455,010
Cash and cash equivalents	17,788,460	15,406,421
Deferred financing costs (Note 10)	719,457	910,312
Interest receivable	667,448	365,038
Deferred offering costs	192,194	457,656
Receivable for repayments of portfolio investments	105,090	5,141
Prepaid expenses and other assets	48,963	99,578
Total Assets	102,924,714	76,699,156

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	44,500,000	27,800,000
Payable for open trades	15,064,736	15,065,919
Due to Administrator (Note 4)	2,035,442	1,766,942
Distributions payable	269,143	181,454
Accrued audit fees	152,500	130,000
Accrued expenses	42,179	117,142
Accrued legal fees	27,200	223,723
Interest payable	2,793	150,416
Total Liabilities	62,093,993	45,435,596
Commitments and Contingencies (Note 9)	—	—
Net Assets	$40,830,721	$31,263,560

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 8,900,319 and 6,661,373 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$8,901	$6,662
Paid-in capital in excess of par (Note 3 and Note 6)	53,982,150	43,901,672
Total distributable earnings (loss) (Note 6)	(13,160,330)	(12,644,774)
Net Assets	40,830,721	31,263,560
Net Asset Value Per Share (Note 11)	$4.59	$4.69

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Continued)
(Unaudited)

NET ASSET VALUE PER SHARE	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)
Class A Shares:
Net assets	$40,820,461	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,898,082	6,661,373
Net asset value per share	$4.59	$4.69

Class I Shares:
Net assets	$10,260	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.59	—

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment Income
Interest income from non-control/non-affiliate investments	$2,188,707	$343,941	$4,264,977	$754,026
PIK interest income from non-control/non-affiliate investments	97,706	36,876	166,986	58,870
Interest income from structured credit securities	9,742	94,341	29,402	207,378
Total Investment Income	2,296,155	475,158	4,461,365	1,020,274

Operating Expenses
Interest expense and credit facility expenses (Note 10)	1,007,252	197,033	1,811,639	487,246
Base management fees (Note 4)	314,020	74,073	603,181	157,432
Offering costs	137,292	—	272,819	—
Administrator Costs (Note 4)	126,000	362,572	301,000	586,322
Audit and tax expense	100,000	87,374	254,500	116,124
Transfer agent’s fees and expenses	77,471	49,904	152,446	113,561
Insurance expense	31,907	32,191	63,815	64,382
General and administrative	22,236	8,271	49,916	105,789
Legal expense	17,956	15,199	128,557	42,604
Valuation services	13,581	4,000	29,887	8,000
Total Operating Expenses	1,847,715	830,617	3,667,760	1,681,460
Expense limitation reimbursement (Note 4)	(314,020)	(74,073)	(603,181)	(157,432)
Total Net Operating Expenses	1,533,695	756,544	3,064,579	1,524,028
Net Investment Income (Loss)	762,460	(281,386)	1,396,786	(503,754)

Net Realized Losses and Net Change in Unrealized Losses on Investments
Net realized losses:
Non-control/non-affiliate investments	(394,340)	(33)	(1,121,097)	(215,228)
Net realized losses	(394,340)	(33)	(1,121,097)	(215,228)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(34,438)	(265,465)	316,456	(1,083,478)
Net change in unrealized gains/(losses)	(34,438)	(265,465)	316,456	(1,083,478)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(428,778)	(265,498)	(804,641)	(1,298,706)
Extinguishment of debt	—	—	—	(66,844)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$333,682	$(546,884)	$592,145	$(1,869,304)
Net Increase/(decrease) in net assets resulting from operations per share (Note 11)(1)	$0.04	$(0.23)	$0.07	$(0.78)
Distributions declared per share	$0.10	$0.10	$0.19	$0.20
(1)For the three months ended December 31, 2024 and 2023, the total weighted average common stock outstanding for Class A and Class I was 8,895,930 and 2,406,920, respectively. For the six months ended December 31, 2024 and 2023, the total weighted average common stock outstanding for Class A and Class I was 8,836,351 and 2,405,143, respectively.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Three Months Ended December 31, 2024	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2024(2)	8,840,005	—	$8,840	$54,176,694	$(13,099,353)	41,086,181
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	762,460	762,460
Net realized (losses) on investments	—	—	—	—	(394,340)	(394,340)
Net change in unrealized gains (losses) on investments	—	—	—	—	(34,438)	(34,438)
Net increase (decrease) from operations	—	—	—	—	333,682	333,682
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(749,778)	(749,778)
Return of capital distributions	—	—	—	(124,208)	—	(124,208)
Net increase (decrease) from distributions	—	—	—	(124,208)	(749,778)	(873,986)
Class I:
Distributions from earnings	—	—	—	—	(189)	(189)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(189)	(220)
Capital Transactions
Class A:
Shares issued	—	—	—	—	—	—
Shares issued through reinvestment of distributions	160,870	—	161	743,232	—	743,393
Repurchase of common shares	(102,793)	—	(102)	(468,627)	—	(468,729)
Net increase (decrease) from share transactions	58,077	—	59	274,605	—	274,664
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Shares issued through reinvestment of distributions	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of December 31, 2024	8,898,082	2,237	$8,901	$53,982,150	$(13,160,330)	$40,830,721
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2024, there are no shares of Class S or Class D common stock outstanding.
(2) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal period. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Three Months Ended December 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2023(1)	2,407,904	2,408	$24,332,908	$(11,228,492)	$13,106,824
Net increase in net assets resulting from operations
Net investment income	—	—	—	(281,386)	(281,386)
Net realized (losses) on investments	—	—	—	(33)	(33)
Net change in unrealized gains (losses) on investments	—	—	—	(265,465)	(265,465)
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(236,978)	—	(236,978)
Capital Transactions
Shares issued through reinvestment of distributions (Note 3)	18,388	18	107,915	—	107,933
Repurchase of common stock (Note 3)	(21,112)	(21)	(113,350)	—	(113,371)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the three months ended December 31, 2023	(2,724)	(3)	(304,412)	(484,885)	(789,300)
Balance as of December 31, 2023	2,405,180	2,405	$24,028,496	$(11,713,377)	$12,317,524

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal period. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Six Months Ended December 31, 2024	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$—	$6,662	$43,901,672	$(12,644,774)	31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,396,786	1,396,786
Net realized gains (losses) on investments	—	—	—	—	(1,121,097)	(1,121,097)
Net change in unrealized gains (losses) on investments	—	—	—	—	316,456	316,456
Net increase (decrease) from operations	—	—	—	—	592,145	592,145
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(1,462,820)	(1,462,820)
Return of capital distributions	—	—	—	(242,330)	—	(242,330)
Net increase (decrease) from distributions	—	—	—	(242,330)	(1,462,820)	(1,705,150)
Class I:
Distributions from earnings	—	—	—	—	(189)	(189)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(189)	(220)
Capital Transactions
Class A:
Shares issued	2,096,436	—	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	290,911	—	291	1,361,862	—	1,362,153
Repurchase of common shares	(150,638)	—	(150)	(692,017)	—	(692,167)
Net increase (decrease) from share transactions	2,236,709	—	2,237	10,667,749	—	10,669,986
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Shares issued through reinvestment of distributions	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of December 31, 2024	8,898,082	$2,237	$8,901	$53,982,150	$(13,160,330)	$40,830,721
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2024, there are no shares of Class S or Class D common stock outstanding.
(2) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the fiscal year ended June 30, 2024. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Six Months Ended December 31, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(503,754)	(503,754)
Net realized (losses) on investments	—	—	—	(215,228)	(215,228)
Net realized (losses) on debt	—	—	—	(66,844)	(66,844)
Net change in unrealized (losses) on investments	—	—	—	(1,083,478)	(1,083,478)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	—	—
Return of capital distributions	—	—	(492,032)	—	(492,032)
Capital Transactions
Shares issued through reinvestment of distributions	36,803	36	219,902	—	219,938
Repurchase of common stock	(41,075)	(41)	(234,899)	—	(234,940)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the six months ended December 31, 2023	(4,272)	(5)	(569,028)	(1,807,305)	(2,376,338)
Balance as of December 31, 2023	2,405,180	$2,405	$24,028,496	$(11,713,377)	$12,317,524
(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the fiscal year ended June 30, 2024. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$592,145	$(1,869,304)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(37,735,814)	—
Repayments and sales of portfolio investments	12,924,933	3,737,814
Net realized losses on investments	1,121,097	215,228
Net Reductions to Subordinated Structured Notes and related investment cost	387,267	284,605
Net change in unrealized (gains)/losses on investments	(316,456)	1,083,478
Amortization of offering costs	272,819	—
Amortization of deferred financing costs	210,055	245,044
Payment-in-kind interest	(166,986)	(58,870)
Amortization of premiums (accretion of purchase discounts) on investments, net	(161,877)	22,489
Settlement of Treasury Bills	(257)	(46)
Net realized losses on extinguishment of debt	—	66,844
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Interest receivable	(302,410)	56,227
Receivable for repayments of portfolio investments	(99,949)	7,554
Prepaid expenses and other assets	50,615	54,381
Receivable for investments sold	—	1,361,436
Increase (Decrease) in operating liabilities
Payable for open trades	(1,183)	(3,013)
Due to Administrator (Note 5)	268,500	563,822
Interest payable	(147,623)	(69,214)
Accrued expenses	(74,963)	(70,124)
Accrued legal fees	(203,880)	(72,732)
Accrued audit fees	22,500	(41,900)
Net cash provided by/(used in) operating activities	(23,361,467)	5,513,719
Cash flows from financing activities:
Gross proceeds from shares sold	10,010,400	—
Distributions paid to stockholders	(255,526)	(282,500)
Repurchase of common stock	(692,167)	(234,940)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	36,900,000	6,200,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(20,200,000)	(2,000,000)
Repayments under Credit Facility (Note 10)	—	(8,600,000)
Financing costs paid and deferred	(19,201)	(888,369)
Net cash provided by/(used in) financing activities	25,743,506	(5,805,809)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,382,039	(292,090)
Cash, cash equivalents and restricted cash at beginning of period	15,406,421	5,792,556
Cash, cash equivalents and restricted cash at end of period	$17,788,460	$5,500,466
Supplemental disclosures:
Cash paid for interest	$1,749,207	$311,415
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$1,362,153	$219,938
Unpaid deferred offering costs (Note 5)	—	(264,246)
Beginning of the period
Cash and cash equivalents	$15,406,421	$5,730,723
Restricted cash	—	61,833
Cash, cash equivalents and restricted cash at beginning of period	$15,406,421	$5,792,556

End of the period
Cash and cash equivalents	$17,788,460	$5,500,466
Restricted cash	—	—
Cash, cash equivalents and restricted cash at end of period	$17,788,460	$5,500,466

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024
(Unaudited)

						December 31, 2024
Portfolio Company / Security Type	Industry(r)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+5.09% PIK (9.68%)	1.00	7/31/2025	$3,066,797	$2,890,049	$2,326,165	5.70%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(n)		6/28/2024	3M SOFR+ 7.50% (12.09%)	1.00	7/31/2025	79,894	80,595	68,325	0.17%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(n)		12/23/2024	3M SOFR+10.00%% (14.59%)	1.00	12/24/2025	79,764	76,986	79,764	0.20%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (9.86%)	—	5/4/2025	2,943,396	2,932,282	3,032,875	7.43%
BCPE North Star US Holdco 2, Inc.(h)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (8.47%)	0.75	6/12/2028	5,035,388	4,835,892	4,930,652	12.08%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	3M SOFR+5.35% (9.68%)	0.50	7/25/2029	2,984,772	2,829,866	2,677,340	6.56%
CareerBuilder, LLC(h)(j)(o)	Services: Consumer	4/13/2023	1M SOFR+2.50% (6.97%) + 4.25% PIK	1.00	7/31/2026	729,880	712,210	358,371	0.88%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(12.34%)	3.25	6/14/2029	3,970,000	3,970,000	3,970,000	9.72%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (9.71%)	0.50	12/21/2028	3,433,621	3,308,068	3,433,621	8.41%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	3M SOFR+7.50% (11.83%)	3.00	10/4/2029	4,988,043	4,988,043	4,988,043	12.22%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)		9/30/2024	6.00% + 2.00% PIK	—	10/4/2033	50,156	50,156	53,747	0.13%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	1M SOFR+4.75% (9.11%)	0.75	4/26/2029	3,704,099	3,671,003	3,704,099	9.07%
Emerge Intermediate, Inc.(h)(n)	Healthcare & Pharmaceuticals	2/26/2024	3M SOFR+6.25% (10.77%)	1.00	2/26/2026	5,095,167	5,095,167	5,006,001	12.26%
First Brands Group(i)	Automotive	2/8/2024	3M SOFR+5.00%(9.85%)	1.00	3/30/2027	1,979,434	1,973,763	1,873,931	4.59%
		3/8/2024	3M SOFR+5.00% (9.85%)	1.00	3/30/2027	3,962,584	3,924,718	3,742,264	9.17%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(h)	Telecommunications	8/6/2024	1M SOFR+7.50% (11.86%)	3.00	8/6/2029	4,987,500	4,825,406	4,909,695	12.02%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(i)	Services: Business	12/3/2024	3M SOFR+5.50% (9.98%)	0.75	12/30/2028	4,488,750	4,410,985	4,488,750	10.99%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (12.09%)	2.50	6/11/2029	4,937,500	4,937,500	4,937,500	12.09%
MoneyGram International, Inc.(h)	Banking	4/23/2024	3M SOFR+4.75% (9.68%)	0.50	6/1/2030	2,977,500	2,946,721	2,909,911	7.13%
NSM Top Holdings Corp.(h)	Consumer Goods: Durable	8/5/2024	1M SOFR+5.35% 9.68%)	—	5/14/2029	2,992,500	2,958,966	2,992,501	7.33%
PlayPower, Inc.-First Lien Term Loan(h)	Hotel, Gaming & Leisure	8/28/2024	3M SOFR+5.25% (9.58%)	0.75	8/28/2030	4,332,576	4,248,454	4,281,018	10.48%
PlayPower, Inc.-First Lien Revolving Line of Credit - Commitment(h)						—	—	—	—%	(q)

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued)
(Unaudited)

						December 31, 2024
Portfolio Company / Security Type	Industry(r)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien (Continued)(f)(k)
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	3M SOFR+5.00% (9.79%)	1.00	7/15/2028	$2,969,938	$2,948,041	$2,963,701	7.26%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	3M SOFR+5.50% (10.29%)	1.00	10/15/2028	1,296,662	1,293,855	1,190,724	2.92%
S&S Holdings LLC(i)	Wholesale	7/16/2024	3M SOFR+5.00% (9.46%)	0.50	3/11/2028	2,984,496	2,979,173	2,981,810	7.30%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (9.61%)	0.75	6/30/2029	4,964,467	4,902,040	4,955,531	12.14%
Wellpath Holdings, Inc. - First Lien Term Loan (g)(h)(j)(n)(o)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (10.28%)	—	10/1/2025	1,029,620	1,012,906	386,107	0.95%
Wellpath Holdings, Inc. - First Lien First Out Term Loan(h)(n)(m)		11/13/2024	3M SOFR+1.00% (5.40%) + 6.25% PIK	2.00	6/9/2025	371,957	371,957	643,932	1.58%
Wellpath Holdings, Inc. - First Lien Second Out Term Loan(h)(j)(n)		11/13/2024	3M SOFR+6.93% (11.31%)	2.00	6/9/2025	961,877	961,877	731,988	1.79%
Total Senior Secured Loans-First Lien							$80,136,679	$78,618,366	192.55%

Senior Secured Loans-Second Lien(f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (5.36%) + 4.00% PIK	1.00	10/1/2027	$1,842,944	$1,807,425	$1,628,610	3.99%
Total Senior Secured Loans-Second Lien							$1,807,425	$1,628,610	3.99%

Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	1.26%	N/A	10/20/2030	$250,000	$140,073	$119,950	0.29%
Apidos CLO XXVI(l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	110,089	101,450	0.25%
California CLO IX, Ltd.	Structured Finance	12/13/2019	6.36%	N/A	7/16/2032	500,000	232,668	212,100	0.52%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	83,019	74,225	0.18%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	105,721	104,300	0.26%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	—	—	—%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	—	14,225	0.03%
Madison Park Funding XIV, Ltd.(l)	Structured Finance	11/16/2015	—%	N/A	10/22/2030	250,000	138,240	122,925	0.30%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	—	—	—%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	162,790	146,200	0.36%
Octagon Investment Partners XXI, Ltd.(j)(l)	Structured Finance	1/6/2016	—%	N/A	2/14/2031	387,538	152,531	130,097	0.32%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	136,321	120,650	0.30%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	65,328	58,000	0.14%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	196,080	176,450	0.43%
Octagon Investment Partners 39, Ltd.(l)	Structured Finance	1/9/2020	—%	N/A	10/21/2030	250,000	148,458	131,325	0.32%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	108,380	103,500	0.25%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	20,511	18,195	0.04%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	72,356	65,775	0.16%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	33,007	28,600	0.07%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	143,865	129,325	0.32%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	55,518	49,540	0.12%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	80,262	71,600	0.18%
Total Structured Subordinated Notes							$2,185,217	$1,978,432	4.85%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued)
(Unaudited)

						December 31, 2024
Portfolio Company / Security Type	Industry(r)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	472,357	$472,357	$775,000	1.90%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	5,444	0.01%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	67,242	0.16%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc) (h)	Services: Business	6/14/2024	N/A	N/A	N/A	17,876	282,262	268,855	0.66%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	300	—%
Total Common Equity/Other							$2,000,205	$1,116,841	2.73%

Preferred Stock(a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC(m)	Healthcare & Pharmaceuticals	6/14/2024	8% PIK	N/A	N/A	51	$50,000	$60,853	0.15%
Total Preferred Stock							$50,000	$60,853	0.15%

Total Portfolio Investments							$86,179,526	$83,403,102	204.27%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2024, 6% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2024. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of December 31, 2024, the one-and-three month SOFR rates were 4.33% and 4.31%, respectively.
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
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at December 31, 2024 was $83,403,102, representing 100% of our total investments.
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued)
(Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Senior Secured Loans-First Lien	8/2/2019, 3/4/2024, 4/2/2024, 6/28/2024	$1,779,308
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
DTI Holdco, Inc.	Senior Secured Loans-First Lien	2/8/2024, 7/17/24	5,000,000
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien Second Out	12/17/2024	183,453
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the six months ended December 31, 2024.

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - First Lien Term Loan	5.09%	—%	5.09%
Druid City Infusion, LLC - Convertible	2.00%	—%	2.00%
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%
Discovery MSO HoldCo LLC	8.00%	—%	8.00%

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
(q)    On August 28, 2024, PFLOAT committed to a $656,566 first-lien revolving line of credit, which is undrawn as of December 31, 2024.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2024:

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2024 (Continued)
(Unaudited)

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$18,812,693	$—	$—	$835,853	$19,648,546	48%
Services: Business	12,347,274	—	—	268,855	12,616,129	31%
Automotive	8,293,535	—	—	—	8,293,535	20%
Telecommunications	7,383,949	—	—	—	7,383,949	18%
Services: Consumer	5,295,871	—	—	67,242	5,363,113	13%
High Tech Industries	4,955,531	—	—	—	4,955,531	12%
Beverage, Food & Tobacco	4,930,652	—	—	—	4,930,652	12%
Hotel, Gaming & Leisure	4,281,018	—	—	—	4,281,018	10%
Media: Broadcasting & Subscription	3,433,621	—	—	—	3,433,621	8%
Consumer Goods: Durable	2,992,501	—	—	—	2,992,501	7%
Wholesale	2,981,810	—	—	—	2,981,810	7%
Banking	2,909,911	—	—	—	2,909,911	7%
Consumer goods: Non-Durable	—	—	—	300	300	—%
Media: Diversified and Production	—	1,628,610	—	—	1,628,610	4%
Retail	—	—	—	5,444	5,444	—%
Structured Finance(A)	—	—	1,978,432	—	1,978,432	5%
Total Portfolio	$78,618,366	$1,628,610	$1,978,432	$1,177,694	$83,403,102	204%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2024:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Cost Total
Healthcare & Pharmaceuticals	$19,382,388	$—	$—	$522,357	$19,904,745
Services: Business	12,323,884	—	—	282,262	12,606,146
Automotive	8,728,347	—	—	—	8,728,347
Telecommunications	7,873,036	—	—	—	7,873,036
Services: Consumer	5,649,710	—	—	50,000	5,699,710
High Tech Industries	4,902,040	—	—	—	4,902,040
Beverage, Food & Tobacco	4,835,892	—	—	—	4,835,892
Hotel, Gaming & Leisure	4,248,454	—	—	—	4,248,454
Media: Broadcasting & Subscription	3,308,068	—	—	—	3,308,068
Wholesale	2,979,173	—	—	—	2,979,173
Consumer Goods: Durable	2,958,966	—	—	—	2,958,966
Banking	2,946,721	—	—	—	2,946,721
Structured Finance(A)	—	—	2,185,217	—	2,185,217
Media: Diversified and Production	—	1,807,425	—	—	1,807,425
Consumer goods: Non-Durable	—	—	—	997,560	997,560
Retail	—	—	—	198,026	198,026
Total Portfolio	$80,136,679	$1,807,425	$2,185,217	$2,050,205	$86,179,526

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
See notes to consolidated financial statements

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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	17.14%	N/A	10/20/2030	$250,000	$154,682	$146,300	0.47%
Apidos CLO XXVI(l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	144,189	115,900	0.37%
California CLO IX, Ltd.	Structured Finance	12/13/2019	18.68%	N/A	7/16/2032	500,000	245,264	241,200	0.77%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	127,852	116,350	0.37%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	299,146	265,500	0.85%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	84,976	75,300	0.24%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	26,231	24,375	0.08%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	3.52%	N/A	10/22/2030	250,000	172,319	139,250	0.45%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	19,839	17,170	0.05%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	200,197	174,450	0.56%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	2.86%	N/A	2/14/2031	387,538	212,222	162,417	0.52%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	187,914	165,253	0.53%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	88,762	79,800	0.26%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	299,532	247,150	0.79%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	3.49%	N/A	10/21/2030	250,000	192,728	169,775	0.54%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	384,730	304,950	0.98%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	40,750	33,855	0.11%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	108,094	93,775	0.30%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	53,943	47,190	0.15%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	185,875	152,525	0.49%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	86,780	72,862	0.23%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	127,801	111,325	0.36%
Total Structured Subordinated Notes							$3,443,826	$2,956,672	9.46%

Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$659,500	2.11%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,469	0.02%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	48,957	0.16%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	28,375	0.09%
Total Common Equity/Other							$1,717,943	$743,301	2.38%

Preferred Stock(a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC	Healthcare & Pharmaceuticals	6/14/2024	N/A	N/A	N/A	48	$50,000	$100,000	0.32%
Total Preferred Stock							$50,000	$100,000	0.32%

Total Portfolio Investments							$62,547,890	$59,455,010	190.18%
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
See notes to consolidated financial statements

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

See notes to consolidated financial statements

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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions has exceeded the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 10). Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As a result, we have no restricted cash as of December 31, 2024 and June 30, 2024. As of December 31, 2024 and June 30, 2024, cash equivalents were $14,987,750 and $9,988,444, respectively.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2024. Refer to Note 11. Financial Highlights.
In our Form 10-Q for the quarterly period ended December 31, 2023 filed on February 12, 2024, we previously reported total investment income of $380,817 and $812,896 for the three and six months ended December 31, 2023, respectively, from our non-control/non-affiliate investments within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three and six months ended December 31, 2024, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of December 31, 2024 and June 30, 2024, we have no assets going through foreclosure.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2024 and June 30, 2024, our qualifying assets as a percentage of total assets stood at 93.61% and 94.23%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2024 and June 30, 2024, the Company had two loans and one loan, respectively on non-accrual status. As of December 31, 2024, approximately 0.72% of our total assets at fair value are on non-accrual status. As of June 30, 2024, approximately 1.96% of our total assets at fair value are on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2024 and 2023, PIK interest included in interest income totaled $97,706 and $36,876, respectively. For the six months ended December 31, 2024 and 2023, PIK interest included in interest income totaled $166,986 and $58,870, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with offering its shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized to expense over the 12 month period following the effectiveness of the registration to sell shares of its common stock on a straight line basis.
Allocation of Income, Expenses, Gains and Losses. Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2024, the Company expects to have no excise tax due for the 2024 calendar year. As of December 31, 2024, the Company has accrued $0 of excise tax for this period.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2024, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended September 30, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance. However, the Company does not expect a material impact on its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2024
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,237	$10,400
Shares issued through reinvestment of distributions	160,870	743,393	—	—
Repurchase of common stock	(102,793)	(468,729)	—	—
Net increase/(decrease) from capital transactions	58,077	$274,664	2,237	$10,400

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended December 31, 2024		Six Months Ended December 31, 2024
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,096,436	$10,000,000	2,237	$10,400
Shares issued through reinvestment of distributions	290,911	1,362,153	—	—
Repurchase of common stock	(150,638)	(692,167)	—	—
Net increase/(decrease) from capital transactions	2,236,709	$10,669,986	2,237	$10,400

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	18,388	$107,933	36,803	$219,938
Repurchase of common stock	(21,112)	(113,371)	(41,075)	(234,940)
Net (decrease)/increase from capital transactions	(2,724)	$(5,438)	(4,272)	$(15,002)
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Three months ended December 31, 2024
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	$468,729
Total for the three months ended December 31, 2024		102,793	—			$468,729

Six months ended December 31, 2024
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
Total for the six months ended December 31, 2024		150,638	—			$692,167

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its CCO and her staff. For the three months ended December 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $106,000 and $362,572, respectively. For the six months ended December 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $271,000 and $586,322 respectively. During the three months ended December 31, 2024 and 2023, $20,000 and $12,750, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. During the six months ended December 31, 2024 and 2023, $30,000 and $21,500, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. As of December 31, 2024 and June 30, 2024, $2,035,442 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
During the three months ended December 31, 2024 and 2023, the total base management fee incurred by the Adviser was $314,020 and $74,073, respectively, which was waived by the Adviser. During the six months ended December 31, 2024 and 2023, the total base management fee incurred by the Adviser was $603,181 and $157,432, respectively, which was waived by the Adviser. As of December 31, 2024 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2024 and 2023, respectively. The officers do not receive any direct compensation from the Company.
Expense Limitation and Expense Reimbursement Agreements
Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, as amended and restated on July 7, 2021, to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, we entered into a Third Amended and Restated Expense Limitation Agreement (the "Third Amended and Restated ELA") to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. On May 13, 2024, we entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2024 to December 31, 2024. Other than the change in time periods, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA. On February 12, 2025, we entered into a Fifth Amended and Restated Expense Limitation Agreement (the "Fifth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated ELA, the Third Amended and Restated ELA, and the Fourth Amended and Restated ELA, the "ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2024 to June 30, 2025 as well as reduce the Annual Limit (as defined below) from 8.00% to 4.00%, as discussed below.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Pursuant to the Fifth Amended and Restated ELA, our Adviser will be required to waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended December 31, 2024 through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $314,020 and $74,073 for the three months ended December 31, 2024 and 2023, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $603,181 and $157,432 for the six months ended December 31, 2024 and 2023, respectively.
Any amount waived pursuant to the ELA is subject to repayment to our Adviser (an "ELA Reimbursement") by us within three years of the date on which the waiver was made by our Adviser and subject to the terms of the ELA. If the ELA is terminated or expires pursuant to its terms, our Adviser will maintain its right to repayment for any waiver it has made under the ELA, subject to the Repayment Limitations (discussed below).
Any ELA Reimbursement can be made solely in the event that we have sufficient excess cash on hand at the time of any proposed ELA Reimbursement and shall be limited to the lesser of (i) the excess of the Applicable Annual Limit, as defined below, applicable to such quarter over the Company’s actual Operating Expenses for such quarter and (ii) the amount of ELA Reimbursement which, when added to the Company’s expenses for such quarter, permits the Company to pay the then-current aggregate quarterly distribution to its shareholders, at a minimum annualized rate of at least 6.00% (based on the gross offering prices of Company shares) (the "Distribution") from the sum of (x) the Company’s net investment income (loss) for such quarter plus (y) the Company’s net realized gains (losses) for such quarter (collectively, the "Repayment Limitations"). For the purposes of the calculations pursuant to (i) and (ii) of the preceding sentence, any ELA Reimbursement will be treated as an expense of the Company for such quarter. In the event that the Company is unable to make a full payment of any ELA Reimbursements due for any applicable quarter because the Company does not have sufficient excess cash on hand, any such unpaid amount shall become a payable of the Company for accounting purposes and shall be paid when the Company has sufficient cash on hand (subject to the Repayment Limitations); provided, that in the case of any ELA Reimbursements, such payment shall be made no later than the date that is three years after the date on which the applicable waiver was made by our Adviser. For purposes of the Repayment Limitations, the “Applicable Annual Limit” is the lesser of (i) the Annual Limit in place at the time that the waiver was made or (ii) any Annual Limit in place at the time of such ELA Reimbursement.

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
December 31, 2021	$184,999	—	$184,999	3.00%	7.10%	December 31, 2024
March 31, 2022	125,720	—	125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	2.06%	8.59%	December 31, 2027
Total	$1,902,354		$1,902,354

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
Our Adviser or an affiliate may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser will pay the Dealer Manager a distribution services fee of 0.85% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended December 31, 2024 and 2023:

	Distributions
For the Six Months Ended December 31, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
Total for the Six Months Ended December 31, 2024		$1,705,150		$220

	Distributions
For the Six Months Ended December 31, 2023	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
Total for the Six Months Ended December 31, 2023		$492,032

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
During the six months ended December 31, 2024 and 2023, the Company's officers and directors did not purchase any shares of our stock. During the six months ended December 31, 2024, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2024 and 2023 were as follows:

	Tax Year Ended
	December 31, 2024		December 31, 2023
Ordinary income	$2,340,249		$—
Return of capital	349,435		948,614
Total distributions paid to stockholders	$2,689,684	(1)	$948,614	(2)
(1)    For the tax year ended December 31, 2024, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and are reported on the 2024 Form 1099-DIV. For the tax year ended December 31, 2024, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and will be reported on the 2025 Form 1099-DIV.
(2)    For the tax year ended December 31, 2023, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and are reported on the 2023 Form 1099-DIV. For the tax year ended December 31, 2023, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and were reported on the 2024 Form 1099-DIV.
As of September 12, 2024 when our prior annual report on Form 10-K was filed for the fiscal year ended June 30, 2024, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to September 12, 2024, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended December 31, 2024, which resulted in changes to distributions previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2024. As a result of these changes, our total distributable loss on our Consolidated Statements of Assets and Liabilities in our annual report on Form 10-K for the fiscal year ended June 30, 2024 changed from $12,387,890 to $12,644,774, with $256,884 being reclassified to ordinary income from return of capital.
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
The Company's cost basis of investments as of December 31, 2024 for tax purposes was $86,168,803, resulting in an estimated net unrealized loss of $2,765,701. The gross unrealized gains and losses as of December 31, 2024 were $1,572,850 and $4,338,551, respectively. The Company's cost basis of investments as of June 30, 2024 for tax purposes was $61,391,979, resulting in an estimated net unrealized loss of $1,936,968. The gross unrealized gains and losses as of June 30, 2024 were $892,350 and $2,829,318, respectively.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the tax years ended December 31, 2024 and 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Tax Year Ended December 31, 2024	Tax Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$102,286	$(1,662,664)
Net realized (gains) losses on investments	3,366,934	983,058
Net change in unrealized (gains) losses on investments	(1,783,495)	442,632
Other temporary book-to-tax differences	260,495	(260,786)
Permanent differences	355,308	(8,210)
Taxable income (loss) before deductions for distributions	$2,301,528	$(505,970)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2024 and December 31, 2023, we had capital loss carryforwards of $7,498,278 and $6,570,844, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent tax year ended December 31, 2024, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

Tax Year Ended December 31, 2024
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(7,498,278)
In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the tax year ended December 31, 2024, we increased overdistributed net investment income by $355,308 and decreased capital in excess of par value by $355,308. During the tax year ended December 31, 2023, we increased overdistributed net investment income by $497,760 and decreased capital in excess of par value by $497,760. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended December 31, 2024 were recorded in the fiscal year ending June 30, 2025 and the reclassifications for the taxable year ended December 31, 2023 were recorded in the fiscal year ended June 30, 2024.
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $4,967,899 and $36,876 during the three months ended December 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $38,005,505 and $58,820 during the six months ended December 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $961,877 and $0 during the three months ended December 31, 2024 and 2023, respectively. The original cost basis of debt placement and equity securities disposed from noncash restructured investments totaled $2,902,218 and $997,560 during the six months ended December 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $5,212,294 and $96,760 were received during the three months ended December 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $12,924,933 and $3,737,814 were received during the six months ended December 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $6,174,171 and $96,760 were received during the three months ended December 31, 2024 and 2023, respectively. Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $15,827,151 and $4,735,374 were received during the six months ended December 31, 2024 and 2023 respectively.
As of December 31, 2024 and June 30, 2024, 99% and 99%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $82,225,408 and $58,611,709, respectively. As of December 31, 2024 and June 30, 2024, 98% and 97% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $84,129,321 and $60,779,947, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$80,136,679	$78,618,366	95%
Senior Secured Loans-Second Lien	1,807,425	1,628,610	2%
Structured Subordinated Notes	2,185,217	1,978,432	2%
Common Equity/Other	2,000,205	1,116,841	1%
Preferred Equity	50,000	60,853	—%
Total Portfolio Investments	$86,179,526	$83,403,102	100%

	June 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%
Structured Subordinated Notes	3,443,826	2,956,672	5%
Common Equity/Other	1,717,943	743,301	1%
Preferred Equity	50,000	100,000	—%
Total Portfolio Investments	$62,547,890	$59,455,010	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and June 30, 2024:

	December 31, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,648,546	24%
Services: Business	12,616,129	15%
Automotive	8,293,535	10%
Telecommunications	7,383,949	9%
Services: Consumer	5,363,113	6%
High Tech Industries	4,955,531	6%
Beverage, Food & Tobacco	4,930,652	6%
Hotel, Gaming & Leisure	4,281,018	5%
Media: Broadcasting & Subscription	3,433,621	4%
Consumer Goods: Durable	2,992,501	4%
Wholesale	2,981,810	4%
Banking	2,909,911	3%
Structured Finance	1,978,432	2%
Media: Diversified and Production	1,628,610	2%
Retail	5,444	—%
Consumer goods: Non-Durable	300	—%
Total	$83,403,102	100%

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,061,883	32%
Automotive	5,943,941	10%
Services: Consumer	5,470,250	9%
Hotel, Gaming & Leisure	4,806,257	8%
Services: Business	4,286,146	7%
Media: Broadcasting & Subscription	3,451,274	6%
Telecommunications	3,031,539	5%
Banking	2,991,303	5%
High Tech Industries	2,985,077	5%
Structured Finance	2,956,672	5%
Beverage, Food & Tobacco	2,876,123	5%
Media: Diversified and Production	1,559,701	3%
Consumer goods: Non-Durable	28,375	—%
Retail	6,469	—%
Total	$59,455,010	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2024 and June 30, 2024, respectively:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$18,012,319	$60,606,047	$78,618,366
Senior Secured Loans-Second Lien	—	—	1,628,610	1,628,610
Preferred Equity	—	—	60,853	60,853
Structured Subordinated Notes	—	—	1,978,432	1,978,432
Common Equity/Other	—	—	1,116,841	1,116,841
Total Portfolio Investments	$—	$18,012,319	$65,390,783	$83,403,102

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$17,954,361	$36,140,975	$54,095,336
Senior Secured Loans-Second Lien	—	—	1,559,701	1,559,701
Structured Subordinated Notes	—	—	2,956,672	2,956,672
Common Equity/Other	—	—	743,301	743,301
Preferred Equity	—	—	100,000	100,000
Total Portfolio Investments	$—	$17,954,361	$41,500,649	$59,455,010

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
Changes in Valuation Techniques

During the six months ended December 31, 2024, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Second Out Super Priority First Lien Term Loan and Third Out Super Priority First Lien Term Loan changed from the yield analysis, a combination of the yield analysis and market quotes, and combination of the yield analysis and waterfall recovery analysis, respectively, to solely a waterfall recovery analysis for all, given the performance of Aventiv. The fair value of our investment in Aventiv's Second Out Super Priority First Lien Term Loan and Third Out Super Priority First Lien Term Loan decreased to $68,325 and $2,326,165, respectively, as of December 31, 2024, a discount of $563,883 and $12,270, respectively, from its amortized cost, compared to the $237,243 and $9 unrealized discount, respectively, recorded at June 30, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the six months ended December 31, 2024, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the Current Value Method ("CVM"), to relying on a combination of the CVM and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PFLOAT's limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat's Series A Preferred Stock decreased to $60,853 as of December 31, 2024, a premium of $10,853 from its amortized cost, compared to the $50,000 unrealized premium recorded at June 30, 2024.
During the six months ended December 31, 2024, the valuation methodology for WellPath Holdings, Inc. (“WellPath”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes to a combination of the CVM and market quotes to reflect the attributable recovery post Chapter 11 bankruptcy filed on November 11, 2024. As a result of this expected recovery, the fair value of our investment in WellPath’s First Lien Term Loan decreased to $386,107 as of December 31, 2024, a discount of $626,799 from its amortized cost, compared to the $695,047 unrealized discount recorded at June 30, 2024.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,904,745	$19,648,546	24%
Services: Business	12,606,146	12,616,129	15%
All Other Industries	53,668,635	51,138,427	61%
Total	$86,179,526	$83,403,102	100%

	June 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	$19,061,883	32%
All Other Industries	43,029,280	40,393,127	68%
Total	$62,547,890	$59,455,010	100%
As of December 31, 2024, investments in Texas comprised 11.3% of our investments at fair value, with a cost of $10,014,351 and a fair value of $9,415,018.
As of June 30, 2024, investments in Texas and New Jersey comprised 16.2% and 13.7%, respectively, of our investments at fair value, with a cost of $9,880,107 and $8,092,657, respectively, and a fair value of $9,620,581 and $8,124,920, respectively.
The following is a reconciliation for the three and six months ended December 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at September 30, 2024	$52,968,985	$1,594,778	$2,551,477	$100,069	$952,222	$58,167,531
Net realized gains (losses) on investments	—	—	(394,194)	—		(394,194)
Net change in unrealized gains (losses) on investments	80,148	38,244	36,443	(39,216)	164,619	280,238
Net realized and unrealized gains (losses) on investments	80,148	38,244	(357,751)	(39,216)	164,619	(113,956)
Purchases of investments	5,832,070	—	—	—	—	27,852,956
Restructuring of investments	(961,877)	—	—	—	—	(961,877)
Payment-in-kind interest	78,879	18,827	—	—	—	97,706
Accretion (amortization) of purchase discount and premium, net	102,809	(5,599)	—	—	—	97,210
Net Reductions to Subordinated Structured Notes and related investment cost	—		(215,294)	—	—	(387,267)
Repayments and sales of portfolio investments	(5,136,451)	(17,640)	—	—	—	(5,154,091)
Transfers into Level 3(1)	7,641,484	—	—	—	—	7,641,484
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at December 31, 2024	60,606,047	1,628,610	1,978,432	60,853	1,116,841	$65,390,783

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$144,877	$38,244	$36,443	$(39,216)	$164,619	$344,967

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2024, none of our first lien loans transferred out of Level 3 to Level 2. During the three months ended December 31, 2024, two of our first lien loans transferred out of Level 2 to Level 3 due to a decrease in the level of market activity during the period and thus these investments were valued using observable inputs such as market yield analysis and indicative dealer quotes.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$2,956,672	$100,000	$743,301	$41,500,649
Net realized gains (losses) on investments	—	—	(871,345)	—	(297,076)	(1,168,421)
Net change in unrealized gains (losses) on investments	463,357	61,814	280,372	(39,147)	91,278	857,674
Net realized and unrealized gains (losses) on investments	463,357	61,814	(590,973)	(39,147)	(205,798)	(310,747)
Purchases of investments	27,852,956	—	—	—	—	27,852,956
Restructuring of investments	(1,541,215)	—	—	—	579,338	(961,877)
Payment-in-kind interest	129,120	37,866	—	—	—	166,986
Accretion (amortization) of purchase discount and premium, net	264,557	(13,131)	—	—	—	251,426
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(387,267)	—	—	(387,267)
Repayments and sales of portfolio investments	(10,345,187)	(17,640)	—	—	—	(10,362,827)
Transfers into Level 3(1)	7,641,484	—	—	—	—	7,641,484
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at December 31, 2024	$60,606,047	$1,628,610	$1,978,432	$60,853	$1,116,841	$65,390,783

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$121,981	$61,814	$280,372	$(39,147)	$91,278	$516,298

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2024, none of our first lien loans transferred out of Level 3 to Level 2. During the six months ended December 31, 2024, two of our first lien loans transferred out of Level 2 to Level 3 due to a decrease in the level of market activity during the period and thus these investments were valued using observable inputs such as market yield analysis and indicative dealer quotes.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at September 30, 2023	$9,164,344	$1,378,000	$290,152	$4,033,290	$620,319	$19,785,715
Net realized gains on investments	—	—	—	—	—	—
Net change in unrealized gains (losses) on investments	(273,614)	25,114	(1,958)	(154,231)	44,385	(360,304)
Net realized and unrealized gains (losses) on investments	(273,614)	25,114	(1,958)	(154,231)	44,385	(360,304)
Restructuring of investments	—	—	—	—	—	—
Payment-in-kind interest	18,818	18,058	—	—	—	36,876
Accretion (amortization) of purchase discount and premium, net	(8,526)	(4,771)	(119)	—	—	(13,416)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(116,637)	—	(116,637)
Repayments and sales of portfolio investments	(74,644)	(17,640)	—	—	—	(92,284)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at December 31, 2023	$8,826,378	$1,398,761	$288,075	$3,762,422	$664,704	$14,940,340

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(273,614)	25,114	(1,958)	(154,231)	44,385	$(360,304)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2023, none of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service. During the three months ended December 31, 2023, none of our first lien loans transferred out of Level 2 to Level 3.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains on investments	(82,766)	—	—	—	—	(82,766)
Net change in unrealized gains (losses) on investments	(507,776)	(31,932)	16,412	(339,730)	(810,952)	(1,673,978)
Net realized and unrealized gains (losses) on investments	(590,542)	(31,932)	16,412	(339,730)	(810,952)	(1,756,744)
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	18,818	40,052	—	—	—	58,870
Accretion (amortization) of purchase discount and premium, net	(7,881)	(7,768)	(236)	—	—	(15,885)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(284,605)	—	(284,605)
Repayments and sales of portfolio investments	(2,446,952)	(17,640)	—	—	—	(2,464,592)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(710,099)	—	—	—	—	(710,099)
Fair Value at December 31, 2023	$8,826,378	$1,398,761	$288,075	$3,762,422	$664,704	$14,940,340

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(578,048)	(31,932)	16,412	(339,730)	(810,952)	$(1,744,250)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2023, one of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus this investment was valued using observable inputs such as trades from an independent pricing service. During the six months ended December 31, 2023, none of our first lien loans transferred out of Level 2 to Level 3.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	2,474,254	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.00x	to	8.50x		6.33x
		Enterprise value waterfall (Discounted cash flow)	Discount Rate	15.00%	to	17.00%		16.00%
Senior Secured First Lien Debt	2,909,910	Market Quotes	Indicative Dealer Quotes	97.14%	to	98.32%		97.73%
Senior Secured First Lien Debt	53,101,484	Discounted Cash Flow (Yield Analysis)	Market yield	8.39%	to	27.13%		11.05%
Senior Secured First Lien Debt	1,375,921	Enterprise value waterfall	Aggregate consideration	N/A	to	N/A		N/A
Senior Secured First Lien Debt	744,478	Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	8.5x		7.1x
Senior Secured Second Lien Debt	1,628,610	Discounted Cash Flow (Yield Analysis)	Market yield	14.30%	to	16.30%		15.32%
Common Equity/Other	1,116,541	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.50x	to	9.25x		7.63x
Common Equity/Other	300	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.28x	to	0.48x		0.38x
Preferred Equity	60,853	Option Pricing Model	Expected Volatility	60%	to	70%		65%
		Enterprise value waterfall (Market approach)	EBITDA multiple	6.0x	to	7.0x		6.5x
Subordinated Structured Notes	1,978,432	Discounted Cash Flow	Discount rate	6.12%	to	16.16%	(1)(2)	7.96%	(1)(2)
	$65,390,783
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
For the three months ended December 31, 2024 and 2023, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the six months ended December 31, 2024 and 2023, there were $102,705 and $0 structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the three months ended December 31, 2024 and 2023, there were accelerated original issue discounts due to repayments of $64,729, and $0, respectively, included in interest income. For the six months ended December 31, 2024 and 2023, there were accelerated original issue discounts due to repayments of $227,840, and $0, respectively, included in interest income. For the three and six months ended December 31, 2024 and 2023, there was early repayment income of $0 and $0 respectively, included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	$44,500,000	$44,500,000	$—	$—	$44,500,000
	$44,500,000	$44,500,000	$—	$—	$44,500,000

(1)As of December 31, 2024, the fair value of the Senior Secured Revolving Credit Facility was $44,500,000, the balance outstanding, and is categorized as Level 2 under ASC 820. The fair value of the Senior Revolving Credit Facility approximates the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	$27,800,000	$27,800,000	$—	$—	$27,800,000
	$27,800,000	$27,800,000	$—	$—	$27,800,000

(1)As of June 30, 2024, the fair value of the Senior Secured Revolving Credit Facility was $27,800,000, the balance outstanding, and is categorized as Level 2 under ASC 820. The fair value of the Senior Secured Revolving Credit Facility approximates the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of December 31, 2024 and June 30, 2024, we had $656,566 and $0, respectively, of undrawn revolver loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $0 and $0 as of December 31, 2024 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of December 31, 2024, there was a $44,500,000 balance on the Senior Secured Revolving Credit Facility.
During the three months ended December 31, 2024 and 2023, we recorded no interest costs and amortization of finance costs on the Credit Facility as interest expense. During the six months ended December 31, 2024 and 2023, we recorded $0 and $230,022, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended December 31, 2024 and 2023, we had no losses on the extinguishment of debt. During the six months ended December 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0 and $(66,844), respectively.
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
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of December 31, 2024, we had $44,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of December 31, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $83,403,102, which represents 100% of our total investments for the period. As of December 31, 2024, cash balances of $2,800,710 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $44,500,000

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
and is categorized as Level 2 under ASC 820 as of December 31, 2024. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of December 31, 2024, $719,457 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2024 and 2023, we recorded $1,007,252 and $197,033, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense. During the six months ended December 31, 2024 and 2023, we recorded $1,811,639 and $257,224, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended December 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% and 7.94%, respectively. For the six months ended December 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.65% and 7.60%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility. For the three months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $46,311,957 and $5,379,348, respectively. For the six months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $38,936,957 and $5,901,087, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)
Per Share Data(a):	Class A	Class A	Class A	Class A
Net asset value at beginning of period	$4.65	$5.44	$4.69	$6.10
Net investment income (loss)	0.09	(0.12)	0.16	(0.21)
Net realized and unrealized (losses) on investments	(0.05)	(0.11)	(0.09)	(0.54)
Net realized (losses) on extinguishment of debt	—	—	—	(0.03)
Net increase/(decrease) in net assets resulting from operations	0.04	(0.23)	0.07	(0.78)
Distributions(b)
Return of capital distributions	(0.01)	(0.10)	(0.02)	(0.20)
Distributions from net investment income	(0.09)	—	(0.17)	—
Total Distributions	(0.10)	(0.10)	(0.19)	(0.20)
Offering costs	—	—		—
Other (c)(e)	—	0.01	0.02	—
Net asset value at end of period	$4.59	$5.12	$4.59	$5.12
Total return based on net asset value(d)	0.84%	(4.21)%	1.99%	(13.08)%

Supplemental Data:
Net assets at end of period	$40,820,461	$12,317,524	$40,820,461	$12,317,524
Average net assets	$40,948,160	$12,712,175	$37,717,342	$13,372,737
Weighted average shares outstanding	8,893,718	2,406,920	8,835,245	2,405,143
Ratio to average net assets:
Total annual expenses(f)	18.04%	26.14%	19.44%	25.15%
Total annual expenses (after expense limitation agreement)(e)(f)	14.98%	23.81%	16.25%	22.79%
Net investment income (loss)(f)	7.45%	(8.85)%	7.4%	(7.53)%

Portfolio Turnover	5.81%	—%	17.08%	—%

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
(e) The amounts shown for the three and six months ended December 31, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $10 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) Annualized for the three and six months ended December 31, 2024 and 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Three Months Ended December 31,
2024 (Unaudited)(g)
Per Share Data(a):	Class I
Net asset value at beginning of period	$4.65
Net investment income (loss)	0.09
Net realized and unrealized (losses) on investments	(0.05)
Net increase/(decrease) in net assets resulting from operations	0.04
Distributions(b)
Return of capital distributions	(0.01)
Distributions from net investment income	(0.09)
Total Distributions	(0.10)
Offering costs	—
Other (c)(e)	—
Net asset value at end of period	$4.59
Total return based on net asset value(d)	0.84%

Supplemental Data:
Net assets at end of period	$10,260
Average net assets	$10,292
Weighted average shares outstanding	2,237
Ratio to average net assets:
Total annual expenses(f)	18.04%
Total annual expenses (after expense limitation agreement)(e)	14.98%
Net investment income (loss)(f)	7.45%

Portfolio Turnover	5.81%

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
(e) Annualized for the three months ended December 31, 2024.
(f) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2024, there are no shares of Class S, Class D or Class I common stock outstanding. As such, only the three months ended December 31, 2024 are presented above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following is a schedule of financial highlights for each of the year ended June 30, 2024:

Year Ended
June 30, 2024
Per Share Data(a):	Class A
Net asset value at beginning of year	$6.10
Net investment income (loss)	(0.06)
Net realized and unrealized (losses) gains on investments	(0.55)
Net realized (losses) on extinguishment of debt	(0.02)
Net increase (decrease) in net assets resulting from operations	(0.63)
Distributions(b)
Return of capital distributions(f)	(0.20)
Distributions from net investment income(f)	(0.19)
Total Distributions	(0.39)
Offering costs	—
Other (c)(e)	(0.39)
Net asset value at end of year	$4.69
Total return based on net asset value (d)	(17.39)%

Supplemental Data:
Net assets at end of year	$31,263,560
Average net assets	$18,543,454
Weighted average shares outstanding	3,787,892
Ratio to average net assets:
Total annual expenses	19.86%
Total annual expenses (after expense support agreement/expense limitation agreement)	17.45%
Net investment income (loss)	(1.16)%

Portfolio Turnover	26.67%

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
(e) The amounts shown for the year ended June 30, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $20 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) The amounts reflected for the year ended June 30, 2024 were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2024. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of December 31, 2024 and June 30, 2024, our asset coverage ratio stood at 192% and 213%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2024	$44,500,000	$1,918	—	—
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2024 and 2023.

Class A Shares	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net increase/(decrease) in net assets resulting from operations	$333,598	$(546,884)	$592,061	$(1,869,304)
Weighted average common stock outstanding	8,893,718	2,406,920	8,835,245	2,405,143
Net increase/(decrease) in net assets resulting from operations per share	$0.04	$(0.23)	$0.07	$(0.78)

Class I Shares(a)	Three Months Ended December 31,
2024
Net increase/(decrease) in net assets resulting from operations	$84
Weighted average common stock outstanding	2,237
Net increase/(decrease) in net assets resulting from operations per share	$0.04
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2024, there are no shares of Class S, Class D or Class I common stock outstanding. As such, only the three months ended December 31, 2024 are presented above.

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2025 and ending February 13, 2025, the Company issued 114,032 shares of its Class A Common stock pursuant to its distribution reinvestment plan in the amount of $519,987.
Repurchase Offer

On December 30, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $702,345. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2025. The offer expired at 4:00 P.M., Eastern Time on January 30, 2025.
Investment Activity

During the period beginning January 1, 2025 and ending February 13, 2025, the Company made investments in two portfolio companies totaling $4,887,321.

Senior Secured Revolving Credit Facility

On January 6, 2025, January 17, 2025 and January 29, 2025, we drew $1,700,000, $4,500,000 and $500,000, respectively on the Senior Secured Revolving Credit Facility. As of February 13, 2025, there was a $51,200,000 outstanding Senior Secured Revolving Credit Facility balance.
Expense Limitation Agreement
On February 12, 2025, the Company entered into a Fifth Amended and Restated Expense Limitation Agreement (the "Fifth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 and May 13, 2024, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from December 31, 2024 to June 30, 2025, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 4.00% (reduced from 8.00%). Other than these changes, the terms and conditions of the Fifth Amended and Restated ELA are identical to those of the ELA.
Distributions
On January 29, 2025, the Board of Directors declared a distribution for the month of January 2025, which reflects a targeted annualized distribution rate of 8.50% based on the net asset value per share for the first fiscal quarter ended September 30, 2024. The distribution has a record date as of the close of business of the last business day of January 2025 and equals an amount of $0.03780 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
January 31, 2025	February 7, 2025	$0.03780	$0.03780
On February 12, 2025, the Board of Directors declared a distribution for the month of February 2025, which reflects a targeted annualized distribution rate of 8.50% based on the net asset value per share for the first fiscal quarter ended December 31, 2024. The distribution has a record date as of the close of business of the last business day of February 2025 and equals an amount of $0.02992 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
February 28, 2025	March 7, 2025	$0.02992	$0.02992

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
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and six month period ended December 31, 2024, we purchased $4,870,193 and $37,735,814, respectively, in investment securities (excluding short-term securities). During the same three and six month period ended December 31, 2024, there was a noncash restructured investment in the amount of $961,877 and $2,902,218, respectively. During the same three and six month period ended December 31, 2024, sales and redemptions of investment securities (excluding short-term securities) were $5,212,294 and $12,924,933, respectively, resulting in a total net portfolio growth of $24,810,881 for the six months ended December 31, 2024 and a net portfolio decline of $342,101 for the three months ended December 31, 2024.
Debt Issuances and Redemptions
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. As of December 31, 2024, there was a $44,500,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 48,901, 49,358 and 62,612 shares of our common stock on October 4, 2024, November 1, 2024, and December 9, 2024, respectively.

On September 27, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $468,733. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2024. The offer expired at 4:00 P.M., Eastern Time on October 30, 2024. A total of 227,428 shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased 102,792 shares validly tendered and not withdrawn at a price equal to $4.56 per Class A common stock for an aggregate purchase price of approximately $468,733.

On December 30, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $702,345. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2025. The offer expired at 4:00 P.M., Eastern Time on January 30, 2025.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and six month period ended December 31, 2024, we purchased $4,870,193 and $37,735,814, respectively, in investment securities (excluding short-term securities). During the same three and six month period ended December 31, 2024, there was a noncash restructured investment in the amount of $961,877 and $2,902,218, respectively. During the same three and six month period ended December 31, 2024, sales and redemptions of investment securities (excluding short-term securities) were $5,212,294 and $12,924,933, respectively, resulting in a total net portfolio growth of $24,810,881 for the six months ended December 31, 2024 and a total net portfolio decline of $(342,101) for the three months ended December 31, 2024. As of December 31, 2024, our investment portfolio, with a total fair value of $83,403,102, consisted of interests in 60 investments (97% in senior secured loans, 1% in equity/other and 2% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after December 31, 2024 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed on September 12, 2024.
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

Portfolio Holdings
As of December 31, 2024, our investment portfolio, with a total fair value of $83,403,102, consisted of interests in 26 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2024 and June 30, 2024:

	As of December 31, 2024			As of June 30, 2024
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$80,136,679	$78,618,366	95%	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,807,425	1,628,610	2%	1,800,331	1,559,701	3%
Structured subordinated notes	2,185,217	1,978,432	2%	3,443,826	2,956,672	5%
Common Equity/Other	2,000,205	1,116,841	1%	1,717,943	743,301	1%
Preferred Equity	50,000	60,853	—%	50,000	100,000	—%
Total	$86,179,526	$83,403,102	100%	$62,547,890	$59,455,010	100%

Number of portfolio companies	26			21
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	99.94%			100.00%
% Fixed Rate (based on fair value)(1)	0.06%			—%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10.53%			10.94%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	8.11%			—%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	0.76%			2.65%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10.44%			10.62%
% Weighted Average Yield (based on cost) for the entire portfolio	10.19%			10.32%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and June 30, 2024:

	December 31, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,904,745	23%	$19,648,546	24%
Services: Business	12,606,146	16%	12,616,129	15%
Automotive	8,728,347	10%	8,293,535	10%
Telecommunications	7,873,036	9%	7,383,949	9%
Services: Consumer	5,699,710	7%	5,363,113	6%
High Tech Industries	4,902,040	6%	4,955,531	6%
Beverage, Food & Tobacco	4,835,892	6%	4,930,652	6%
Hotel, Gaming & Leisure	4,248,454	5%	4,281,018	5%
Media: Broadcasting & Subscription	3,308,068	4%	3,433,621	4%
Consumer Goods: Durable	2,958,966	3%	2,992,501	4%
Wholesale	2,979,173	3%	2,981,810	4%
Banking	2,946,721	3%	2,909,911	3%
Structured Finance	2,185,217	3%	1,978,432	2%
Media: Diversified and Production	1,807,425	2%	1,628,610	2%
Retail	198,026	—%	5,444	—%
Consumer goods: Non-Durable	997,560	—%	300	—%
Total	$86,179,526	100%	$83,403,102	100%

	June 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	31%	$19,061,883	32%
Automotive	5,940,679	10%	5,943,941	10%
Services: Consumer	5,755,102	9%	5,470,250	9%
Hotel, Gaming & Leisure	4,813,157	8%	4,806,257	8%
Services: Business	4,654,857	7%	4,286,146	7%
Media: Broadcasting & Subscription	3,343,548	5%	3,451,274	6%
Telecommunications	3,261,044	5%	3,031,539	5%
Banking	2,979,693	5%	2,991,303	5%
High Tech Industries	2,952,217	5%	2,985,077	5%
Structured Finance	3,443,831	6%	2,956,672	5%
Beverage, Food & Tobacco	2,889,240	5%	2,876,123	5%
Media: Diversified and Production	1,800,331	3%	1,559,701	3%
Consumer goods: Non-Durable	997,560	1%	28,375	—%
Retail	198,026	—%	6,469	—%
Total	$62,547,895	100%	$59,455,010	100%
As of December 31, 2024 and June 30, 2024, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of December 31, 2024 and June 30, 2024:

	December 31, 2024				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	86,179,526	100%	83,403,102	100%	62,547,890	100%	59,455,010	100%
Total Investments	$86,179,526	100%	$83,403,102	100%	$62,547,890	100%	$59,455,010	100%

Net Asset Value
During the three and six months ended December 31, 2024, our net asset value decreased by $255,460 and increased by $9,567,161, respectively, due to capital and investment activities, while our net asset value per share decreased by $0.06 and $0.10, respectively. For the three months ended December 31, 2024, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $428,778, or $0.05 per weighted average share. For the six months ended December 31, 2024, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $804,641 or $0.09 per weighted average share. For the three and six months ended December 31, 2024, our net asset value per share further decreased by $0.09 for the three months ended and $0.20 per share for the six months ended related to distributions. The following table shows the calculation of net asset value per share as of December 31, 2024 and June 30, 2024.

NET ASSET VALUE PER SHARE	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)
Class A Shares:
Net assets	$40,820,461	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,898,082	6,661,373
Net asset value per share	$4.59	$4.69

Class I Shares:
Net assets	$10,260	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.59	—

Results of Operations
Investment Income
For the three months ended December 31, 2024 and 2023, we generated $2,296,155 and $475,158, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the six months ended December 31, 2024 and 2023, we generated $4,461,365 and $1,020,274, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2024, as we held fewer investments generating interest income for that period. For the three months ended December 31, 2024, our income from our structured subordinated notes decreased due to 22 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended December 31, 2024 and 2023, PIK interest included in interest income totaled $97,706 and $36,876, respectively. For the six months ended December 31, 2024 and 2023, PIK interest included in interest income totaled $166,986 and $58,870, respectively. For the three months and six months ended December 31, 2024, PIK interest included in interest income was higher due to amendments on one additional investment which now has partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,847,715 and $830,617 for the three months ended December 31, 2024 and 2023, respectively. Total operating expenses before expense limitation support totaled $3,667,760 and $1,681,460 for the six months ended December 31, 2024 and 2023, respectively These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended December 31, 2024 and 2023, respectively, were $314,020 and $74,073. The base management fees for the six months ended December 31, 2024 and 2023, respectively, were $603,181 and $157,432. Base management fees were higher for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023, due to the increase in purchases of our common stock. During the three and six months ended December 31, 2024, average total net assets increased due to the sale of the Company's Class A common stock and an increase in investments held. Management fees for the three and six months ended December 31, 2024 and 2023 were waived.
The interest and credit facility expense for the three months ended December 31, 2024 and 2023, respectively, were $1,007,252 and $197,033. The interest and credit facility expense for the six months ended December 31, 2024 and 2023, respectively, were $1,811,639 and $487,246. The interest and credit facility expenses were higher for the three and six months ended December 31, 2024 compared to the same periods ended December 31, 2023, due to an increase in the average outstanding credit facility balance. For the three and six months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% and 7.65%, respectively, under the Senior Secured Revolving Credit Facility. For the three and six months ended December 31, 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.94% and 7.60%, respectively, under the Senior Secured Revolving Credit Facility and the Credit Facility combined. For the three months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $46,311,957 and $5,379,348, respectively. For the six months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $38,936,957 and $5,901,087, respectively.
The offering costs for the three months ended December 31, 2024 and 2023, respectively, were $137,292 and $0. The offering costs for the six months ended December 31, 2024 and 2023, respectively, were $272,819 and $0. The offering costs for the three and six months ended December 31, 2024 were higher compared to the three and six months ended December 31, 2023, due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our initial registration statement on Form N-2 filed with the SEC for our Multi-Class Offering on April 8, 2024.
The legal expenses for the three months ended December 31, 2024 and 2023, respectively, were $17,956 and $15,199. The legal expenses for the six months ended December 31, 2024 and 2023, respectively, were $128,557 and $42,604. The legal expenses for the three and six months ended December 31, 2024 were higher compared to the three and six months ended December 31, 2023 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended December 31, 2024 and 2023, respectively, were $13,581 and $4,000. The valuation services for the six months ended December 31, 2024 and 2023, respectively, were $29,887 and $8,000. The valuation costs for the three and six months ended December 31, 2024 were higher compared to the three and six months ended December 31, 2023 due to an increase in investments held.
The audit expenses for the three months ended December 31, 2024 and 2023, respectively, were $100,000 and $87,374. The audit expenses for the six months ended December 31, 2024 and 2023, respectively, were $254,500 and $116,124. The audit costs for the three and six months ended December 31, 2024 were higher compared to the three and six months ended December 31, 2023 due the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.
The general and administrative expense for the three months ended December 31, 2024 and 2023, respectively, were $22,236 and $8,271. The general and administrative expense for the six months ended December 31, 2024 and 2023, respectively, were $49,916 and $105,789. The general and administrative expense for the six months ended December 31, 2023 was higher compared to the six months ended December 31, 2024, due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $314,020 and $74,073 for the three months ended December 31, 2024 and 2023, respectively. The sponsor reimbursed the Company $603,181 and $157,432 for the six months ended December 31, 2024 and 2023, respectively.
Net Investment Income (Loss)

Our net investment income (loss) totaled $762,460 and $(281,386) for the three months ended December 31, 2024 and 2023, respectively. Our net investment income (loss) totaled $1,396,786 and $(503,754) for the six months ended December 31, 2024 and 2023, respectively. The net investment income for the three and six months ended December 31, 2024 was higher due to an increase in the net assets with an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2024 and 2023, there were no sales on unaffiliated investments. For the six months ended December 31, 2024 and 2023, we received proceeds from sales on unaffiliated investments of $2,007,500 and $3,575,248, respectively, from which we realized gains (losses) of $47,581 and $(215,183), respectively. During the six months ended December 31, 2023, we recognized a realized loss from debt of $66,844 related to the termination of the Credit Facility. During the six months ended December 31, 2024, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC. During the three and six months ended December 31, 2024, we recognized a realized loss of $394,194 and $871,345, respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2024 and 2023, net change in unrealized gains (losses) totaled $(34,438) and $(265,465), respectively. For the six months ended December 31, 2024 and 2023, net change in unrealized gains (losses) totaled $316,456 and $(1,083,478), respectively. For the three and six months ended December 31, 2023, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of December 31, 2024, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2024, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
We may borrow funds to make investments at any time, including before we have fully invested the proceeds of any offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We have not yet decided, however, whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

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
For the six months ended December 31, 2024 and 2023, our operating activities (used) provided $(23,361,467) and $5,513,719 of cash, respectively. The change is primarily driven by an increase in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees, an increase in the amortization of deferred financing costs and an increase in due to administrator. For the six months ended December 31, 2024 and 2023, operating activities included the purchases of investments of $37,735,814 and $0, respectively. For the six months ended December 31, 2024 and 2023, operating activities included the repayments and sales of portfolio investments of $12,924,933 and $3,737,814, respectively. Financing activities (used) provided $25,743,506 and $(5,805,809) of cash during the six months ended December 31, 2024 and 2023, respectively, which included dividend payments of $255,526 and $282,500, respectively. For the six months ended December 31, 2024 and 2023, we repaid $20,200,000 and $10,600,000, respectively, under the Secured Revolving Credit Facility and the Credit Facility.
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
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of December 31, 2024, there was a $44,500,000 balance on the Senior Secured Revolving Credit Facility.
During the three months ended December 31, 2024 and 2023, we recorded no interest costs and amortization of finance costs on the Credit Facility as interest expense. During the six months ended December 31, 2024 and 2023, we recorded $0 and

$230,022, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended December 31, 2024 and 2023, we had no losses on the extinguishment of debt. During the six months ended December 31, 2024 and 2023, we realized a loss on the extinguishment of debt in the amount of $0 and $(66,844), respectively.
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
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of December 31, 2024, we had $44,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of December 31, 2024, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $83,403,102, which represents 100% of our total investments for the period. As of December 31, 2024, cash balances of $2,800,710 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $44,500,000 and is categorized as Level 3 under ASC 820 as of December 31, 2024. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of December 31, 2024, $719,457 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.

During the three months ended December 31, 2024 and 2023, we recorded $1,007,252 and $197,033, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense. During the six months ended December 31, 2024 and 2023, we recorded $1,811,639 and $257,224, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended December 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% and 7.94%, respectively. For the six months ended December 31, 2024 and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.65% and 7.60%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility. For the three months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $46,311,957 and $5,379,348, respectively. For the six months ended December 31, 2024 and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $38,936,957 and $5,901,087, respectively.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning January 1, 2025 and ending February 13, 2025, the Company issued 114,032 shares of its Class A Common stock pursuant to its distribution reinvestment plan in the amount of $519,987.
Repurchase Offer

On December 30, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A common stock we could repurchase with the cash we retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $702,345. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2025. The offer expired at 4:00 P.M., Eastern Time on January 30, 2025.
Investment Activity

During the period beginning January 1, 2025 and ending February 13, 2025, the Company made investments in two portfolio companies totaling $4,887,321.

Senior Secured Revolving Credit Facility

On January 6, 2025, January 17, 2025 and January 29, 2025, we drew $1,700,000, $4,500,000 and $500,000, respectively on the Senior Secured Revolving Credit Facility. As of February 13, 2025, there was a $51,200,000 outstanding Senior Secured Revolving Credit Facility balance.
Expense Limitation Agreement
On February 12, 2025, the Company entered into a Fifth Amended and Restated Expense Limitation Agreement (the "Fifth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 and May 13, 2024, to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, from December 31, 2024 to June 30, 2025, to the extent that the payment of such fees would cause the Company’s operating expenses to exceed an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 4.00% (reduced from 8.00%). Other than these changes, the terms and conditions of the Fifth Amended and Restated ELA are identical to those of the ELA.

Distributions
On January 29, 2025, the Board of Directors declared a distribution for the month of January 2025, which reflects a targeted annualized distribution rate of 8.50% based on the net asset value per share for the first fiscal quarter ended September 30, 2024. The distribution has a record date as of the close of business of the last business day of January 2025 and equals an amount of $0.03780 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
January 31, 2025	February 7, 2025	$0.03780	$0.03780
On February 12, 2025, the Board of Directors declared a distribution for the month of February 2025, which reflects a targeted annualized distribution rate of 8.50% based on the net asset value per share for the first fiscal quarter ended December 31, 2024. The distribution has a record date as of the close of business of the last business day of February 2025 and equals an amount of $0.02992 per share of common stock. The distribution will be payable to stockholders of record as of the record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
February 28, 2025	March 7, 2025	$0.02992	$0.02992

Distributions
General
We elected to be treated, beginning with our fiscal year ended December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we generally must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our recognized capital gains in excess of recognized capital losses for the one-year period generally ending on October 31 of the calendar year and (iii) any ordinary income or capital gains recognized but not distributed in preceding years and on which we paid no federal income tax.
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
Administration Agreement
Pursuant to the agreement and plan of merger, as amended and restated, between TPIC and PWAY, the Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and CCO and her staff. For the three months ended December 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $106,000 and $362,572, respectively. For the six months ended December 31, 2024 and 2023, allocation of overhead from the Administrator to the Company was $271,000 and $586,322 respectively. During the three months ended December 31, 2024 and 2023, $20,000 and $12,750, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. During the six months ended December 31, 2024 and 2023, $30,000 and $21,500, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company. As of December 31, 2024 and June 30, 2024, $2,035,442 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
Officers and Directors

Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2024 and 2023. The officers do not receive any direct compensation from the Company.
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
Our Adviser or an affiliate may also pay directly, or reimburse the Dealer Manager if the Dealer Manager pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser will pay the Dealer Manager a distribution services fee of 0.85% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $314,020 and $74,073 for the three months ended December 31, 2024 and 2023, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $603,181 and $157,432 for the six months ended December 31, 2024 and 2023, respectively.
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
During the three months ended December 31, 2024 and 2023, the total base management fee incurred by the Adviser was $314,020 and $74,073, respectively, which were waived by the Adviser. During the six months ended December 31, 2024 and 2023, the total base management fee incurred by the Adviser was $603,181 and $157,432, respectively, which were waived by the Adviser. As of December 31, 2024 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of December 31, 2024 or June 30, 2024. During the three and six months ended December 31, 2024 and 2023, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2019. As of December 31, 2024, our asset coverage ratio stood at 192% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2024	$44,500,000	$1,918	—	—
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—
June 30, 2019	$5,500,000	$5,256	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2024 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
At December 31, 2024, $56,708,526, $5,772,347, and $2,909,910 of our total investments, were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $38,732,046, $2,768,603, and $17,954,361 of our total investments, using the discounted cash flow, enterprise value waterfall, and market quotes, at June 30, 2024.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of December 31, 2024, 100% (based on fair value) of our investments paid variable interest rates and 0% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The Senior Secured Revolving Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $44,500,000 as of December 31, 2024.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2024:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,495,734	$1,335,000	$1,160,734
Up 200 basis points	$1,663,823	$890,000	$773,823
Up 100 basis points	$831,911	$445,000	$386,911
Down 100 basis points	$(831,911)	$(445,000)	$(386,911)
Down 200 basis points	$(1,585,748)	$(890,000)	$(695,748)
Down 300 basis points	$(2,227,309)	$(1,335,000)	$(892,309)

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
Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2024.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2024, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 2, 2024	July 26, 2024	42,346	$4.77
September 9, 2024	August 30, 2024	57,020	$4.77
October 4, 2024	September 27, 2024	48,901	$4.67
November 1, 2024	October 25, 2024	49,358	$4.65
December 9, 2024	December 2, 2024	62,612	$4.56
January 3, 2025	December 27, 2024	50,502	$4.56

On December 30, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $702,345. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2025. The offer expired at 4:00 P.M., Eastern Time on January 30, 2025.

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

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
3.5    Articles of Amendment(4)
3.6    Articles of Amendment(3)
3.7    Articles of Amendment(1)
3.8    Fourth Amended and Restated Bylaws(2)
10.1    Fifth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.*
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)