Form 10-Q
period 2025-03-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2025-05-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 12, 2025, the Registrant had 9,011,322 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of May 12, 2025, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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
•potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products;
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

PART I
Item 1. Consolidated Financial Statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

Assets	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $86,926,362 and $62,547,890, respectively) (Note 7 and 8)	$83,655,981	$59,455,010
Cash and cash equivalents	20,307,517	15,406,421
Interest receivable	644,718	365,038
Deferred financing costs (Note 10)	619,548	910,312
Deferred offering costs	189,380	457,656
Receivable for repayments of portfolio investments	87,022	5,141
Prepaid expenses and other assets	11,791	99,578
Total Assets	105,515,957	76,699,156

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	47,800,000	27,800,000
Payable for open trades	14,984,063	15,065,919
Due to Administrator (Note 4)	2,207,942	1,766,942
Distributions payable	266,680	181,454
Accrued audit fees	206,250	130,000
Accrued expenses	78,196	117,142
Accrued legal fees	70,452	223,723
Interest payable	28,136	150,416
Total Liabilities	65,641,719	45,435,596
Commitments and Contingencies (Note 9)	—	—
Net Assets	$39,874,238	$31,263,560

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 8,913,089 and 6,661,373 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$8,914	$6,662
Paid-in capital in excess of par (Note 3 and Note 6)	54,035,303	43,901,672
Distributions in excess of earnings (Note 6)	(14,169,979)	(12,644,774)
Net Assets	39,874,238	31,263,560

See notes to consolidated financial statements.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (Continued)
(Unaudited)

NET ASSET VALUE PER SHARE	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
Class A Shares:
Net assets	$39,864,232	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,910,852	6,661,373
Net asset value per share	$4.47	$4.69

Class I Shares:
Net assets	$10,006	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.47	—

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Investment Income
Interest income from non-control/non-affiliate investments	$2,269,707	$532,415	$6,534,684	$1,286,441
PIK interest income from non-control/non-affiliate investments	189,903	37,771	356,889	96,641
Interest income from structured credit securities	2,611	44,002	32,013	251,380
Total Investment Income	2,462,221	614,188	6,923,586	1,634,462

Operating Expenses
Interest expense and credit facility expenses (Note 10)	968,724	272,822	2,780,363	760,068
Base management fees (Note 4)	312,824	105,128	916,005	262,560
Administrator Costs (Note 4)	185,000	145,148	486,000	731,470
Offering costs	154,522	—	427,341	—
Transfer agent’s fees and expenses	88,932	93,074	241,378	206,635
Audit and tax expense	73,750	53,750	328,250	169,874
Legal expense	45,807	10,811	174,364	53,414
General and administrative	44,611	63,464	94,527	169,253
Insurance expense	30,572	36,670	94,387	101,052
Valuation services	13,581	17,491	43,468	25,491
Total Operating Expenses	1,918,323	798,358	5,586,083	2,479,817
Expense limitation reimbursement (Note 4)	(312,824)	(105,128)	(916,005)	(262,560)
Total Net Operating Expenses	1,605,499	693,230	4,670,078	2,217,257
Net Investment Income (Loss)	856,722	(79,042)	2,253,508	(582,795)

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(502,209)	(677,659)	(1,623,306)	(892,888)
Net realized losses	(502,209)	(677,659)	(1,623,306)	(892,888)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(493,957)	79,448	(177,501)	(1,004,030)
Net change in unrealized gains/(losses)	(493,957)	79,448	(177,501)	(1,004,030)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(996,166)	(598,211)	(1,800,807)	(1,896,918)
Extinguishment of debt	—	—	—	(66,844)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(139,444)	$(677,253)	$452,701	$(2,546,557)

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Common Stock
For the Three Months Ended March 31, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2024(2)	8,898,082	2,237	$8,901	$53,982,150	$(13,160,330)	$40,830,721
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	856,722	856,722
Net realized (losses) on investments	—	—	—	—	(502,209)	(502,209)
Net change in unrealized gains (losses) on investments	—	—	—	—	(493,957)	(493,957)
Net increase (decrease) from operations	—	—	—	—	(139,444)	(139,444)
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(869,987)	(869,987)
Return of capital distributions	—	—	—	—	—	—
Net increase (decrease) from distributions	—	—	—	—	(869,987)	(869,987)
Class I:
Distributions from earnings	—	—	—	—	(218)	(218)
Return of capital distributions	—	—	—	—	—	—
Net increase (decrease) from distributions	—	—	—	—	(218)	(218)
Capital Transactions
Class A:
Shares issued	—	—	—	—	—	—
Shares issued through reinvestment of distributions	163,941	—	164	749,904	—	750,068
Repurchase of common shares	(151,171)	—	(151)	(696,751)	—	(696,902)
Net increase (decrease) from share transactions	12,770	—	13	53,153	—	53,166
Class I:
Shares issued	—	—	—	—	—	—
Shares issued through reinvestment of distributions	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	—	—	—	—	—
Tax Reclassification of Net Assets (Note 6)	—	—	—	—	—	—
Balance as of March 31, 2025	8,910,852	2,237	$8,914	$54,035,303	$(14,169,979)	$39,874,238
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2025, there are no shares of Class S or Class D common stock outstanding.
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Three Months Ended March 31, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2023(1)	2,405,180	2,405	$24,028,496	$(11,713,377)	$12,317,524
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(79,042)	(79,042)
Net realized (losses) on investments	—	—	—	(677,659)	(677,659)
Net change in unrealized gains (losses) on investments	—	—	—	79,448	79,448
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(15,192)	(15,192)
Return of capital distributions	—	—	(331,377)	—	(331,377)
Capital Transactions
Shares issued (Note 3)	2,074,689	2,075	9,997,925	—	10,000,000
Shares issued through reinvestment of distributions (Note 3)	30,489	31	153,940	—	153,971
Repurchase of common stock (Note 3)	(23,273)	(23)	(112,156)	—	(112,179)
Tax Reclassification of Net Assets (Note 6)	—	—	—	—	—
Total Increase (Decrease) for the three months ended March 31, 2024	2,081,905	2,083	9,708,332	(692,445)	9,017,970
Balance as of March 31, 2024	4,487,085	4,488	$33,736,828	$(12,405,822)	$21,335,494

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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Nine Months Ended March 31, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$—	$6,662	$43,901,672	$(12,644,774)	$31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	2,253,508	2,253,508
Net realized gains (losses) on investments	—	—	—	—	(1,623,306)	(1,623,306)
Net change in unrealized gains (losses) on investments	—	—	—	—	(177,501)	(177,501)
Net increase (decrease) from operations	—	—	—	—	452,701	452,701
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(2,332,807)	(2,332,807)
Return of capital distributions	—	—	—	(242,330)	—	(242,330)
Net increase (decrease) from distributions	—	—	—	(242,330)	(2,332,807)	(2,575,137)
Class I:
Distributions from earnings	—	—	—	—	(407)	(407)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(407)	(438)
Capital Transactions
Class A:
Shares issued	2,096,436	—	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	454,852	—	455	2,111,766	—	2,112,221
Repurchase of common shares	(301,809)	—	(301)	(1,388,768)	—	(1,389,069)
Net increase (decrease) from share transactions	2,249,479	—	2,250	10,720,902	—	10,723,152
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Shares issued through reinvestment of distributions	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of March 31, 2025	8,910,852	$2,237	$8,914	$54,035,303	$(14,169,979)	$39,874,238
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2025, there are no shares of Class S or Class D common stock outstanding.
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)
(Unaudited)

	Common Stock
For the Nine Months Ended March 31, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(582,795)	(582,795)
Net realized (losses) on investments	—	—	—	(892,888)	(892,888)
Net realized (losses) on debt	—	—	—	(66,844)	(66,844)
Net change in unrealized (losses) on investments	—	—	—	(1,004,030)	(1,004,030)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(15,192)	(15,192)
Return of capital distributions	—	—	(823,409)	—	(823,409)
Capital Transactions
Shares issued	2,074,689	2,075	9,997,925	—	10,000,000
Shares issued through reinvestment of distributions	67,292	67	373,842	—	373,909
Repurchase of common stock	(64,348)	(64)	(347,055)	—	(347,119)
Tax Reclassification of Net Assets (Note 6)	—	—	(61,999)	61,999	—
Total Increase (Decrease) for the nine months ended March 31, 2024	2,077,633	2,078	9,139,304	(2,499,750)	6,641,632
Balance as of March 31, 2024	4,487,085	$4,488	$33,736,828	$(12,405,822)	$21,335,494
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$452,701	$(2,546,557)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(42,748,135)	(18,559,300)
Repayments and sales of portfolio investments	16,850,812	3,895,454
Net realized losses on investments	1,623,306	892,888
Net Reductions to Subordinated Structured Notes and related investment cost	561,569	501,198
Amortization of offering costs	427,341	—
Payment-in-kind interest	(356,889)	(96,641)
Amortization of premiums (accretion of purchase discounts) on investments, net	(308,936)	36,780
Amortization of deferred financing costs	309,964	335,788
Net change in unrealized (gains)/losses on investments	177,501	1,004,030
Settlement of Treasury Bills	(199)	(75)
Net realized losses on extinguishment of debt	—	66,844
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Interest receivable	(279,680)	(60,719)
Prepaid expenses and other assets	87,787	44,779
Receivable for repayments of portfolio investments	(81,881)	2,735
Receivable for investments sold	—	1,361,436
Increase (Decrease) in operating liabilities
Due to Administrator (Note 5)	441,000	689,308
Accrued legal fees	(312,336)	(329,331)
Interest payable	(122,280)	(49,534)
Payable for open trades	(81,856)	691,262
Accrued audit fees	76,250	(23,150)
Accrued expenses	(38,946)	7,288
Net cash provided by/(used in) operating activities	(23,322,907)	(12,135,517)
Cash flows from financing activities:
Gross proceeds from shares sold	10,010,400	10,000,000
Distributions paid to stockholders	(378,127)	(409,217)
Repurchase of common stock	(1,389,069)	(347,119)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	43,600,000	23,700,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(23,600,000)	(6,200,000)
Repayments under Credit Facility (Note 10)	—	(8,600,000)
Financing costs paid and deferred	(19,201)	(1,186,520)
Net cash provided by/(used in) financing activities	28,224,003	16,957,144
Net increase (decrease) in cash, cash equivalents and restricted cash	4,901,096	4,821,627
Cash, cash equivalents and restricted cash at beginning of period	15,406,421	5,792,556
Cash, cash equivalents and restricted cash at end of period	$20,307,517	$10,614,183
Supplemental disclosures:
Cash paid for interest	$2,592,679	$473,813
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$2,112,221	$373,909
Unpaid deferred offering costs (Note 5)	—	(410,682)
Beginning of the period
Cash and cash equivalents	$15,406,421	$5,730,723
Restricted cash	—	61,833
Cash, cash equivalents and restricted cash at beginning of period	$15,406,421	$5,792,556

End of the period
Cash and cash equivalents	$20,307,517	$10,614,183
Restricted cash	—	—
Cash, cash equivalents and restricted cash at end of period	$20,307,517	$10,614,183
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025
(Unaudited)

						March 31, 2025
Portfolio Company / Security Type	Industry(r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan (i)(j)(m)(n)	Telecommunications	3/28/2024	9.65% (3M SOFR+5.09%)	1.00	7/31/2025	$3,133,641	$3,028,774	$2,262,489	5.67%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)		6/28/2024	12.06% (3M SOFR+7.50%)	1.00	7/31/2025	82,113	82,532	82,113	0.21%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	14.56% (3M SOFR+10.00%)	1.00	12/24/2025	95,193	92,408	95,193	0.24%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	9.82% (1M SOFR+5.50%)	—	5/4/2028	2,924,528	2,916,766	2,980,387	7.47%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	8.44% (3M SOFR+4.00%)	0.75	6/9/2028	5,022,385	4,830,082	4,914,404	12.32%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	9.65% (1M SOFR+5.35%)	0.50	7/25/2029	2,977,157	2,827,183	2,658,899	6.67%
CareerBuilder, LLC(h)(j)(m)(o)	Services: Consumer	4/13/2023	6.94% (1M SOFR+2.50%) plus 4.25% PIK	1.00	7/31/2026	737,662	719,993	332,686	0.83%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	12.31% (3M SOFR+7.75%)	3.25	6/14/2029	3,955,000	3,955,000	3,955,000	9.92%
DRI Holding Inc.(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.67% (1M SOFR+5.25%)	0.50	12/21/2028	3,424,794	3,302,288	3,424,794	8.59%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	11.80% (3M SOFR+7.50%)	3.00	10/4/2029	4,975,543	4,975,543	4,975,543	12.48%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)		9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	50,496	50,496	55,890	0.14%
Emerge Intermediate, Inc.(h)(m)(n)	Healthcare & Pharmaceuticals	2/26/2024	6.00% plus 4.50% PIK	1.00	8/31/2027	5,163,369	5,163,369	4,905,200	12.30%
First Brands Group(i)	Automotive	2/8/2024	9.55% (3M SOFR+5.00%)	1.00	3/30/2027	1,974,293	1,969,002	1,839,251	4.61%
		3/8/2024	9.55% (3M SOFR+5.00%)	1.00	3/30/2027	3,953,229	3,918,764	3,684,015	9.24%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(i)	Telecommunications	8/6/2024	11.82% (1M SOFR+7.50%)	3.00	8/6/2029	4,975,000	4,837,695	4,968,533	12.46%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(h)	Transportation: Cargo	12/3/2024	9.80% (3M SOFR+5.50%)	0.75	12/30/2028	4,477,500	4,402,091	4,477,500	11.23%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	12.06% (3M SOFR+7.50%)	2.50	6/11/2029	4,906,250	4,906,250	4,906,250	12.30%
MoneyGram International, Inc.(h)	Banking	4/23/2024	9.04% (3M SOFR+4.75%)	0.50	6/1/2030	2,970,000	2,938,699	2,796,849	7.01%
NSM Top Holdings Corp.(h)	Capital Equipment	8/5/2024	9.65% (1M SOFR+5.35%)	—	5/14/2029	2,985,000	2,950,112	2,985,000	7.49%
PlayPower, Inc.-First Lien Term Loan(h)	Consumer goods: Durable	8/28/2024	9.30% (3M SOFR+5.25%)	0.75	8/28/2030	4,321,717	4,238,600	4,305,295	10.80%
PlayPower, Inc.-First Lien Revolving Line of Credit - Commitment(h)(q)						—	—	—	—%
Recovery Solutions Parent, LLC(h)(m)	Healthcare & Pharmaceuticals	1/27/2025	11.80% (3M SOFR+7.50%)	—	1/27/2030	683,204	386,926	683,204	1.71%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	9.58% (3M SOFR+5.00%)	1.00	7/15/2028	2,962,476	2,937,683	2,933,147	7.36%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	10.08% (3M SOFR+5.50%)	1.00	10/15/2028	1,293,404	1,289,407	1,182,818	2.97%
S&S Holdings LLC(i)	Wholesale	7/16/2024	9.42% (3M SOFR+5.00%)	0.50	3/11/2028	2,976,744	2,970,084	2,959,181	7.42%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(h)(s)	Consumer Goods: Non-Durable	1/23/2025	11.56% (3M SOFR+7.00%)	3.00	1/23/2030	4,738,125	4,738,125	4,736,704	11.88%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(h)(s)			9.00% plus 2.00% PIK	—	N/A	200,745	200,745	200,745	0.50%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	9.57% (1M SOFR+5.25%)	0.75	6/30/2029	4,951,770	4,887,139	4,927,011	12.36%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (Continued)
(Unaudited)

						March 31, 2025
Portfolio Company / Security Type	Industry(r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien (Continued)(f)(k)
Wellpath Holdings, Inc. - First Lien Term Loan (g)(h)(j)(n)(o)(t)	Healthcare & Pharmaceuticals	4/2/2019	11.81% (3M SOFR+7.50%) and 14.00% PRIME	—	10/1/2025	$905,662	$888,948	$498,114	1.25%
Total Senior Secured Loans-First Lien							$80,404,704	$78,726,215	197.44%

Senior Secured Loans-Second Lien(f)(i)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	5.32% (3M SOFR+1.00%) plus 4.00% PIK	1.00	10/1/2027	$1,861,373	$1,826,969	$1,660,159	4.16%
Total Senior Secured Loans-Second Lien							$1,826,969	$1,660,159	4.16%

Structured Subordinated Notes (a)(f)(e)(h)(l)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	Residual Interest, current yield —%	N/A	10/20/2030	$250,000	$115,770	$87,525	0.22%
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	Residual Interest, current yield —%	N/A	7/18/2029	250,000	108,075	89,925	0.23%
California CLO IX, Ltd.	Structured Finance	12/13/2019	Residual Interest, current yield —%	N/A	7/16/2032	500,000	191,085	146,300	0.37%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	4/7/2017	Residual Interest, current yield —%	N/A	7/15/2030	250,000	57,721	44,425	0.11%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	Residual Interest, current yield —%	N/A	1/22/2030	500,000	32,582	32,300	0.08%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	Residual Interest, current yield —%	N/A	7/24/2030	250,000	—	—	—%
GoldenTree Loan Opportunities IX, Ltd.(v)	Structured Finance	7/19/2017	Residual Interest, current yield —%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	Residual Interest, current yield—%	N/A	4/22/2030	250,000	—	13,900	0.03%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	Residual Interest, current yield —%	N/A	10/22/2030	250,000	100,731	77,150	0.19%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	Residual Interest, current yield —%	N/A	7/16/2029	850,000	—	—	—%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	Residual Interest, current yield —%	N/A	7/19/2030	500,000	139,882	106,250	0.27%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	Residual Interest, current yield —%	N/A	2/14/2031	387,538	139,561	106,728	0.27%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	Residual Interest, current yield —%	N/A	3/17/2030	475,000	41,618	39,900	0.10%
Octagon Investment Partners 31, Ltd.	Structured Finance	12/20/2019	Residual Interest, current yield —%	N/A	7/20/2030	250,000	9,381	9,125	0.02%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	Residual Interest, current yield —%	N/A	4/15/2031	500,000	151,526	118,300	0.30%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	Residual Interest, current yield —%	N/A	10/21/2030	250,000	109,846	82,175	0.21%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	Residual Interest, current yield —%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	Residual Interest, current yield —%	N/A	1/26/2031	1,500,000	46,077	39,900	0.10%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	Residual Interest, current yield —%	N/A	10/23/2031	150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	Residual Interest, current yield —%	N/A	1/21/2031	250,000	42,329	33,900	0.09%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	Residual Interest, current yield —%	N/A	7/22/2030	325,000	15,992	11,408	0.03%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	Residual Interest, current yield —%	N/A	10/15/2031	250,000	105,773	83,950	0.21%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	Residual Interest, current yield —%	N/A	10/15/2030	278,312	40,687	31,421	0.08%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	Residual Interest, current yield —%	N/A	1/21/2031	250,000	60,013	46,625	0.12%
Total Structured Subordinated Notes							$1,508,649	$1,201,207	3.01%

Common Equity/Other(a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$716,000	1.80%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (Continued)
(Unaudited)

FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	5,444	0.01%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	68,954	0.17%
Recovery Solutions Parent, LLC, Membership Interest	Healthcare & Pharmaceuticals	1/27/2025	N/A	N/A	N/A	37,391	1,085,835	880,553	2.21%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc) (h)	Services: Business	6/14/2024	N/A	N/A	N/A	17,876	282,262	268,855	0.67%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	—	—%
Total Common Equity/Other							$3,086,040	$1,939,806	4.86%

Preferred Stock(f)(g)(h)(k)
Discovery MSO HoldCo LLC(m)(p)	Healthcare & Pharmaceuticals	6/14/2024	8.00% PIK	N/A	N/A	52	$50,000	$68,881	0.17%
						March 31, 2025
Portfolio Company / Security Type	Industry(r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Preferred Stock (Continued)(f)(g)(h)(k)
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(s)	Consumer Goods: Non-Durable	1/23/2025	8.00% PIK	N/A	N/A	50	$50,000	$59,713	0.15%
Total Preferred Stock							$100,000	$128,594	0.32%

Total Portfolio Investments							$86,926,362	$83,655,981	209.79%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2025, 2% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2025. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of March 31, 2025, the one-and-three month SOFR rates were 4.32% and 4.29%, respectively.
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
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at March 31, 2025 was $83,655,981, representing 100% of our total investments.
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (Continued)
(Unaudited)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
Wellpath Holdings, Inc.	Senior Secured Loans-First Lien	4/10/2019, 7/25/2019	1,327,000
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the nine months ended March 31, 2025.

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	—%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	—%	(A)
CareerBuilder, LLC	4.25%	—%	4.25%
Discovery MSO HoldCo LLC	8.00%	—%	8.00%
Druid City Infusion, LLC - Convertible	2.00%	—%	2.00%
Emerge Intermediate, Inc.	4.50%	—%	4.50%
Recovery Solutions Parent, LLC	11.80%	—%	—%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
Shutterfly Finance, LLC - Second Lien Term Loan	4.00%	—%	4.00%
(A) On December 29, 2023, the Aventiv Technologies, LLC Second Out Super Priority First Lien Term Loan and Second Out Super Priority First Lien Bridge Loan was amended to allow a portion of interest accruing in cash to be payable in kind. On March 28, 2025, the Aventiv Technologies, LLC Third Out Super Priority First Lien Term Loan was amended to allow a portion of interest accruing in cash to be payable in kind.

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
(q)    On August 28, 2024, PFLOAT committed to a $641,616 first-lien revolving line of credit, which is undrawn as of March 31, 2025.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2025:

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (Continued)
(Unaudited)

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$18,053,338	$—	$—	$1,665,434	$19,718,772	49%
Automotive	8,182,165	—	—	—	8,182,165	21%
Telecommunications	7,408,328	—	—	—	7,408,328	19%
Services: Consumer	5,238,936	—	—	68,954	5,307,890	13%
Consumer goods: Non-Durable	4,937,449	—	—	59,713	4,997,162	13%
High Tech Industries	4,927,011	—	—	—	4,927,011	12%
Beverage, Food & Tobacco	4,914,404	—	—	—	4,914,404	12%
Transportation: Cargo	4,477,500	—	—	—	4,477,500	11%
Services: Business	4,115,965	—	—	268,855	4,384,820	11%
Consumer Goods: Durable	4,305,295	—	—	—	4,305,295	11%
Media: Advertising, Printing & Publishing	3,424,794	—	—	—	3,424,794	9%
Capital Equipment	2,985,000	—	—	—	2,985,000	7%
Wholesale	2,959,181	—	—	—	2,959,181	7%
Banking	2,796,849	—	—	—	2,796,849	7%
Media: Diversified and Production	—	1,660,159	—	—	1,660,159	4%
Structured Finance(A)	—	—	1,201,207	—	1,201,207	3%
Retail	—	—	—	5,444	5,444	—%
Total Portfolio	$78,726,215	$1,660,159	$1,201,207	$2,068,400	$83,655,981	210%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Cost Total
Healthcare & Pharmaceuticals	$18,337,048	$—	$—	$1,608,192	$19,945,240
Automotive	8,714,949	—	—	—	8,714,949
Telecommunications	8,041,409	—	—	—	8,041,409
Services: Consumer	5,626,243	—	—	50,000	5,676,243
Consumer goods: Non-Durable	4,938,870	—	—	1,047,560	5,986,430
High Tech Industries	4,887,139	—	—	—	4,887,139
Beverage, Food & Tobacco	4,830,082	—	—	—	4,830,082
Services: Business	4,227,090	—	—	282,262	4,509,352
Transportation: Cargo	4,402,091	—	—	—	4,402,091
Consumer goods: Durable	4,238,600	—	—	—	4,238,600
Media: Broadcasting & Subscription	3,302,288	—	—	—	3,302,288
Wholesale	2,970,084	—	—	—	2,970,084
Capital Equipment	2,950,112	—	—	—	2,950,112
Banking	2,938,699	—	—	—	2,938,699
Media: Diversified and Production	—	1,826,969	—	—	1,826,969
Structured Finance(A)	—	—	1,508,649	—	1,508,649
Retail	—	—	—	198,026	198,026
Total Portfolio	$80,404,704	$1,826,969	$1,508,649	$3,186,040	$86,926,362

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(s) Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Term Loan B.

(t)    Our position in Wellpath Holdings, Inc. - First Lien has two portions with different coupons. One is yielding 11.81% (SOFR+7.50%) and the other is yielding 14.00% PRIME.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2025 (Continued)
(Unaudited)

(u) As of March 31, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
(v) Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+1.00% (6.60%) Cash plus 4.09% PIK	1.00	7/31/2025	$2,965,507	$2,677,559	$2,440,316	7.81%
		6/28/2024	3M SOFR+ 7.50%(13.10%)	1.00	7/31/2025	175,362	175,373	175,362	0.56%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (10.84%)	—	5/4/2025	2,981,132	2,975,183	3,004,087	9.61%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.34%)	0.75	6/12/2028	2,957,453	2,889,240	2,876,123	9.20%
CareerBuilder, LLC(h)(j)(m)(o)	Services: Consumer	4/13/2023	3M SOFR+2.50% (6.75%) Cash plus 4.25% PIK	1.00	7/31/2026	714,056	706,375	421,293	1.35%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(13.35%)	3.25	6/14/2029	4,000,000	3,997,482	3,913,600	12.52%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.69%)	0.50	12/21/2028	3,451,274	3,343,548	3,451,274	11.04%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (10.09%)	0.75	4/26/2029	2,723,046	2,692,552	2,723,046	8.71%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.60%)	1.00	2/26/2026	5,120,833	5,117,474	5,120,833	16.38%
First Brands Group(i)	Automotive	2/8/2024	3M SOFR+5.00%(10.59%)	1.00	3/30/2027	1,989,717	1,990,153	1,980,167	6.33%
		3/8/2024	3M SOFR+5.00% (10.59%)	1.00	3/30/2027	3,981,292	3,950,526	3,963,774	12.68%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(i)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.69%)	—	11/29/2025	417,699	408,112	415,861	1.33%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (13.09%)	2.50	6/11/2029	5,000,000	4,998,727	5,000,000	15.99%
MoneyGram International, Inc.(i)	Banking	4/23/2024	3M SOFR+4.75% (10.08%)	0.50	6/1/2030	2,992,500	2,979,693	2,991,303	9.57%
NH Kronos Buyer, Inc.(h)	Healthcare & Pharmaceuticals	4/10/2024	3M SOFR+6.25% (11.73%)	1.00	11/1/2028	4,984,127	4,931,331	4,984,127	15.94%
PlayPower, Inc.(h)(j)	Hotel, Gaming & Leisure	2/5/2024	3M SOFR+5.50% (10.96%)	—	5/10/2026	4,966,680	4,813,157	4,806,257	15.37%
Research Now Group, LLC & Dynata, LLC(h)	Services: Business	4/2/2019	3M SOFR+7.50% (13.09%)	1.00	12/20/2024	1,909,853	1,904,479	1,504,009	4.81%	(o)
		6/3/2024	1M SOFR+8.75% (14.21%)	1.00	8/17/2024	59,150	57,826	59,091	0.19%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.59%)	0.75	6/30/2029	2,989,861	2,952,217	2,985,077	9.55%
Wellpath Holdings, Inc.(h)(j)(o)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.11%)	—	10/1/2025	1,991,497	1,974,783	1,279,736	4.09%
Total Senior Secured Loans-First Lien							$55,535,790	$54,095,336	173.03%

Senior Secured Loans-Second Lien(f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.35%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,822,720	$1,800,331	$1,559,701	4.99%
Total Senior Secured Loans-Second Lien							$1,800,331	$1,559,701	4.99%

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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 10). Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As a result, we have no restricted cash as of March 31, 2025 and June 30, 2024. As of March 31, 2025 and June 30, 2024, cash equivalents were $14,984,063 and $9,988,444, respectively.
Reclassifications. Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2025. Refer to Note 11. Financial Highlights.
In our Form 10-Q for the quarterly period ended March 31, 2024 filed on May 13, 2024, we previously reported total investment income of $570,186 and $1,383,082 for the three and nine months ended March 31, 2024, respectively, from our non-control/non-affiliate investments within our Consolidated Statement of Operations. In accordance with Regulation S-X 6-07.01 Statement of Operations – Investment Income and to conform to the presentation for the three and nine months ended March 31, 2025, we have subsequently reclassified portions of the prior year interest income to separately state the amounts attributable to payment-in-kind interest income.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of March 31, 2025 and June 30, 2024, we have no assets going through foreclosure.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2025 and June 30, 2024, our qualifying assets as a percentage of total assets stood at 98.02% and 94.23%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2025, approximately 0.79% of our total assets at fair value are on non-accrual status. As of June 30, 2024, approximately 1.96% of our total assets at fair value are on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2025 and 2024, PIK interest included in interest income totaled $189,903 and $37,771, respectively. For the nine months ended March 31, 2025 and 2024, PIK interest included in interest income totaled $356,889 and $96,641, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2025, the Company expects to have no excise tax due for the 2024 calendar year. As of March 31, 2025, the Company has accrued $0 of excise tax for this period.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2025, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280 Segment Reporting, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended September 30, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance. However, the Company does not expect a material impact on its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	163,941	$750,068	—	$—
Repurchase of common stock	(151,171)	(696,902)	—	—
Net increase/(decrease) from capital transactions	12,770	$53,166	—	$—

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended March 31, 2025
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,096,436	$10,000,000	2,237	$10,400
Shares issued through reinvestment of distributions	454,852	2,112,221	—	—
Repurchase of common stock	(301,809)	(1,389,069)	—	—
Net increase/(decrease) from capital transactions	2,249,479	$10,723,152	2,237	$10,400

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,074,689	$10,000,000	2,074,689	$10,000,000
Shares issued through reinvestment of distributions	30,489	$153,971	67,292	$373,909
Repurchase of common stock	(23,273)	(112,179)	(64,348)	(347,119)
Net increase/(decrease) from capital transactions	2,081,905	$10,041,792	2,077,633	$10,026,790
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Three months ended March 31, 2025
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	$696,902
Total for the three months ended March 31, 2025		151,171	—			$696,902

Nine months ended March 31, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	$696,902
Total for the nine months ended March 31, 2025		301,809	—			$1,389,069

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532

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
For the three months ended March 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $165,000 and $133,236, respectively. For the nine months ended March 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $436,000 and $698,058 respectively.
During the three months ended March 31, 2025 and 2024, $20,000 and $11,250, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. During the nine months ended March 31, 2025 and 2024, $50,000 and $32,750, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of March 31, 2025 and June 30, 2024, $2,207,942 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
During the three months ended March 31, 2025 and 2024, the total base management fee incurred by the Adviser was $312,824 and $105,128, respectively, which was waived by the Adviser. During the nine months ended March 31, 2025 and 2024, the total base management fee incurred by the Adviser was $916,005 and $262,560, respectively, which was waived by the Adviser. As of March 31, 2025 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2025 and 2024, respectively. The officers do not receive any direct compensation from the Company.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Pursuant to the Fifth Amended and Restated ELA, our Adviser will be required to waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended December 31, 2024 through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $312,824 and $105,128 for the three months ended March 31, 2025 and 2024, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $916,005 and $262,560 for the nine months ended March 31, 2025 and 2024, respectively.
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
March 31, 2022	$125,720	—	$125,720	2.70%	7.22%	March 31, 2025
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	2.36%	8.72%	March 31, 2028
Total	$2,030,179		$2,030,179

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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended March 31, 2025 and 2024:

	Distributions
For the Nine Months Ended March 31, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
January 31, 2025	0.03780	338,255	0.03780	84
February 28, 2025	0.02992	265,119	0.02992	67
March 28, 2025	0.02992	266,613	0.02992	67
Total for the Nine Months Ended March 31, 2025		$2,575,137		$438

	Distributions
For the Nine Months Ended March 31, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
January 26, 2024	0.02920	70,440
February 23, 2024	0.02740	122,458
March 29, 2024	0.03425	153,671
Total for the Nine Months Ended March 31, 2024		$838,601

The following PFLOAT distributions were previously declared and have record dates subsequent to March 31, 2025:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
April 25, 2025	May 2, 2025	$0.02992	$0.02992
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
During the nine months ended March 31, 2025 and 2024, the Company's officers and directors did not purchase any shares of our stock. During the nine months ended March 31, 2025, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The Company's cost basis of investments as of March 31, 2025 for tax purposes was $87,517,468, resulting in an estimated net unrealized loss of $3,861,488. The gross unrealized gains and losses as of March 31, 2025 were $1,374,133 and $5,235,620, respectively. The Company's cost basis of investments as of June 30, 2024 for tax purposes was $61,391,979, resulting in an

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
estimated net unrealized loss of $1,936,968. The gross unrealized gains and losses as of June 30, 2024 were $892,350 and $2,829,318, respectively.
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

	Tax Year Ended December 31, 2024	Tax Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$102,286	$(1,662,664)
Net realized (gains) losses on investments	3,366,934	983,058
Net change in unrealized (gains) losses on investments	(1,783,495)	442,632
Other temporary book-to-tax differences	254,488	(260,786)
Permanent differences	355,308	(8,210)
Taxable income (loss) before deductions for distributions	$2,295,521	$(505,970)
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
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $5,327,223 and $18,672,071 during the three months ended March 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $43,332,729 and $19,728,501 during the nine months ended March 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $1,457,792 and $0 during the three months ended March 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $4,360,010 and $997,560 during the nine months ended March 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $3,925,879 and $157,640 were received during the three months ended March 31, 2025 and 2024, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $16,850,812 and $3,895,454 were received during the nine months ended March 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $5,383,672 and $157,640 were received during the three months ended March 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $21,210,823 and $4,893,014 were received during the nine months ended March 31, 2025 and 2024 respectively.
As of March 31, 2025 and June 30, 2024, 91% and 99%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $76,425,746 and $58,611,709, respectively. As of March 31, 2025 and June 30, 2024, 90% and 97% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $78,325,712 and $60,779,947, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$80,404,704	$78,726,215	94%
Senior Secured Loans-Second Lien	1,826,969	1,660,159	2%
Structured Subordinated Notes	1,508,649	1,201,207	2%
Common Equity/Other	3,086,040	1,939,806	2%
Preferred Equity	100,000	128,594	—%
Total Portfolio Investments	$86,926,362	$83,655,981	100%

	June 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%
Structured Subordinated Notes	3,443,826	2,956,672	5%
Common Equity/Other	1,717,943	743,301	1%
Preferred Equity	50,000	100,000	—%
Total Portfolio Investments	$62,547,890	$59,455,010	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and June 30, 2024:

	March 31, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,718,772	24%
Automotive	8,182,165	10%
Telecommunications	7,408,328	9%
Services: Consumer	5,307,890	6%
Consumer goods: Non-Durable	4,997,162	6%
High Tech Industries	4,927,011	6%
Beverage, Food & Tobacco	4,914,404	6%
Transportation: Cargo	4,477,500	5%
Services: Business	4,384,820	5%
Consumer goods: Durable	4,305,295	5%
Media: Advertising, Printing & Publishing	3,424,794	4%
Capital Equipment	2,985,000	4%
Wholesale	2,959,181	4%
Banking	2,796,849	3%
Media: Diversified and Production	1,660,159	2%
Structured Finance	1,201,207	1%
Retail	5,444	—%
Total	$83,655,981	100%

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,061,883	32%
Automotive	5,943,941	10%
Services: Consumer	5,470,250	9%
Hotel, Gaming & Leisure	4,806,257	8%
Services: Business	4,286,146	7%
Media: Broadcasting & Subscription	3,451,274	6%
Telecommunications	3,031,539	5%
Banking	2,991,303	5%
High Tech Industries	2,985,077	5%
Structured Finance	2,956,672	5%
Beverage, Food & Tobacco	2,876,123	5%
Media: Diversified and Production	1,559,701	3%
Consumer goods: Non-Durable	28,375	—%
Retail	6,469	—%
Total	$59,455,010	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2025 and June 30, 2024, respectively:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$26,267,159	$52,459,056	$78,726,215
Senior Secured Loans-Second Lien	—	1,660,159	—	1,660,159
Preferred Equity	—	—	128,594	128,594
Structured Subordinated Notes	—	—	1,201,207	1,201,207
Common Equity/Other	—	—	1,939,806	1,939,806
Total Portfolio Investments	$—	$27,927,318	$55,728,663	$83,655,981

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$17,954,361	$36,140,975	$54,095,336
Senior Secured Loans-Second Lien	—	—	1,559,701	1,559,701
Structured Subordinated Notes	—	—	2,956,672	2,956,672
Common Equity/Other	—	—	743,301	743,301
Preferred Equity	—	—	100,000	100,000
Total Portfolio Investments	$—	$17,954,361	$41,500,649	$59,455,010

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
Changes in Valuation Techniques

During the nine months ended March 31, 2025, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. The valuation methodology for the Second Out Super Priority First Lien Term Loan changed from the yield analysis and a combination of the yield analysis and waterfall recovery analysis, respectively, to solely the waterfall recovery analysis, given the performance of Aventiv. The fair value of our investment in Aventiv's Third Out Super Priority First Lien Term Loan and Second Out Super Priority First Lien Term Loan decreased to $2,262,489 and $82,113, respectively, as of March 31, 2025, a discount of $766,285 and $418, respectively, from its amortized cost, compared to the $237,243 and $9, unrealized discount, respectively, recorded at June 30, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
During the nine months ended March 31, 2025, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the Current Value Method ("CVM"), to relying on a combination of the CVM and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PFLOAT's limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat's Series A Preferred Stock decreased to $68,881 as of March 31, 2025, a premium of $18,881 from its amortized cost, compared to the $50,000 unrealized premium recorded at June 30, 2024.
During the nine months ended March 31, 2025, the valuation methodology for Shutterfly Finance, LLC for the Second Lien Term Loan changed from a combination of the yield analysis and market quotes, to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan increased to $1,660,159, as of March 31, 2025, a discount of $166,811 from its amortized cost, compared to the $240,629 unrealized discount recorded at June 30, 2024.
During the nine months ended March 31, 2025, the valuation methodology for WellPath Holdings, Inc. (“WellPath”) for the First Lien Term Loan changed from a combination of the yield analysis and market quotes for the First Lien Term Loan to both relying on the CVM to reflect the attributable recovery post Chapter 11 bankruptcy filed on November 11, 2024. As a result of this expected recovery, the fair value of our investment in WellPath’s First Lien Term Loan is $498,114, as of March 31, 2025, a discount of $390,834, from its amortized cost, compared to the $695,047 unrealized discount recorded at June 30, 2024.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,945,240	$19,718,772	24%
Automotive	8,714,949	8,182,165	9%
All Other Industries	58,266,173	55,755,044	67%
Total	$86,926,362	$83,655,981	100%

	June 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	$19,061,883	32%
All Other Industries	43,029,280	40,393,127	68%
Total	$62,547,890	$59,455,010	100%
As of March 31, 2025, investments in California and Texas comprised 12.1% and 11.1%, respectively, of our investments at fair value, with a cost of $10,118,127 and $10,147,413, respectively, and a fair value of $10,082,115 and $9,260,525, respectively.
As of June 30, 2024, investments in Texas and New Jersey comprised 16.2% and 13.7%, respectively, of our investments at fair value, with a cost of $9,880,107 and $8,092,657, respectively, and a fair value of $9,620,581 and $8,124,920, respectively.
The following is a reconciliation for the three and nine months ended March 31, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at December 31, 2024	$60,606,047	$1,628,610	$1,978,432	$60,853	$1,116,841	$65,390,783
Net realized gains (losses) on investments	—	—	(502,268)	—	—	(502,268)
Net change in unrealized gains (losses) on investments	187,691	—	(100,654)	17,741	(262,870)	(158,092)
Net realized and unrealized gains (losses) on investments	187,691	—	(602,922)	17,741	(262,870)	(660,360)
Purchases of investments	4,962,321			50,000	—	5,012,321
Payment-in-kind interest	97,254	—	—	—	—	97,254
Accretion (amortization) of purchase discount and premium, net	(1,738)	—	—	—	—	(1,738)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(174,303)	—	—	(174,303)
Repayments and sales of portfolio investments	(140,172)	—	—	—	—	(140,172)
Transfers within Level 3(1)(2)	(1,085,835)	—	—	—	1,085,835	—
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(12,166,512)	(1,628,610)	—	—	—	(13,795,122)
Fair Value at March 31, 2025	52,459,056	—	1,201,207	128,594	1,939,806	$55,728,663

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$229,778	$—	$(100,654)	$17,741	$(262,871)	$(116,006)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2025, three of our first lien loans and one of our second lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period. During the three months ended March 31, 2025, none of our first lien loans transferred out of Level 2 to Level 3.

(2) Includes reorganizations and restructuring of investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$2,956,672	$100,000	$743,301	$41,500,649
Net realized gains (losses) on investments	—	—	(1,373,613)	—	(297,076)	(1,670,689)
Net change in unrealized gains (losses) on investments	651,048	61,814	179,718	(21,406)	(171,593)	699,581
Net realized and unrealized gains (losses) on investments	651,048	61,814	(1,193,895)	(21,406)	(468,669)	(971,108)
Purchases of investments	31,853,401	—	—	50,000	—	31,903,401
Payment-in-kind interest	226,374	37,865	—	—	—	264,239
Accretion (amortization) of purchase discount and premium, net	262,820	(13,130)	—	—	—	249,690
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(561,570)	—	—	(561,570)
Repayments and sales of portfolio investments	(10,485,360)	(17,640)	—	—	—	(10,503,000)
Transfers within Level 3(1)(2)	(1,665,174)	—	—	—	1,665,174	—
Transfers into Level 3(1)	7,641,484	—	—	—	—	7,641,484
Transfers out of Level 3(1)	(12,166,512)	(1,628,610)	—	—	—	(13,795,122)
Fair Value at March 31, 2025	$52,459,056	$—	$1,201,207	$128,594	$1,939,806	$55,728,663

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$271,503	$—	$179,718	$(21,406)	$(171,593)	$258,222

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2025, one of our first lien loans and one of our second lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period. During the nine months ended March 31, 2025, one of our first lien loans transferred out of Level 2 to Level 3 due to a decrease in the level of market activity during the period and thus this investment was valued using observable inputs such as market yield analysis and indicative dealer quotes.

(2) Includes reorganizations and restructuring of investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at December 31, 2023	$8,826,378	$1,398,761	$288,075	$3,762,422	$664,704	$14,940,340
Net realized gains on investments	—	—	(677,630)	—	—	(677,630)
Net change in unrealized gains (losses) on investments	(39,568)	40,373	464,555	(130,409)	54,665	389,616
Net realized and unrealized gains (losses) on investments	(39,568)	40,373	(213,075)	(130,409)	54,665	(288,014)
Purchases of investments	8,581,800					8,581,800
Payment-in-kind interest	19,708	18,063	—	—	—	37,771
Accretion (amortization) of purchase discount and premium, net	(613)	(4,414)		—	—	(5,027)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(216,594)	—	(216,594)
Repayments and sales of portfolio investments	(57,501)		(75,000)	—	—	(132,501)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(1,948,972)	—	—	—	—	(1,948,972)
Fair Value at March 31, 2024	$15,381,232	$1,452,783	$—	$3,415,419	$719,369	$20,968,803

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(39,568)	40,373	464,555	(130,409)	54,665	$389,616

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2024, two of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus these investments were valued using observable inputs such as trades from an independent pricing service. During the three months ended March 31, 2024, none of our first lien loans transferred out of Level 2 to Level 3.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$478,096	$19,785,715
Net realized gains on investments	(82,766)	—	(677,630)	—	—	(760,396)
Net change in unrealized gains (losses) on investments	(547,344)	8,441	480,967	(470,140)	(756,287)	(1,284,363)
Net realized and unrealized gains (losses) on investments	(630,110)	8,441	(196,663)	(470,140)	(756,287)	(2,044,759)
Purchases of investments	8,581,800	—	—	—	—	8,581,800
Restructuring of investments	(669,880)	—	—	—	997,560	327,680
Payment-in-kind interest	38,526	58,115	—	—	—	96,641
Accretion (amortization) of purchase discount and premium, net	(8,494)	(12,182)	(236)	—	—	(20,912)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(501,198)	—	(501,198)
Repayments and sales of portfolio investments	(2,504,453)	(17,640)	(75,000)	—	—	(2,597,093)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,659,071)	—	—	—	—	(2,659,071)
Fair Value at March 31, 2024	$15,381,232	$1,452,783	$—	$3,415,419	$719,369	$20,968,803

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(617,616)	8,441	—	(470,140)	(756,287)	$(1,835,602)

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2024, three of our first lien loans transferred out of Level 3 to Level 2 due to a more significant level of market activity during the period and thus these investments were valued using observable inputs such as trades from an independent pricing service. During the nine months ended March 31, 2024, none of our first lien loans transferred out of Level 2 to Level 3.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$47,714,262	Discounted Cash Flow (Yield Analysis)	Market yield	8.28%	to	14.26%		10.59%
Senior Secured First Lien Debt	177,306	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.75x	to	7.75x		6.25x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	15.00%	to	17.00%		16.00%
Senior Secured First Lien Debt	2,796,849	Market Quotes	Indicative Dealer Quotes	93.42%	to	94.92%		94.17%
Senior Secured First Lien Debt	200,745	Discounted Cash Flow (Yield Analysis)	Market yield	17.46%	to	17.46%		17.46%
		Option Pricing Model	Expected Volatility	45.00%	to	55.00%		0.55
Senior Secured First Lien Debt	55,890	Discounted Cash Flow (Yield Analysis)	Market yield	27.13%	to	27.13%		27.13%
		Option Pricing Model	Expected Volatility	0.45%	to	0.55%		0.55%
		Enterprise Value Waterfall (Market Approach)	EBITDA multiple	8x	to	9x		9x
Senior Secured First Lien Debt	1,514,003	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.50x	to	8.25x		6.89x
Common Equity/Other	1,939,807	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.25x		7.44x
Common Equity/Other	—	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.25x	to	0.45x		0.35x
		Enterprise Value Waterfall (Market Approach)	Discount rate	20.00%	to	21.00%		20.50%
Preferred Equity	68,881	Option Pricing Model	Expected Volatility	60.00%	to	70.00%		70.00%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.75x	to	6.75x		6.75x
Preferred Equity	59,713	Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.25x	to	7.25x		7.25x
Subordinated Structured Notes	1,201,207	Discounted Cash Flow	Discount rate	15.33%	to	17.45%	(1)(2)	16.06%	(1)(2)
	$55,728,663
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
For the three months ended March 31, 2025 and 2024, there were $125,000 and $0 structuring fees recognized as part of interest income on the Consolidated Statements of Operations. For the nine months ended March 31, 2025 and 2024, there were $227,705 and $0 structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the three months ended March 31, 2025 and 2024, there were accelerated original issue discounts due to repayments of $33,096, and $0, respectively, included in interest income. For the nine months ended March 31, 2025 and 2024, there were accelerated original issue discounts due to repayments of $260,935, and $0, respectively, included in interest income. For the three and nine months ended March 31, 2025 and 2024, there was early repayment income of $0 and $0 respectively, included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	$47,800,000	$47,800,000	$—	$—	$47,800,000
	$47,800,000	$47,800,000	$—	$—	$47,800,000

(1)As of March 31, 2025, the fair value of the Senior Secured Revolving Credit Facility was $47,800,000, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the Senior Revolving Credit Facility approximates the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of March 31, 2025 and June 30, 2024, we had $641,616 and $0, respectively, of undrawn revolver loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $0 and $0 as of March 31, 2025 and June 30, 2024, as they were all floating rate instruments that repriced frequently.
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
During the three months ended March 31, 2025 and 2024, we recorded no interest costs and amortization of finance costs on the Credit Facility as interest expense. During the nine months ended March 31, 2025 and 2024, we recorded $0 and $264,524, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the three months ended March 31, 2025 and 2024, we had no losses on the extinguishment of debt. During the nine months ended March 31, 2025 and 2024, we realized a loss on the extinguishment of debt in the amount of $0 and $66,844, respectively.
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of March 31, 2025, there was a $47,800,000 balance on the Senior Secured Revolving Credit Facility.
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
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of March 31, 2025, we had $47,800,000 outstanding on our Senior Secured Revolving Credit Facility. As of March 31, 2025, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $83,655,981, which represents 100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
of our total investments for the period. As of March 31, 2025, cash balances of $5,323,454 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $47,800,000 and is categorized as Level 3 under ASC 820 as of March 31, 2025. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of March 31, 2025, $619,548 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2025 and 2024, we recorded $968,724 and $272,822, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense. During the nine months ended March 31, 2025 and 2024, we recorded $2,780,363 and $495,544, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended March 31, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% and 8.04%, respectively. For the nine months ended March 31, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.42% and 7.71%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $48,601,111 and $6,106,593, respectively. For the nine months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $42,666,058 and $5,969,091, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Per Share Data(a):	Class A	Class A	Class A	Class A
Net asset value at beginning of period	$4.59	$5.12	$4.69	$6.10
Net investment income (loss)	0.10	(0.02)	0.25	(0.20)
Net realized and unrealized (losses) on investments	(0.11)	(0.16)	(0.20)	(0.66)
Net realized (losses) on extinguishment of debt	—	—	—	(0.02)
Net increase/(decrease) in net assets resulting from operations	(0.01)	(0.18)	0.05	(0.88)
Distributions(b)
Return of capital distributions	—	(0.09)	(0.02)	(0.29)
Distributions from net investment income	(0.10)	—	(0.27)	(0.01)
Total Distributions	(0.10)	(0.09)	(0.29)	(0.30)
Other (c)(e)	(0.01)	(0.10)	0.02	(0.17)
Net asset value at end of period	$4.47	$4.75	$4.47	$4.75
Total return based on net asset value(d)	(0.53)%	(5.53)%	1.45%	(17.88)%

Supplemental Data:
Net assets at end of period	$39,864,232	$21,335,494	$39,864,232	$21,335,494
Average net assets	$40,342,353	$16,826,510	$38,254,074	$15,363,427
Weighted average shares outstanding	8,931,406	3,757,761	8,866,831	2,854,681
Ratio to average net assets:
Total annual expenses(f)	19.02%	18.98%	19.47%	21.52%
Total annual expenses (after expense limitation agreement)(f)	15.91%	16.48%	16.27%	19.24%
Net investment income (loss)(f)	8.49%	(1.88)%	7.85%	(5.06)%

Portfolio Turnover	4.70%	0.62%	21.69%	17.34%

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
(e) The amounts shown for the three and nine months ended March 31, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $10 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) Annualized for the three and nine months ended March 31, 2025 and 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31,	Nine Months Ended March 31,
	2025 (Unaudited)(f)	2025 (Unaudited)(f)
Per Share Data(a):	Class I	Class I
Net asset value at beginning of period	$4.59	$4.65
Net investment income (loss)	0.10	0.18
Net realized and unrealized (losses) on investments	(0.11)	(0.16)
Net increase/(decrease) in net assets resulting from operations	(0.01)	0.02
Distributions(b)
Return of capital distributions	(0.10)	(0.01)
Distributions from net investment income	—	(0.19)
Total Distributions	(0.10)	(0.20)
Offering costs	—	—
Other(c)(e)	(0.01)	—
Net asset value at end of period	$4.47	$4.47
Total return based on net asset value(d)	(0.53)%	0.31%

Supplemental Data:
Net assets at end of period	$10,006	$10,006
Average net assets	$10,126	$10,187
Weighted average shares outstanding	2,237	2,237
Ratio to average net assets:
Total annual expenses(e)	19.02%	18.55%
Total annual expenses (after expense limitation agreement)(e)	15.91%	15.47%
Net investment income (loss)(e)	8.49%	7.98%

Portfolio Turnover	4.70%	10.91%

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
(e) Annualized for the three and nine months ended March 31, 2025.
(f) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2025, there are no shares of Class S or Class D common stock outstanding. The nine months ended March 31, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to March 31, 2025.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of March 31, 2025 and June 30, 2024, our asset coverage ratio stood at 183% and 213%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2025	$47,800,000	$1,834
December 31, 2024	$44,500,000	$1,918	—	—
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2025 and 2024.

Class A Shares	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net increase/(decrease) in net assets resulting from operations	$(139,409)	$(677,253)	$452,653	$(2,546,557)
Weighted average common stock outstanding	8,931,406	3,757,761	8,866,831	2,854,681
Net increase/(decrease) in net assets resulting from operations per share	$(0.02)	$(0.18)	$0.05	$(0.88)

Class I Shares(a)	Three Months Ended March 31,	Nine Months Ended March 31,
	2025	2025
Net increase/(decrease) in net assets resulting from operations	$(35)	$49
Weighted average common stock outstanding	2,237	2,237
Net increase/(decrease) in net assets resulting from operations per share	$(0.02)	$0.02
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2025, there are no shares of Class S or Class D common stock outstanding. The nine months ended March 31, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to March 31, 2025.

NOTE 13 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2025 and ending May 12, 2025, the Company issued 100,469 shares of its Class A Common stock pursuant to its distribution reinvestment plan in the amount of $463,160.
Repurchase Offer

On March 24, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $745,316. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2025. The offer expired at 4:00 P.M., Eastern Time on April 29, 2025.
Investment Activity
During the period beginning April 1, 2025 and ending May 12, 2025, the Company made two investment in portfolio companies totaling $207,391.
Senior Secured Revolving Credit Facility
We did not draw any funds from the Senior Secured Revolving Credit Facility during the period beginning April 1, 2025 and ending May 12, 2025. As of May 12, 2025, there was a $47,800,000 outstanding Senior Secured Revolving Credit Facility balance.

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
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and nine month period ended March 31, 2025, we purchased $5,012,321 and $42,748,135, respectively, in investment securities (excluding short-term securities). During the same three and nine month period ended March 31, 2025, there was a noncash restructured investment in the amount of $1,457,792 and $4,360,010, respectively.
During the same three and nine month period ended March 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,925,879 and $16,850,812, respectively, resulting in a total net portfolio growth of $1,086,442 and $25,897,322, respectively, for the three and nine months ended March 31, 2025.
Debt Issuances and Redemptions
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. As of March 31, 2025, there was a $47,800,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 50,502, 63,530 and 49,909 shares of our common stock on January 6, 2025, February 7, 2025, and March 7, 2025, respectively.

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

On December 30, 2024, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $702,345. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2025. The offer expired at 4:00 P.M., Eastern Time on January 30, 2025. A total of 151,172 shares were validly tendered and not withdrawn pursuant to the tender offer. In accordance with the terms of the tender offer, the Company purchased all 151,172 shares validly tendered and not withdrawn at a price equal to $4.61 per Class A common stock for an aggregate purchase price of approximately $696,901.

On March 24, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $745,316. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2025. The offer expired at 4:00 P.M., Eastern Time on April 29, 2025.
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
As a BDC, we are permitted under the 1940 Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At the 2019 Annual Meeting, Triton Pacific Investment Corporation’s ("TPIC") stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, we were allowed to increase our leverage capacity effective as of March 16, 2019. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and nine month period ended March 31, 2025, we purchased $5,012,321 and $42,748,135, respectively, in investment securities (excluding short-term securities). During the same three and nine month period ended March 31, 2025, there was a noncash restructured investment in the amount of $1,457,792 and $4,360,010, respectively.
During the same three and nine month period ended March 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,925,879 and $16,850,812, respectively, resulting in a total net portfolio growth of $1,086,442 and $25,897,322, respectively, for the three and nine months ended March 31, 2025.
As of March 31, 2025, our investment portfolio, with a total fair value of $83,655,981, consisted of interests in 62 investments (96% in senior secured loans, 2% in equity/other and 2% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after March 31, 2025 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed on September 12, 2024.
During the three months ended March 31, 2024, we purchased $18,559,300 in investment securities (excluding short-term securities). During the three and nine months ended March 31, 2024, there was a noncash restructured investment in the amount of $0 and $997,560, respectively.
During the three and nine months ended March 31, 2024, sales and redemptions of investment securities (excluding short-term securities) were $157,640 and $3,895,454, respectively, resulting in a total net portfolio growth of $18,401,660 for the three months ended March 31, 2024 and a total net portfolio growth of $14,663,846 for the nine months ended March 31, 2024.
As of June 30, 2024, our investment portfolio, with a total fair value of $59,455,010, consisted of interests in 45 investments (94% in senior secured loans, 1% in equity/other and 5% in CLO - subordinated notes).
Portfolio Holdings
As of March 31, 2025, our investment portfolio, with a total fair value of $83,655,981, consisted of interests in 27 portfolio companies and 24 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2025 and June 30, 2024:

	As of March 31, 2025			As of June 30, 2024
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$80,404,704	$78,726,215	94%	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,826,969	1,660,159	2%	1,800,331	1,559,701	3%
Structured subordinated notes	1,508,649	1,201,207	2%	3,443,826	2,956,672	5%
Common Equity/Other	3,086,040	1,939,806	2%	1,717,943	743,301	1%
Preferred Equity	100,000	128,594	—%	50,000	100,000	—%
Total	$86,926,362	$83,655,981	100%	$62,547,890	$59,455,010	100%

Number of portfolio companies	27			21
Number of Structured subordinated notes	24			24

% Variable Rate (based on fair value)(1)	93.59%			100.00%
% Fixed Rate (based on fair value)(1)	6.41%			—%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10.85%			10.94%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	10.55%			—%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			2.65%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10.83%			10.62%
% Weighted Average Yield (based on cost) for the entire portfolio	10.43%			10.32%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and June 30, 2024:

	March 31, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,945,240	23%	$19,718,772	24%
Automotive	8,714,949	10%	8,182,165	9%
Telecommunications	8,041,409	9%	7,408,328	9%
Services: Consumer	5,676,243	7%	5,307,890	6%
Consumer goods: Non-Durable	5,986,430	7%	4,997,162	6%
High Tech Industries	4,887,139	6%	4,927,011	6%
Beverage, Food & Tobacco	4,830,082	6%	4,914,404	6%
Transportation: Cargo	4,402,091	5%	4,477,500	5%
Services: Business	4,509,352	5%	4,384,820	5%
Consumer goods: Durable	4,238,600	5%	4,305,295	5%
Media: Advertising, Printing & Publishing	3,302,288	4%	3,424,794	4%
Capital Equipment	2,950,112	3%	2,985,000	4%
Wholesale	2,970,084	3%	2,959,181	4%
Banking	2,938,699	3%	2,796,849	3%
Media: Diversified and Production	1,826,969	2%	1,660,159	2%
Structured Finance	1,508,649	2%	1,201,207	1%
Retail	198,026	—%	5,444	—%
Total	$86,926,362	100%	$83,655,981	100%

	June 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	31%	$19,061,883	32%
Automotive	5,940,679	10%	5,943,941	10%
Services: Consumer	5,755,102	9%	5,470,250	9%
Hotel, Gaming & Leisure	4,813,157	8%	4,806,257	8%
Services: Business	4,654,857	7%	4,286,146	7%
Media: Broadcasting & Subscription	3,343,548	5%	3,451,274	6%
Telecommunications	3,261,044	5%	3,031,539	5%
Banking	2,979,693	5%	2,991,303	5%
High Tech Industries	2,952,217	5%	2,985,077	5%
Structured Finance	3,443,831	6%	2,956,672	5%
Beverage, Food & Tobacco	2,889,240	5%	2,876,123	5%
Media: Diversified and Production	1,800,331	3%	1,559,701	3%
Consumer goods: Non-Durable	997,560	1%	28,375	—%
Retail	198,026	—%	6,469	—%
Total	$62,547,895	100%	$59,455,010	100%
As of March 31, 2025 and June 30, 2024, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of March 31, 2025 and June 30, 2024:

	March 31, 2025				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Affiliate	$—	—%	$—	—%	$—	—%	$—	—%
Non-Control/Non-Affiliate	86,926,362	100%	83,655,981	100%	62,547,890	100%	59,455,010	100%
Total Investments	$86,926,362	100%	$83,655,981	100%	$62,547,890	100%	$59,455,010	100%

Net Asset Value
During the three and nine months ended March 31, 2025, our net asset value decreased by $956,483 and increased by $8,610,678, respectively, while our net asset value per share decreased by $0.12 and $0.22, respectively. For the three months ended March 31, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $996,166, or $0.11 per weighted average share. For the nine months ended March 31, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $1,800,807, or $0.20 per weighted average share. For the nine months ended March 31, 2025, the increase in net asset value was primarily attributable to capital contributions which was partially offset by net realized and net change in unrealized losses on investments. For the nine months ended March 31, 2025, our net asset value per share further decreased by $0.04 due to over-distributions from net investment income. The following table shows the calculation of net asset value per share as of March 31, 2025 and June 30, 2024.

NET ASSET VALUE PER SHARE	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
Class A Shares:
Net assets	$39,864,232	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,910,852	6,661,373
Net asset value per share	$4.47	$4.69

Class I Shares:
Net assets	$10,006	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.47	—

Results of Operations
Investment Income
For the three months ended March 31, 2025 and 2024, we generated $2,462,221 and $614,188, respectively, in investment income in the form of interest and fees earned on our debt portfolio. For the nine months ended March 31, 2025 and 2024, we generated $6,923,586 and $1,634,462, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three and nine months ended March 31, 2024 compared to the three and nine months ended March 31, 2025, as we held fewer investments generating interest income for that period. For the three months ended March 31, 2025, our income from our structured subordinated notes decreased due to 24 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended March 31, 2025 and 2024, PIK interest included in interest income totaled $189,903 and $37,771, respectively. For the nine months ended March 31, 2025 and 2024, PIK interest included in interest income totaled $356,889 and $96,641, respectively. For the three months and nine months ended March 31, 2025, PIK interest included in interest income was higher due to amendments on four additional investments which now have partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,918,323 and $798,358 for the three months ended March 31, 2025 and 2024, respectively. Total operating expenses before expense limitation support totaled $5,586,083 and $2,479,817 for the nine months ended March 31, 2025 and 2024, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended March 31, 2025 and 2024, respectively, were $312,824 and $105,128. The base management fees for the nine months ended March 31, 2025 and 2024, respectively, were $916,005 and $262,560. Base management fees were higher for the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024, due to the increase in purchases of our common stock. During the three and nine months ended March 31, 2025, average total gross assets increased due to the sale of the Company's Class A common stock and an increase in investments held. Management fees for the three and nine months ended March 31, 2025 and 2024 were waived.
The interest and credit facility expense for the three months ended March 31, 2025 and 2024, respectively, were $968,724 and $272,822. The interest and credit facility expense for the nine months ended March 31, 2025 and 2024, respectively, were $2,780,363 and $760,068. The interest and credit facility expenses were higher for the three and nine months ended March 31, 2025 compared to the same periods ended March 31, 2024, due to an increase in the average outstanding credit facility balance. For the three and nine months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% and 7.42%, respectively, under the Senior Secured Revolving Credit Facility. For the three and nine months ended March 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 8.04% and 7.71%, respectively, under the Senior Secured Revolving Credit Facility and the Credit Facility combined. For the three months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $48,601,111 and $6,106,593, respectively. For the nine months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $42,666,058 and $5,969,091, respectively.
The offering costs for the three months ended March 31, 2025 and 2024, respectively, were $154,522 and $0. The offering costs for the nine months ended March 31, 2025 and 2024, respectively, were $427,341 and $0. The offering costs for the three and nine months ended March 31, 2025 were higher compared to the three and nine months ended March 31, 2024, due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the three months ended March 31, 2025 and 2024, respectively, were $45,807 and $10,811. The legal expenses for the nine months ended March 31, 2025 and 2024, respectively, were $174,364 and $53,414. The legal expenses for the three and nine months ended March 31, 2025 were higher compared to the three and nine months ended March 31, 2024 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended March 31, 2025 and 2024, respectively, were $13,581 and $17,491. The valuation services for the nine months ended March 31, 2025 and 2024, respectively, were $43,468 and $25,491. The valuation costs for the three and nine months ended March 31, 2025 were higher in aggregate compared to the three and nine months ended March 31, 2024 due to an increase in investments held.
The audit expenses for the three months ended March 31, 2025 and 2024, respectively, were $73,750 and $53,750. The audit expenses for the nine months ended March 31, 2025 and 2024, respectively, were $328,250 and $169,874. The audit costs for the three and nine months ended March 31, 2025 were higher compared to the three and nine months ended March 31, 2024 due the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.
The general and administrative expense for the three months ended March 31, 2025 and 2024, respectively, were $44,611 and $63,464. The general and administrative expense for the nine months ended March 31, 2025 and 2024, respectively, were $94,527 and $169,253. The general and administrative expense for the nine months ended March 31, 2024 was higher compared to the nine months ended March 31, 2025, due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $312,824 and $105,128 for the three months ended March 31, 2025 and 2024, respectively. The sponsor reimbursed the Company $916,005 and $262,560 for the nine months ended March 31, 2025 and 2024, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $856,722 and $(79,042) for the three months ended March 31, 2025 and 2024, respectively. Our net investment income (loss) totaled $2,253,508 and $(582,795) for the nine months ended March 31, 2025 and 2024, respectively. The net investment income for the three and nine months ended March 31, 2025 was higher due to an increase in the net assets with an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2025, there were no sales on unaffiliated investments. For the three months ended March 31, 2024, we received proceeds from sales and repayments on unaffiliated investments of $157,640 from which we realized losses of $677,659. For the nine months ended March 31, 2025 and 2024, we received proceeds from sales on unaffiliated investments of $2,007,500 and $3,895,454, respectively, from which we realized gains (losses) of $47,581 and $(892,888), respectively. During the nine months ended March 31, 2024, we recognized a realized loss from debt extinguishment of $66,844 related to the termination of the Credit Facility. During the nine months ended March 31, 2025, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC. During the three and nine months ended March 31, 2025, we recognized a realized loss of $502,268 and $1,373,613, respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
Net change in unrealized gains (losses) on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2025 and 2024, net change in unrealized gains (losses) totaled $(493,957) and $79,448, respectively. For the nine months ended March 31, 2025 and 2024, net change in unrealized gains (losses) totaled $(177,501) and $(1,004,030), respectively. For the three and nine months ended March 31, 2025, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of March 31, 2025, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2024, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
For the nine months ended March 31, 2025 and 2024, our operating activities (used) provided $(23,322,907) and $(12,135,517) of cash, respectively. The change is primarily driven by an increase in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees, an increase in the amortization of deferred financing costs and an increase in due to administrator. For the nine months ended March 31, 2025 and 2024, operating activities included the purchases of investments of $42,748,135 and $18,559,300, respectively. For the nine months ended March 31, 2025 and 2024, operating activities included the repayments and sales of portfolio investments of $16,850,812 and $3,895,454, respectively. Financing activities provided $28,224,003 and $16,957,144 of cash during the nine months ended March 31, 2025 and 2024, respectively, which included dividend payments of $378,127 and $409,217, respectively, and borrowings under the Secured Revolving Credit Facility of $43,600,000 and $23,700,000, respectively. For the nine months ended March 31, 2025 and 2024, we repaid $23,600,000 and $14,800,000, respectively, under the Secured Revolving Credit Facility and the Credit Facility.
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
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of March 31, 2025, there was a $47,800,000 balance on the Senior Secured Revolving Credit Facility.
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
On September 21, 2023, the Company entered into the Senior Secured Revolving Credit Facility. As of March 31, 2025, we had $47,800,000 outstanding on our Senior Secured Revolving Credit Facility. As of March 31, 2025, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $83,655,981, which represents 100% of our total investments for the period. As of March 31, 2025, cash balances of $5,323,454 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $47,800,000 and is categorized as Level 3 under ASC 820 as of March 31, 2025. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of March 31, 2025, $619,548 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2025 and 2024, we recorded $968,724 and $272,822, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense. During the nine months ended March 31, 2025 and 2024, we recorded $2,780,363 and $495,544, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the three months ended March 31, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% and 8.04%, respectively. For the nine months ended March 31, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.42% and 7.71%, respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $48,601,111 and $6,106,593, respectively. For the nine months ended March 31, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $42,666,058 and $5,969,091, respectively.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning April 1, 2025 and ending May 12, 2025, the Company issued 100,469 shares of its Class A Common stock pursuant to its distribution reinvestment plan in the amount of $463,160.
Repurchase Offer

On March 24, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $745,316. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2025. The offer expired at 4:00 P.M., Eastern Time on April 29, 2025.
Investment Activity
During the period beginning April 1, 2025 and ending May 12, 2025, the Company made two investment in portfolio companies totaling $207,391.
Senior Secured Revolving Credit Facility
We did not draw any funds from the Senior Secured Revolving Credit Facility during the period beginning April 1, 2025 and ending May 12, 2025. As of May 12, 2025, there was a $47,800,000 outstanding Senior Secured Revolving Credit Facility balance.
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
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement").The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its Chief Financial Officer and CCO and her staff. For the three months ended March 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $165,000 and $133,236, respectively. For the nine months ended March 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $436,000 and $698,058 respectively. During the three months ended March 31, 2025 and 2024, $20,000 and $11,250, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company. During the nine months ended March 31, 2025 and 2024, $50,000 and $32,750, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company. As of March 31, 2025 and June 30, 2024, $2,207,942 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2025 and 2024. The officers do not receive any direct compensation from the Company.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser

Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $312,824 and $105,128 for the three months ended March 31, 2025 and 2024, respectively. Our Adviser waived fees, pursuant to the ELA, in an amount of $916,005 and $262,560 for the nine months ended March 31, 2025 and 2024, respectively.
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
During the three months ended March 31, 2025 and 2024, the total base management fee incurred by the Adviser was $312,824 and $105,128, respectively, which were waived by the Adviser. During the nine months ended March 31, 2025 and 2024, the total base management fee incurred by the Adviser was $916,005 and $262,560, respectively, which were waived by the Adviser. As of March 31, 2025 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of March 31, 2025 or June 30, 2024. During the three and nine months ended March 31, 2025 and 2024, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2019. As of March 31, 2025, our asset coverage ratio stood at 183% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2025	$47,800,000	$1,834
December 31, 2024	$44,500,000	$1,918	—	—
September 30, 2024	$39,600,000	$2,038	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—
June 30, 2020	$21,000,000	$1,931	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2025 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
At March 31, 2025, $49,172,104, $3,759,710, and $2,796,849 of our total investments, were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $38,732,046, $2,768,603, and $17,954,361 of our total investments, using the discounted cash flow, enterprise value waterfall, and market quotes, at June 30, 2024.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of March 31, 2025, 91% (based on fair value) of our investments paid variable interest rates and 9% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The Senior Secured Revolving Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $47,800,000 as of March 31, 2025.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2025:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,298,613	$1,434,000	$864,613
Up 200 basis points	$1,532,409	$956,000	$576,409
Up 100 basis points	$766,204	$478,000	$288,204
Down 100 basis points	$(766,204)	$(478,000)	$(288,204)
Down 200 basis points	$(1,415,613)	$(956,000)	$(459,613)
Down 300 basis points	$(1,944,479)	$(1,434,000)	$(510,479)

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
Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2025.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Date of Issuance	Record Date	Number of Shares	Purchase Price per Share
August 2, 2024	July 26, 2024	42,346	$4.77
September 9, 2024	August 30, 2024	57,020	$4.77
October 4, 2024	September 27, 2024	48,901	$4.67
November 1, 2024	October 25, 2024	49,358	$4.65
December 9, 2024	December 2, 2024	62,612	$4.56
January 9, 2025	December 27, 2024	50,502	$4.56
February 7, 2025	January 31, 2025	63,530	$4.56
March 7, 2025	February 28, 2025	49,909	$4.61
April 4, 2025	March 28, 2025	50,222	$4.61

On March 24, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $745,316. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2025. The offer expired at 4:00 P.M., Eastern Time on April 29, 2025.

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

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
3.5    Articles of Amendment(4)
3.6    Articles of Amendment(3)
3.7    Articles of Amendment(1)
3.8    Fourth Amended and Restated Bylaws(2)
10.1    Fifth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(9)

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
(9)Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on February 13 , 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)