Form 10-K
period 2025-06-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2025-09-03
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 3, 2025, the Registrant had 8,983,852 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of September 3, 2025, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and in the Middle East, on our and our portfolio companies’ businesses and the global economy;
•the impact of alternative reference rates on our business and certain of our investments;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies;
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

Item 1. Business
In this report, the terms "PFLOAT," the "Company," "we," "us" and "our" mean Prospect Floating Rate and Alternative Income Fund, Inc. and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
We were formed as a Maryland corporation on April 29, 2011. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC"), under the Investment Company Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be taxed for U.S. federal income tax purposes, and intend to qualify annually as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Prospect Capital Management L.P. (the "Adviser" or "Prospect Capital Management") is registered as an investment adviser with the Securities and Exchange Commission, or SEC, under the Investment Advisers Act of 1940 (the "Advisers Act"). Our Adviser manages our portfolio and makes all investment decisions for us, subject to supervision by our Board of Directors (the "Board" or "Board of Directors"). On June 25, 2014, we satisfied our minimum offering requirement of selling at least $2.5 million in common stock and on October 1, 2014, we commenced our investment operations. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC (the "Dealer Manager") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company is relying on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock, respectively. The registration statement was declared effective by the SEC on May 10, 2024.
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

Typical Leveraged Capital Structure Diagram

Senior Secured First Lien Loans
Senior secured first lien loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured first lien loans are expected to have initial maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured first lien loans typically will have variable rates ranging between 3.0% and 8.0% over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate ("SOFR").
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
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Kristin L. Van Dask serves as our Chief Compliance Officer.
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
Status of Our Multi-Class Offering
Since commencing the Multi-Class Offering and through September 3, 2025, we have sold 0 Class S shares, 0 Class D shares, and 2,237 Class I shares.
Administration
We have entered into an administration agreement with Prospect Administration LLC, (our "Administrator") (as amended and restated, the “Administration Agreement”) pursuant to which our Administrator performs certain administrative functions on our behalf.
We compensate our Administrator by payment of service fees approved by our independent directors which will reimburse the Administrator for our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
About Our Adviser
Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of Pathway Capital Opportunity Fund, Inc. (“PWAY”) which merged with and into us on March 13, 2019. In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of two affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $6.8 billion as of June 30, 2025, and Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated.
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
If we fail to qualify as a RIC, and certain curative provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including net capital gains) at the regular corporate rate. We would not be able to deduct distributions to shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders may be eligible to claim a dividend received deduction with respect to such dividend; and our non-corporate shareholders may generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at the regular corporate tax rate on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
In general, individual U.S. stockholders currently are generally subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our common stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the 21% rate also applied to ordinary income. Non-corporate U.S. stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate U.S. stockholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate U.S. stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the U.S. stockholder and will not be deductible by such stockholder. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.
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
Important Tax Information

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to report distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2024 calendar year, 93.53% of our taxable dividends qualified as interest-related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the 2023 calendar year, none of our distributions were reported as taxable dividends and accordingly our distributions did not qualify as interest-related dividends.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by U.S. stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by U.S. stockholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income. For the 2024 calendar year, 87.14% of our taxable ordinary dividends qualified as section 163(j) interest dividends. For the 2023 calendar year, none of our distributions were designated as taxable dividends and accordingly our distributions did not qualify as section 163(j)

interest dividends.
Failure to Maintain RIC Tax Treatment
If we were unable to maintain tax treatment as a RIC, we would be subject to corporate-level U.S. federal income tax on all of our taxable income at the regular corporate rate. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
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
•Until we raise sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses, our continued operations are dependent upon the Expense Limitation Agreement ("ELA") entered into with the Adviser.
•Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
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
The incentive fee payable by us to our Adviser also may create an incentive for our Adviser to favor investments that have a deferred interest feature or no interest income, but higher potential total returns. As our Adviser has agreed to waive any incentive fee on current income which it could have received in accordance with the Advisers Act until the Listing Anniversary (as defined below) and as our Adviser has waived fees under the ELA that are subject to repayment to our Adviser, it could potentially be incentivized to seek riskier investments with greater capital gains, while eschewing investments with an increased current income feature.

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
To the extent original issue discount (“OID”) and payment in kind (“PIK”) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
•Capitalizing PIK interest to loan principal may increase our gross assets, thus increasing our Adviser’s future base management fees, and increases future investment income, thus increasing our Adviser’s future income incentive fees at a compounding rate.
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
On December 24, 2016, the final rules implementing the credit risk retention requirements of Section 941 of of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) (the “U.S. Risk Retention Rules”) became effective and generally require one of the “sponsors” of asset-backed securities or a “majority-owned affiliate” thereof to retain not less than five percent of the credit risk of the assets collateralizing the issuer's securities. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an “open-market CLO” (described in the DC Circuit Ruling as a CLO where assets are acquired from “arms-length negotiations and trading on an open market”) as the securitizer of the open-market CLO (such decision, the “DC Circuit Ruling”), and subsequently issued a mandate to the lower court (the “District Court”) requiring the District Court to implement the DC Circuit Ruling. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.
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
In recent years, we have experienced a macroeconomic environment characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $102.9 million in total assets, (ii) an average cost of funds of 7.30%, (iii) $45.5 million in debt outstanding and (iv) $40.0 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Stockholder	(34.0)%	(21.2)%	(8.3)%	4.6%	17.4%
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
At the 2019 Annual Meeting, TPIC’s stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%, which became applicable to the Company effective as of March 16, 2019, the day immediately after the 2019 Annual Meeting. As a result, we are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.
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
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will not be deductible by such stockholder. While we anticipate that we will constitute a publicly offered regulated investment company for our current taxable year, there can be no assurance that we will in fact so qualify for any of our taxable years.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.
Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.
Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.
Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
Until we raise sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses, our continued operations are dependent upon the ELA entered into with the Adviser.
As of June 30, 2025, we have not raised sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses and have only been able to fund distributions to shareholders and pay a portion of our expenses through the ELA entered into with the Adviser. The ELA provides that the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement until June 30, 2025, to the extent that the payment of such fees would cause our operating expenses to exceed an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00%. See "Notes to Consolidated Financial Statements - Note 14 - Subsequent Events" for additional information.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities are leased by our Administrator. We believe that our office facilities are suitable and adequate for our business as currently conducted.
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2025.

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
As of September 3, 2025, there was 1 holder of record of our Class I common stock, 0 holders of record of our Class S common stock and 0 holders of record of our Class D common stock.
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
Results of Our Prior Continuous Public Offering of Common Stock
Through our offerings, we have sold 1,693,142 shares of our Class A and Class I common stock for gross proceeds of approximately $24,205,784. During the year ended June 30, 2025, the Company accepted a subscription from the Adviser for the sale of $10 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued. During the year ended June 30, 2024, the Company accepted a subscription from the Adviser for the sale of $20 million of the Company’s Class A common stock and a total of 4,179,952 shares were issued.
As of June 30, 2025, 8,895,933 shares of our common stock were outstanding as a result of both our prior public offering and our Private Offering.
Holders
Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 3, 2025:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	8,983,852
Class S Common Stock	12,500,000	—	—
Class D Common Stock	12,500,000	—	—
Class I Common Stock	12,500,000	—	2,237

As of September 3, 2025, we had 808 record holders of our Class A common stock and 1 record holder of our Class I common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.
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
We currently operate a share repurchase program. Repurchases are made on such terms as may be determined by our Board of Directors in its complete and absolute discretion unless, in the judgment of the independent directors of our Board of Directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. Under the Maryland General Corporation Law, a Maryland corporation may not make a distribution to stockholders, including pursuant to our share repurchase program, if, after giving effect to the distribution, (i) the corporation would not be able to pay its indebtedness in the ordinary course or (ii) the corporation’s total assets would be less than its total liabilities plus preferential amounts payable on dissolution with respect to preferred stock. We anticipate conducting such repurchase offers in accordance with the requirements of Rule 13e-4 of the Exchange Act and the 1940 Act. In months in which we repurchase shares, we expect to conduct repurchases on the same date that we hold our closings for the sale of shares in our offering.
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
Completed Share Repurchases
Below is a summary of transactions with respect to shares of common stock during each tender offer during the fiscal years ended June 30, 2025, 2024, and 2023:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	—	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	—	11%	$6.65	155,832
Total for the year ended June 30, 2023		45,252	—			$308,337
Recent Sales of Unregistered Securities
In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
June 28, 2024	July 8, 2024	30,674	$4.72
July 26, 2024	August 2, 2024	42,346	$4.77
August 30, 2024	September 9, 2024	57,020	$4.77
September 27, 2024	October 4, 2024	48,901	$4.67
October 25, 2024	November 1, 2024	49,358	$4.65
December 2, 2024	December 9, 2024	62,612	$4.56
December 27, 2024	January 6, 2025	50,502	$4.56
January 31, 2025	February 7, 2025	63,530	$4.56
February 28, 2025	March 7, 2025	49,909	$4.61
March 28, 2025	April 4, 2025	50,222	$4.61
April 25, 2025	May 2, 2025	50,247	$4.61
May 30, 2025	June 6, 2025	37,424	$4.46
June 27, 2025	July 7, 2025	30,084	$4.46
On June 28, 2024, the Company accepted a subscription agreement from the Adviser for the sale of $10.0 million of the Company's Class A common stock at a purchase price per share equal to the Company's net asset value per share as of June 30, 2024. A total of 2,096,436 shares were issued as of July 1, 2024. The offer and sale of these shares are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
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
The following tables reflect the cash distributions per share that were declared and paid on common stock by PFLOAT during the fiscal years ended June 30, 2025, 2024, and 2023, respectively:

Fiscal Year 2025		Distributions
Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	August 2, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	September 9, 2024	0.03650	322,325	—	—
September 27, 2024	October 4, 2024	0.03048	269,443	—	—
October 25, 2024	November 1, 2024	0.03048	270,933	0.03048	68
December 2, 2024	December 9, 2024	0.03780	333,979	0.03780	84
December 27, 2024	January 6, 2025	0.03024	269,075	0.03024	68
January 31, 2025	February 7, 2025	0.03780	338,255	0.03780	84
February 28, 2025	March 7, 2025	0.02992	265,119	0.02992	67
March 28, 2025	April 4, 2025	0.02992	266,613	0.02992	67
April 25, 2025	May 2, 2025	0.02992	268,116	0.02992	67
May 30, 2025	June 6, 2025	0.02145	189,957	0.02145	48
June 27, 2025	July 7, 2025	0.01716	152,614	0.01716	38
Total for the Year Ended June 30, 2025			$3,185,825		$591

Fiscal Year 2024		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	August 4, 2023	$0.03260	$78,129
August 25, 2023	September 1, 2023	0.03260	78,313
September 29, 2023	October 6, 2023	0.04095	98,612
October 27, 2023	November 3, 2023	0.03276	79,119
November 24, 2023	December 1, 2023	0.02920	70,070
December 29, 2023	January 5, 2024	0.03650	87,789
January 26, 2024	February 2, 2024	0.02920	70,440
February 23, 2024	March 1, 2024	0.02740	122,458
March 29, 2024	April 5, 2024	0.03425	153,671
April 26, 2024	May 3, 2024	0.02740	181,238
May 31, 2024	June 7, 2024	0.03405	225,515
June 28, 2024	July 8, 2024	0.02724	181,455
Total for the Year Ended June 30, 2024			$1,426,809

Fiscal year 2023		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 29, 2022	August 5, 2022	$0.05305	$126,365
August 26, 2022	September 2, 2022	0.04244	100,522
September 30, 2022	October 7, 2022	0.04720	112,104
October 28, 2022	November 4, 2022	0.03776	89,974
November 25, 2022	December 2, 2022	0.03580	84,685
December 30, 2022	January 6, 2023	0.04475	106,123
January 27, 2023	February 3, 2023	0.03580	85,162
February 24, 2023	March 3, 2023	0.03344	79,752
March 31, 2023	April 7, 2023	0.04180	99,949
April 28, 2023	May 5, 2023	0.03344	80,192
May 26, 2023	June 2, 2023	0.03260	78,362
June 30, 2023	July 7, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023			$1,141,387

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
(2)    For the tax year ended December 31, 2023, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and was reported on the 2023 Form 1099-DIV. For the tax year ended December 31, 2023, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and are reported on the 2024 Form 1099-DIV.

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
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and twelve month periods ended June 30, 2025, we purchased $5,407,235 and $48,155,370, respectively, in investment securities (excluding short-term securities). During the same three and twelve month periods ended June 30, 2025, there was a noncash restructured investment in the amount of $919,060 and $5,279,071, respectively.
During the same three and twelve month periods ended June 30, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,563,848 and $20,414,660, respectively, resulting in a total net portfolio growth of $1,843,387 and $27,740,710, respectively, for the three and twelve months ended June 30, 2025.
Debt Issuances and Redemptions
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent. As of June 30, 2025, there was a $45,500,000 balance on the Senior Secured Revolving Credit Facility. See Note 10 within the accompanying notes to the consolidated financial statements for further discussion.
Equity Issuances
As part of the distribution reinvestment plan, we issued 50,222, 50,247, and 37,424 shares of our common stock on April 4, May 2, and June 6, respectively.
On March 24, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2024 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $745,316. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2025. The offer expired at 4:00 P.M., Eastern Time on April 29, 2025 and a total of 155,049 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased all 155,049 shares validly tendered and not withdrawn at a price equal to $4.46 per share for an aggregate purchase price of approximately $691,519.

On June 26, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $751,301. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2025. The offer expired at 4:00 P.M., Eastern Time on July 30, 2025, and a total of 65,840 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased all 65,840 shares validly tendered and not withdrawn at a price equal to $4.53 per share for an aggregate purchase price of approximately $298,257.
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
We will generally source our investments primarily through our Adviser. We believe the investment management team of our Adviser has a significant amount of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser has access to over 120 professionals, approximately 50 of whom perform investment advisory functions.
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
As a BDC, we are permitted under the 1940 Act to borrow funds to finance portfolio investments. To enhance our opportunity for gain, we intend to employ leverage as market conditions permit. At the 2019 Annual Meeting, Triton Pacific Investment Corporation, Inc.’s ("TPIC") stockholders approved a proposal allowing us to modify our asset coverage ratio requirement from 200% to 150%. As a result, we were allowed to increase our leverage capacity effective as of March 16, 2019. The use of leverage, although it may increase returns, may also increase the risk of loss to our investors, particularly if the level of our leverage is high and the value of our investments declines.
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
•    all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and
•    all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the Administration Agreement (as defined herein) that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our CCO and chief financial officer and their respective staffs.
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
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and twelve month periods ended June 30, 2025, we purchased $5,407,235 and $48,155,370, respectively, in investment securities (excluding short-term securities). During the same three and twelve month periods ended June 30, 2025, there was a noncash restructured investment in the amount of $919,060 and $5,279,071, respectively.
During the same three and twelve month periods ended June 30, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,563,848 and $20,414,660, respectively, resulting in a total net portfolio growth of $1,843,387 and $27,740,710, respectively, for the three and twelve months ended June 30, 2025.
As of June 30, 2025, our investment portfolio, with a total fair value of $85,016,596, consisted of interests in 66 investments (96% in senior secured loans, 3% in equity/other and 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after June 30, 2025 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors”.
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

Portfolio Holdings
As of June 30, 2025, our investment portfolio, with a total fair value of $85,016,596, consisted of interests in 27 portfolio companies and 22 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2025 and June 30, 2024:

	As of June 30, 2025			As of June 30, 2024
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%	1,800,331	1,559,701	3%
Structured subordinated notes	864,921	709,261	1%	3,443,826	2,956,672	5%
Common Equity/Other	3,279,862	2,061,100	2%	1,717,943	743,301	1%
Preferred Equity	377,122	501,010	1%	50,000	100,000	—%
Total	$88,404,806	$85,016,596	100%	$62,547,890	$59,455,010	100%

Number of portfolio companies	27			21
Number of Structured subordinated notes	22			24

% Variable Rate (based on fair value)(1)	94%			100%
% Fixed Rate (based on fair value)(1)	6%			—%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	11.14%			10.94%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	10.64%			—%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			2.65%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	11.17%			10.62%
% Weighted Average Yield (based on cost) for the entire portfolio	10.70%			10.32%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and June 30, 2024:

	June 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	26%	$22,902,129	27%
Automotive	8,691,552	10%	8,145,766	9%
Telecommunications	8,197,147	9%	7,355,550	9%
Consumer Goods: Non-Durable	5,975,572	7%	5,069,461	6%
Beverage, Food & Tobacco	4,820,318	5%	4,954,278	6%
High Tech Industries	4,867,983	6%	4,915,366	6%
Services: Consumer	5,340,440	6%	4,655,664	5%
Transportation: Cargo	4,386,823	5%	4,466,250	5%
Consumer Goods: Durable	4,222,652	5%	4,296,202	5%
Services: Business	4,492,864	5%	4,184,835	5%
Media: Advertising, Printing & Publishing	3,293,835	4%	3,413,576	4%
Wholesale	2,957,298	3%	2,916,144	3%
Banking	2,926,825	3%	2,682,544	3%
Finance	2,600,000	3%	2,600,000	3%
Media: Diversified and Production	1,839,325	2%	1,749,570	2%
Structured Finance	864,921	1%	709,261	1%
Retail	198,026	—%	—	—%
Total	$88,404,806	100%	$85,016,596	100%

	June 30, 2024
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	31%	$19,061,883	32%
Automotive	5,940,679	10%	5,943,941	10%
Services: Consumer	5,755,102	9%	5,470,250	9%
Hotel, Gaming & Leisure	4,813,157	8%	4,806,257	8%
Services: Business	4,654,857	7%	4,286,146	7%
Media: Broadcasting & Subscription	3,343,548	5%	3,451,274	6%
Telecommunications	3,261,044	5%	3,031,539	5%
Banking	2,979,693	5%	2,991,303	5%
High Tech Industries	2,952,217	5%	2,985,077	5%
Structured Finance	3,443,831	6%	2,956,672	5%
Beverage, Food & Tobacco	2,889,240	5%	2,876,123	5%
Media: Diversified and Production	1,800,331	3%	1,559,701	3%
Consumer goods: Non-Durable	997,560	1%	28,375	—%
Retail	198,026	—%	6,469	—%
Total	$62,547,895	100%	$59,455,010	100%
As of June 30, 2025 and June 30, 2024, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of June 30, 2025 and June 30, 2024:

	June 30, 2025				June 30, 2024
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$88,404,806	100%	$85,016,596	100%	$62,547,890	100%	$59,455,010	100%
Total Investments	$88,404,806	100%	$85,016,596	100%	$62,547,890	100%	$59,455,010	100%

Net Asset Value
During the year ended June 30, 2025, our net asset value increased by $8,724,577, while our net asset value per share decreased by $0.19. For the year ended June 30, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $2,395,545, or $0.27 per weighted average share. For the year ended June 30, 2025, the increase in net asset value of $8,714,523 was primarily attributable to capital contributions of $10,000,000 which was partially offset by net realized and net change in unrealized losses on investments of $2,395,545. For the year ended June 30, 2025, our net asset value per share further increased by $0.05 due to distributions to the common shareholders less than our net investment income. The following table shows the calculation of net asset value per share as of June 30, 2025 and June 30, 2024.

NET ASSET VALUE PER SHARE	June 30, 2025	June 30, 2024
Class A Shares:
Net assets	$39,978,083	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,893,696	6,661,373
Net asset value per share	$4.50	$4.69

Class I Shares:
Net assets	$10,054	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.50	—

Results of Operations
Investment Income
For the years ended June 30, 2025, 2024, and 2023, we generated $9,397,546, $3,020,157, and $3,290,629, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the years ended June 30, 2024 and 2023 compared to the year ended 2025, as we held fewer investments generating interest income for those periods. For the year ended June 30, 2025, our income from our structured subordinated notes decreased due to 22 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the years ended June 30, 2025, 2024, and 2023, PIK interest included in interest income totaled $498,497, $153,085, and $19,781, respectively. For the year ended June 30, 2025, PIK interest included in interest income was higher due to amendments on five additional investments which now have partial PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $7,356,881, $3,682,527 and $3,223,344 for the years ended June 30, 2025, 2024, and 2023, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the years ended June 30, 2025, 2024, and 2023, respectively, were $1,228,769, $447,554, and $422,681. Base management fees were higher for the year ended June 30, 2025 compared to the years ended June 30, 2024 and

2023, due to the increase in purchases of our common stock. During the year ended June 30, 2025, average total gross assets increased due to the sale of the Company's Class A common stock and an increase in investments held. Management fees for the years ended June 30, 2025, 2024, and 2023 were waived.
The interest and credit facility expense for the years ended June 30, 2025, 2024, and 2023, respectively, were $3,745,639, $1,243,672, and $1,258,907. The interest and credit facility expenses were higher for the year ended June 30, 2025 compared to the years ended June 30, 2024 and 2023, due to an increase in the average outstanding credit facility balance. For the year ended June 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30% under the Senior Secured Revolving Credit Facility. For the years ended June 30, 2024 and 2023, the average stated interest rate was 7.80% and 6.26%, respectively, under the Senior Secured Revolving Credit Facility and the Credit Facility combined. For the years ended June 30, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility were $44,141,918 and $8,199,454, respectively, and for the year ended June 30, 2023, average outstanding borrowings under the Credit Facility were $16,677,151.
The offering costs for the years ended June 30, 2025, 2024, and 2023, respectively, were $521,345, $82,489, and $4,585. The offering costs for the year ended June 30, 2025 were higher compared to the years ended June 30, 2024 and 2023, due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the years ended June 30, 2025, 2024, and 2023, respectively, were $188,284, $90,036, and $148,626. The legal expenses for the year ended June 30, 2025 were higher compared to the years ended June 30, 2024 and 2023 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the years ended June 30, 2025, 2024, and 2023, respectively, were $57,043, $35,491 and $26,688. The valuation costs for the year ended June 30, 2025 were higher in aggregate compared to the years ended June 30, 2024 and 2023 due to an increase in investments held.
The audit expenses for the years ended June 30, 2025, 2024, and 2023, respectively, were $375,750, $208,624 and $305,533. The audit costs for the year ended June 30, 2025 were higher compared to the years ended June 30, 2024 and 2023 due to the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.
The general and administrative expense for the years ended June 30, 2025, 2024, and 2023, respectively, were $98,933, $177,599 and $65,942. The general and administrative expense for the year ended June 30, 2024 was higher compared to the years ended June 30, 2025 and 2023, due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $1,160,344, $447,555 and $422,681 for the years ended June 30, 2025, 2024, and 2023, respectively.
Pursuant to the waiver of administrative costs, the Administrator reimbursed the Company $365,000 for the year ended June 30, 2025. The Administrator did not reimburse the Company for the years ended June 30, 2024 and June 30, 2023.
Net Investment Income (Loss)
Our net investment income (loss) totaled $3,634,434, $(214,815), and $489,966 for the years ended June 30, 2025, 2024, and 2023, respectively. The net investment income for the year ended June 30, 2025 was higher due to an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2025, 2024, and 2023, we received proceeds from sales and repayments on unaffiliated investments of $20,414,660, $7,966,315 and $12,219,301 respectively, from which we realized losses of $169,821, $2,087,522 and $848,927, respectively. During the year ended June 30, 2024, we recognized a realized loss from debt extinguishment of $66,844 related to the termination of the Credit Facility. During the year ended June 30, 2025, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC. During the year ended June 30, 2025, we recognized a realized loss of $1,850,522 on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
For the years ended June 30, 2025, 2024, and 2023, net change in unrealized gains (losses) totaled $(295,330), $9,960, and $(726,332), respectively. For the year ended June 30, 2025, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of June 30, 2025, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
For the years ended June 30, 2025, 2024, and 2023, our operating activities (used) provided $(24,044,909), $(27,411,792), and $17,149,447 of cash, respectively. The change is primarily driven by an increase in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees, an increase in the amortization of deferred financing costs and an increase in due to administrator.
For the years ended June 30, 2025, 2024, and 2023, operating activities included the purchases of investments of $48,155,370, $48,266,763 and $0, respectively.
For the years ended June 30, 2025, 2024, and 2023, operating activities included the repayments and sales of portfolio investments of $20,414,660, $7,966,315, and $12,219,301, respectively.
Financing activities provided/(used) $25,137,688, $37,025,657 and $(12,824,459) of cash during the years ended June 30, 2025, 2024, and 2023, respectively, which included dividend payments of $472,923, $538,291, and $616,122, respectively, and borrowings under the Secured Revolving Credit Facility of $46,100,000, $44,000,000, and $0, respectively.
For the years ended June 30, 2025, 2024, and 2023, we repaid $28,400,000, $24,800,000, and $11,900,000, respectively, under the Secured Revolving Credit Facility and the Credit Facility.

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
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of June 30, 2025, there was a $45,500,000 balance on the Senior Secured Revolving Credit Facility.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an automatic commitment increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the commitment termination date of September 19, 2025 ("Commitment Termination Date") or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
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
As of June 30, 2025, we had $45,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of June 30, 2025, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $85,016,596, which represents 100% of our total investments for the period. As of June 30, 2025, cash balances of $1,511,158 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $45,500,000 and is categorized as Level 3 under ASC 820 (as defined herein) as of June 30, 2025. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
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
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of June 30, 2025, $530,441 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2025, 2024, and 2023, we recorded $3,745,639, $979,148 and $0, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the years ended June 30, 2025, 2024, and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30%, 7.80%, and 6.26% respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility.
For the years ended June 30, 2025, 2024, and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $44,141,918, $8,199,454, and $16,677,151, respectively.
Refer to Recent Developments regarding the Senior Secured Revolving Credit Facility.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2025 and ending September 3, 2025, the Company issued 90,155 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $402,091.

Repurchase Offer

On June 26, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $751,301. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2025. The offer expired at 4:00 P.M., Eastern Time on July 30, 2025, and a total of 65,840 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased all 65,840 shares validly tendered and not withdrawn at a price equal to $4.53 per share for an aggregate purchase price of approximately $298,257.
Investment Activity
During the period beginning July 1, 2025 and ending September 3, 2025, the Company sold 9 investments in portfolio companies totaling $14,469,469.
During the period beginning July 1, 2025 and ending September 3, 2025, the Company made an investment in portfolio companies totaling $4,100,000.
On August 1, 2025, Amneal Pharmaceuticals LLC fully repaid the $1,405,660 First Lien Term Loan to us at par.
On August 15, 2025, Druid City Infusion, LLC repaid the $953,750 First Lien Term Loan to us at par.
Senior Secured Revolving Credit Facility and OZK Credit Facility
On July 8, 2025, we drew $3,400,000 on the Senior Secured Revolving Credit Facility. On July 25, 2025, August 4, 2025 and August 7, 2025, we repaid $4,700,000, 3,000,000 and 7,400,000 on the Senior Secured Revolving Credit Facility, respectively.
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC, as borrower, and the lenders party thereto.
In conjunction with the closing of the OZK Credit Facility, we terminated the Senior Secured Revolving Credit Facility. On August 18, 2025 and August 20, 2025, we repaid $5,800,000 and $1,000,000 on the OZK Credit Facility, respectively. On August 27, 2025, we drew $4,000,000 on the OZK Credit Facility. As of September 3, 2025, there was no balance on the Senior Secured Revolving Credit Facility. As of September 3, 2025, there was a $40,200,000 outstanding OZK Credit Facility balance.
The OZK Credit Facility is scheduled to mature on August 10, 2029 and generally bears interest at a rate of one-month SOFR + 2.50%. The OZK Credit Facility is secured by assets of the borrower. Under the Loan and Servicing Agreement, dated as of August 12, 2025 (the “Loan Agreement”), the borrower has made certain customary representations and warranties and is required to comply with various covenants, including borrowing restrictions, reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
Expense Limitation Agreement
On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Fifth Amended and Restated ELA are identical to those of the ELA.

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
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its CCO and chief financial officer and their respective staffs.
For the years ended June 30, 2025, 2024, and 2023, allocation of overhead from the Administrator to the Company was $601,000, $887,058, and $568,825, respectively, of which $365,00 was waived by the Administrator during the year ended June 30, 2025.
During the years ended June 30, 2025, 2024, and 2023, $70,000, $59,000, and $35,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of June 30, 2025 and June 30, 2024, $2,015,442 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
Co-Investments
On January 13, 2020, (amended on August 2, 2022), the parent company of the Adviser received the Order, which superseded a prior co-investment exemptive order granted on February 10, 2014, granting the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation ("PSEC"), Priority Income Fund, Inc. ("PRIS") and Prospect Enhanced Yield Fund ("PENF"), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2025, 2024, and 2023. The officers do not receive any direct compensation from the Company.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the ELA, our Adviser will waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, from the effective date of the ELA through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses (such as sales commissions, dealer manager fees, and similar expenses) are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $1,228,769, $447,554, and $422,681 for the years ended June 30, 2025, 2024, and 2023, respectively.
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
The Adviser agrees to waive $68,425 of the base management fees due and payable by the Company to the Adviser under the Investment Advisory Agreement for the quarterly period ended June 30, 2025.
During the years ended June 30, 2025, 2024, and 2023, the total base management fee incurred by the Adviser was $1,228,769, $447,554, and $422,681, respectively, which were waived by the Adviser. As of June 30, 2025 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of June 30, 2025 or June 30, 2024. During the years ended June 30, 2025, 2024, and 2023, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2019. As of June 30, 2025, our asset coverage ratio stood at 188% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—

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
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors" in this Annual Report. See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
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

In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2025 and June 30, 2024, with a significant portion of our investments classified as Level 3.
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
At June 30, 2025, $52,562,069, $6,758,562, and $25,695,965 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $38,732,046, $2,768,603, and $17,954,361 of our total investments, which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2024.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2025, 94% (based on fair value) of our investments paid variable interest rates and 6% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The Senior Secured Revolving Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The outstanding balance of the Senior Secured Revolving Credit Facility is $45,500,000 as of June 30, 2025.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2025:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,370,819	$1,365,000	$1,005,819
Up 200 basis points	$1,580,546	$910,000	$670,546
Up 100 basis points	$790,273	$455,000	$335,273
Down 100 basis points	$(765,273)	$(455,000)	$(310,273)
Down 200 basis points	$(1,405,891)	$(910,000)	$(495,891)
Down 300 basis points	$(1,918,494)	$(1,365,000)	$(553,494)

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
In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to "Critical Accounting Estimates" above.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prospect Floating Rate and Alternative Income Fund, Inc.

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company"), including the consolidated schedules of investments, as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for the years then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Valuation of Level 3 Investments - Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company held certain portfolio investments classified as Level 3 investments including First and Second Lien debt and Equity. The Company's determination of fair value for these Level 3 investments involved subjective judgments and estimates including the selection of valuation methodologies and unobservable inputs.

We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by the Company to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs used by the Company in the determination of fair value.

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

•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company's concluded values for a selection of Level 3 investments.

•We evaluated management's ability to reasonably estimate fair value by comparing management's historical estimates of fair value to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 3, 2025

We served as the Company's auditor from 2023.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors                                        Prospect Floating Rate and Alternative Income Fund, Inc.                             New York, New York
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Prospect Floating Rate and Alternative Income Fund, Inc. (the “Company”) for the year ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in its net assets, and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2013 to 2023.

New York, New York
September 27, 2023

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets	June 30, 2025	June 30, 2024

Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $88,404,806 and $62,547,890, respectively) (Note 7 and 8)	$85,016,596	$59,455,010
Cash and cash equivalents	16,499,200	15,406,421
Interest receivable	564,755	365,038
Deferred financing costs (Note 10)	530,441	910,312
Prepaid expenses and other assets	133,985	99,578
Deferred offering costs	106,129	457,656
Receivable for repayments of portfolio investments	74,284	5,141
Total Assets	102,925,390	76,699,156

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	45,500,000	27,800,000
Payable for open trades	14,988,042	15,065,919
Due to Administrator (Note 4)	2,015,442	1,766,942
Distributions payable	152,652	181,454
Accrued audit fees	133,750	130,000
Accrued expenses	68,489	117,142
Accrued legal fees	49,068	223,723
Interest payable	29,810	150,416
Total Liabilities	62,937,253	45,435,596
Commitments and Contingencies (Note 9)
Net Assets	$39,988,137	$31,263,560

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 8,895,933 and 6,661,373 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$8,897	$6,662
Paid-in capital in excess of par (Note 3 and Note 6)	53,680,378	43,901,672
Distributions in excess of earnings (Note 6)	(13,701,138)	(12,644,774)
Net Assets	$39,988,137	$31,263,560

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

NET ASSET VALUE PER SHARE	June 30, 2025	June 30, 2024

Class A Shares:
Net assets	$39,978,083	$31,263,560
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,893,696	6,661,373
Net asset value per share	$4.50	$4.69

Class I Shares:
Net assets	$10,054	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	—
Net asset value per share	$4.50	—

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2025	2024	2023
Investment Income
Interest income from non-control/non-affiliate investments	$8,899,049	$2,867,072	$3,270,848
PIK interest income from non-control/non-affiliate investments	498,497	153,085	19,781
Total Investment Income	9,397,546	3,020,157	3,290,629

Operating Expenses
Interest expense and credit facility expenses (Note 10)	3,745,639	1,243,672	1,258,907
Base management fees (Note 4)	1,228,769	447,554	422,681
Administrator Costs (Note 4)	671,000	946,720	568,825
Offering costs	521,345	82,489	4,585
Audit and tax expense	375,750	208,624	305,533
Transfer agent’s fees and expenses	358,725	312,643	240,077
Legal expense	188,284	90,036	148,626
Insurance expense	111,393	137,699	181,480
General and administrative	98,933	177,599	65,942
Valuation services	57,043	35,491	26,688
Total Operating Expenses	7,356,881	3,682,527	3,223,344
Expense limitation reimbursement (Note 4)	(1,160,344)	(447,555)	(422,681)
Waiver of Administrator Costs and Base Management Fees (Note 4)	(433,425)	—	—
Total Net Operating Expenses	5,763,112	3,234,972	2,800,663
Net Investment Income (Loss)	3,634,434	(214,815)	489,966

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(2,100,215)	(2,087,522)	(848,927)
Net realized losses	(2,100,215)	(2,087,522)	(848,927)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(295,330)	9,960	(726,332)
Net change in unrealized gains/(losses)	(295,330)	9,960	(726,332)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(2,395,545)	(2,077,562)	(1,575,259)
Extinguishment of debt	—	(66,844)	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,238,889	$(2,359,221)	$(1,085,293)

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Twelve Months Ended June 30, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$—	$6,662	$43,901,672	$(12,644,774)	$31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	3,634,434	3,634,434
Net realized gains (losses) on investments	—	—	—	—	(2,100,215)	(2,100,215)
Net change in unrealized gains (losses) on investments	—	—	—	—	(295,330)	(295,330)
Net increase (decrease) from operations	—	—	—	—	1,238,889	1,238,889
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(2,650,001)	(2,650,001)
Return of capital distributions	—	—	—	(535,824)	—	(535,824)
Net increase (decrease) from distributions	—	—	—	(535,824)	(2,650,001)	(3,185,825)
Class I:
Distributions from earnings	—	—	—	—	(560)	(560)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(560)	(591)
Capital Transactions
Class A:
Shares issued	2,096,436	—	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	592,745	—	593	2,741,699	—	2,742,292
Repurchase of common shares	(456,858)	—	(456)	(2,080,132)	—	(2,080,588)
Net increase (decrease) from share transactions	2,232,323	—	2,233	10,659,471	—	10,661,704
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Shares issued through reinvestment of distributions	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of June 30, 2025	8,893,696	$2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2025, there are no shares of Class S or Class D common stock outstanding.
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)

	Common Stock
For the Year Ended June 30, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2023(1)	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
Net increase in net assets resulting from operations
Net investment loss	—	—	—	(214,815)	(214,815)
Net realized (losses) on investments	—	—	—	(2,087,522)	(2,087,522)
Net realized (losses) on the extinguishment of debt	—	—	—	(66,844)	(66,844)
Net change in unrealized gains (losses) on investments	—	—	—	9,960	9,960
Distributions to Shareholders (Note 5)
Distributions from earnings	—	—	—	(620,357)	(620,357)
Return of capital distributions	—	—	(806,452)	—	(806,452)
Capital Transactions
Shares issued (Note 3)	4,179,952	4,180	19,995,820	—	20,000,000
Shares issued through reinvestment of distributions (Note 3)	158,015	158	805,102	—	805,260
Repurchase of common stock (Note 3)	(86,046)	(86)	(449,446)	—	(449,532)
Tax Reclassification of Net Assets (Note 6)	—	—	(497,760)	497,760	—
Total Increase (Decrease) for the year ended June 30, 2024	4,251,921	4,252	19,047,264	(2,481,818)	16,569,698
Balance as of June 30, 2024	6,661,373	$6,662	$43,644,788	$(12,387,890)	$31,263,560

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

	Common Stock
For the Year Ended June 30, 2023	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2022(1)	2,375,890	$2,376	$25,188,341	$(8,489,742)	$16,700,975
Net increase in net assets resulting from operations
Net investment income	—	—	—	489,966	489,966
Net realized (losses) on investments	—	—	—	(848,927)	(848,927)
Net change in unrealized (losses) on investments	—	—	—	(726,332)	(726,332)
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(486,866)	(486,866)
Return of capital distributions	—	—	(654,521)	—	(654,521)
Capital Transactions
Shares issued					—
Shares issued through reinvestment of distributions	78,814	79	527,825	—	527,904
Repurchase of common stock	(45,252)	(45)	(308,292)	—	(308,337)
Tax Reclassification of Net Assets (Note 6)	—	—	(155,829)	155,829	—
Total Increase (Decrease) for the year ended June 30, 2023	33,562	34	(590,817)	(1,416,330)	(2,007,113)
Balance as of June 30, 2023	2,409,452	$2,410	$24,597,524	$(9,906,072)	$14,693,862
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2025	2024	2023
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$1,238,889	$(2,359,221)	$(1,085,293)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(48,155,370)	(48,266,763)	—
Repayments and sales of portfolio investments	20,414,660	7,966,315	12,219,301
Net realized losses on investments	2,100,215	2,087,522	848,927
Net Reductions to Subordinated Structured Notes and related investment cost	699,953	752,365	227,394
Amortization of offering costs	521,344	82,489	—
Payment-in-kind interest	(498,497)	(153,085)	(19,781)
Amortization of premiums (accretion of purchase discounts) on investments, net	(417,680)	83,879	(107,296)
Amortization of deferred financing costs	399,072	439,387	222,554
Net change in unrealized (gains)/losses on investments	295,330	(9,960)	726,332
Deferred financing costs	—	—	(47,987)
Settlement of Treasury Bills	(199)	(98)	(67)
Net realized losses on extinguishment of debt	—	66,844	—
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Interest receivable	(199,717)	(195,343)	46,562
Prepaid expenses and other assets	(34,407)	63,498	61,319
Receivable for repayments of portfolio investments	(69,143)	2,413	26,386
Receivable for investments sold	—	1,361,436	(1,361,436)
Increase (Decrease) in operating liabilities
Due to Administrator (Note 5)	248,500	898,308	512,509
Accrued legal fees	(344,473)	(385,381)	(99,509)
Interest payable	(120,606)	78,422	(24,718)
Payable for open trades	(77,877)	10,067,981	4,997,938
Accrued audit fees	3,750	(39,400)	41,260
Accrued expenses	(48,653)	46,600	(30,013)
Tax payable	—	—	(4,935)
Net cash provided by/(used in) operating activities	(24,044,909)	(27,411,792)	17,149,447
Cash flows from financing activities:
Gross proceeds from shares sold	10,010,400	20,000,000	—
Distributions paid to stockholders	(472,923)	(538,291)	(616,122)
Repurchase of common stock	(2,080,588)	(449,532)	(308,337)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	46,100,000	44,000,000	—
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(28,400,000)	(16,200,000)	—
Repayments under Credit Facility (Note 10)	—	(8,600,000)	(11,900,000)
Financing costs paid and deferred	(19,201)	(1,186,520)	—
Net cash provided by/(used in) financing activities	25,137,688	37,025,657	(12,824,459)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,092,779	9,613,865	4,324,988
Cash, cash equivalents and restricted cash at beginning of year	15,406,421	5,792,556	1,467,568
Cash, cash equivalents and restricted cash at end of year	$16,499,200	$15,406,421	$5,792,556
Supplemental disclosures:
Cash paid for interest	$3,467,173	$725,862	$1,061,071
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$2,742,292	$805,259	$527,904
Unpaid deferred offering costs (Note 5)	—	(540,145)	(356,816)
Beginning of the year
Cash and cash equivalents	$15,406,421	$5,730,723	$1,467,568
Restricted cash	—	61,833	—
Cash, cash equivalents and restricted cash at beginning of year	$15,406,421	$5,792,556	$1,467,568

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

End of the year
Cash and cash equivalents	$16,499,200	$15,406,421	$5,730,723
Restricted cash	—	—	61,833
Cash, cash equivalents and restricted cash at end of year	$16,499,200	$15,406,421	$5,792,556
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025

						June 30, 2025
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan (i)(j)(m)(n)	Telecommunications	3/28/2024	9.65% (3M SOFR+5.09%)	1.00	3/31/2026	$3,202,711	$3,174,893	$2,287,376	5.72%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)		6/28/2024	12.06% (3M SOFR+7.50%)	1.00	3/31/2026	84,422	84,514	84,422	0.21%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	14.59% (3M SOFR+10.00%)	1.00	3/31/2026	95,193	93,354	95,193	0.24%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	9.83% (1M SOFR+5.50%)	—	5/4/2028	2,905,660	2,893,170	2,960,287	7.40%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	8.44% (3M SOFR+4.00%)	0.75	6/9/2028	5,009,381	4,820,318	4,954,278	12.39%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	9.65% (1M SOFR+5.35%)	0.50	7/25/2029	2,969,543	2,821,071	2,551,135	6.38%
CareerBuilder, LLC(h)(j)(m)(o)	Services: Consumer	4/13/2023	6.94% (1M SOFR+2.50%) plus 4.25% PIK	1.00	7/31/2026	745,615	719,993	10,066	0.03%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	12.31% (3M SOFR+7.75%)	3.25	6/14/2029	3,940,000	3,940,000	3,940,000	9.85%
DRI Holding Inc.(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.68% (1M SOFR+5.25%)	0.50	12/21/2028	3,415,967	3,293,835	3,413,576	8.54%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	11.80% (3M SOFR+7.50%)	3.00	10/4/2029	4,963,043	4,963,043	4,963,043	12.41%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)		9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	50,752	50,752	80,929	0.20%
Emerge Intermediate, Inc.(h)(m)(n)	Healthcare & Pharmaceuticals	2/26/2024	6.00% plus 4.50% PIK	1.00	8/31/2027	5,186,659	5,186,659	4,843,302	12.11%
First Brands Group(i)	Automotive	2/8/2024	9.54% (3M SOFR+5.00%)	1.00	3/30/2027	1,969,152	1,967,705	1,865,771	4.67%
		3/8/2024	9.54% (3M SOFR+5.00%)	1.00	3/30/2027	3,939,631	3,902,776	3,728,860	9.32%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(h)	Telecommunications	8/6/2024	11.83% (1M SOFR+7.50%)	3.00	8/6/2029	4,962,500	4,844,386	4,888,559	12.23%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(h)	Transportation: Cargo	12/3/2024	9.80% (3M SOFR+5.50%)	0.75	12/30/2028	4,466,250	4,386,823	4,466,250	11.17%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	11.81% (3M SOFR+7.50%)	2.50	6/11/2029	4,570,447	4,570,447	4,570,447	11.43%
MoneyGram International, Inc.(h)	Banking	4/23/2024	9.07% (3M SOFR+4.75%)	0.50	6/1/2030	2,962,500	2,926,825	2,682,544	6.71%
New WPCC Parent, LLC (h)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.80% (3M SOFR+9.50%)	2.00	5/9/2030	825,238	825,238	825,238	2.06%
PlayPower, Inc.-First Lien Term Loan(h)	Consumer goods: Durable	8/28/2024	9.55% (3M SOFR+5.25%)	0.75	8/28/2030	4,310,859	4,222,652	4,296,202	10.74%
PlayPower, Inc.-First Lien Revolving Line of Credit - Commitment(h)(q)						—	—	—	—%
Recovery Solutions Parent, LLC(h)	Healthcare & Pharmaceuticals	1/27/2025	11.80% (3M SOFR+7.50%)	2.00	1/27/2030	681,533	391,227	681,533	1.70%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	9.59% (3M SOFR+5.00%)	1.00	7/15/2028	2,955,013	2,926,551	2,923,690	7.31%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	10.09% (3M SOFR+5.50%)	1.00	10/15/2028	1,290,146	1,284,051	1,122,427	2.81%
S&S Holdings LLC(i)	Wholesale	7/16/2024	9.42% (3M SOFR+5.00%)	0.50	3/11/2028	2,968,992	2,957,298	2,916,144	7.30%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(h)(s)	Consumer Goods: Non-Durable	1/23/2025	11.56% (3M SOFR+7.00%)	3.00	1/23/2030	4,726,250	4,726,250	4,726,250	11.82%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(h)(m)(s)			9.00% plus 2.00% PIK	—	1/23/2030	201,762	201,762	252,767	0.63%
Verify Diagnostics, LLC(h)(x)	Healthcare & Pharmaceuticals	5/14/2025	14.58% (3M SOFR+10.28%)	3.50	5/15/2030	2,500,000	2,500,000	2,450,000	6.13%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)

						June 30, 2025
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien (Continued)(f)(k)
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	9.58% (1M SOFR+5.25%)	0.75	6/30/2029	$4,939,073	$4,867,983	$4,915,366	12.29%
Total Senior Secured Loans-First Lien							$79,543,576	$77,495,655	193.80%

Senior Secured Loans-Second Lien(f)(k)
QC Holdings, LLC(a)(h)(w)	Finance	6/30/2025	24.00% (3M SOFR+19.00%)	5.00	6/30/2030	$2,500,000	$2,500,000	$2,500,000	6.25%
Shutterfly Finance, LLC(i)(m)	Media: Diversified and Production	6/9/2023	9.33% (3M SOFR+5.00%)	1.00	10/1/2027	1,873,803	1,839,325	1,749,570	4.38%
Total Senior Secured Loans-Second Lien							$4,339,325	$4,249,570	10.63%

Structured Subordinated Notes (a)(f)(e)(h)(l)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	Residual Interest, current yield 0%	N/A	10/20/2030	$250,000	$102,206	$77,000	0.19%
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	Residual Interest, current yield 0%	N/A	7/18/2029	250,000	96,650	80,000	0.20%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	Residual Interest, current yield 0%	N/A	1/22/2030	500,000	4,281	9,700	0.02%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	Residual Interest, current yield 0%	N/A	7/24/2030	246,767	—	—	—%
GoldenTree Loan Opportunities IX, Ltd.(v)	Structured Finance	7/19/2017	Residual Interest, current yield 0%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	Residual Interest, current yield 0%	N/A	4/22/2030	250,000	—	12,875	0.03%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	Residual Interest, current yield 0%	N/A	10/22/2030	250,000	95,293	73,625	0.18%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	Residual Interest, current yield —%	N/A	7/16/2029	850,000	—	—	—%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	Residual Interest, current yield 0%	N/A	7/19/2030	500,000	60,795	60,350	0.15%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	Residual Interest, current yield 0%	N/A	2/14/2031	387,538	112,058	86,576	0.22%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	Residual Interest, current yield 0%	N/A	3/17/2030	475,000	7,365	16,340	0.04%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019	Residual Interest, current yield 0%	N/A	7/20/2030	250,000	2,425	2,200	0.01%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	Residual Interest, current yield 0%	N/A	4/15/2031	500,000	90,770	70,950	0.18%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	Residual Interest, current yield 0%	N/A	10/21/2030	250,000	76,834	57,300	0.14%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	Residual Interest, current yield —%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	Residual Interest, current yield 0%	N/A	1/26/2031	1,500,000	907	750	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	Residual Interest, current yield 0%	N/A	10/23/2031	150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	Residual Interest, current yield 0%	N/A	1/21/2031	250,000	30,954	22,425	0.06%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	Residual Interest, current yield 0%	N/A	7/22/2030	325,000	14,976	10,693	0.03%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	Residual Interest, current yield 0%	N/A	10/15/2031	250,000	73,912	54,800	0.14%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	Residual Interest, current yield 0%	N/A	10/15/2030	278,312	39,977	29,752	0.07%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)

						June 30, 2025
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(l)(k)
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	Residual Interest, current yield 0%	N/A	1/21/2031	$250,000	$55,518	$43,925	0.11%
Total Structured Subordinated Notes							$864,921	$709,261	1.77%

Common Equity/Other(f)(g)(h)(k)
ACON IWP Investors I, L.L.C. - 472,357 units	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A		$472,357	$617,500	1.54%
AP Special Sits Camaro Holdings, LLC(y) - 553 units	Healthcare & Pharmaceuticals	1/2/2025	N/A	N/A	N/A		—	—	—%
FullBeauty Brands Holding, Common Stock - 72 units	Retail	2/7/2019	N/A	N/A	N/A		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP) - 50 units	Services: Consumer	6/11/2024	N/A	N/A	N/A		50,000	75,151	0.19%
New WPCC Parent, LLC (Class A Common Stock) (t) - 18,449 units	Healthcare & Pharmaceuticals	5/8/2025	N/A	N/A	N/A		93,822	142,240	0.35%
QC Holdings Topco, LLC(a) - 1,000 units	Finance	6/30/2025	N/A	N/A	N/A		100,000	100,000	0.25%
Recovery Solutions Parent, LLC, Membership Interest - 37,391 units	Healthcare & Pharmaceuticals	1/27/2025	N/A	N/A	N/A		1,085,835	987,491	2.47%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc) - 17,876 units	Services: Business	6/14/2024	N/A	N/A	N/A		282,262	138,718	0.35%
Rising Tide Holdings, Inc., Common Stock - 2,500 units	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A		997,560	—	—%
Total Common Equity/Other							$3,279,862	$2,061,100	5.15%

Preferred Stock(f)(g)(h)(k)
Discovery MSO HoldCo LLC(m)(p) - 53 units	Healthcare & Pharmaceuticals	6/14/2024	8.00% PIK	N/A	N/A		$50,000	$68,802	0.17%
New WPCC PARENT, LLC (Series A Preferred Stock) (t) - 17,452 units	Healthcare & Pharmaceuticals	5/8/2025	N/A	N/A	N/A		177,122	231,764	0.58%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s) - 50 units	Consumer Goods: Non-Durable	1/23/2025	8.00% PIK	N/A	N/A		50,000	90,444	0.23%
Verify Diagnostic Holdings LLC - 100,000 units	Healthcare & Pharmaceuticals	5/14/2025	N/A	N/A	N/A		100,000	110,000	0.28%
Total Preferred Stock							$377,122	$501,010	1.25%

Total Portfolio Investments							$88,404,806	$85,016,596	212.60%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2025, 4% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2025. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of June 30, 2025, the one-and-three month SOFR rates were 4.32% and 4.29%, respectively.
(c)    Fair value is determined by the Company’s Board of Directors (see Note 2).
(d)    See Note 6 for a discussion of the tax cost of the portfolio.
(e) The structured subordinated notes are considered equity positions in the Collateralized Loan Obligations ("CLOs"), which is referred to as "Subordinated Structured Notes", or "SSN". The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is calculated using amortized cost based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(f) Security is held by the Company and is pledged as collateral for the Senior Secured Revolving Credit Facility (see Note 10). The fair value of the investments used as collateral by the Company for the Senior Secured Revolving Credit Facility at June 30, 2025 was $85,016,596, representing 100% of our total investments.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	$12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the year ended June 30, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	9.65%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	12.06%	(A)
Discovery MSO HoldCo LLC	8.00%	—%	8.00%
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc.	4.50%	—%	4.50%
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.50%	14.50%	(B)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(B) The QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated June 30, 2025, allows for a portion of interest accruing in cash to be payable in kind. The first interest payment is due September 30, 2025.

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
(q)    On August 28, 2024, PFLOAT committed to a $656,566 first-lien revolving line of credit, which is undrawn as of June 30, 2025.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2025:

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$20,744,332	$—	$—	$2,157,797	$22,902,129	57%
Automotive	8,145,766	—	—	—	8,145,766	20%
Telecommunications	7,355,550	—	—	—	7,355,550	18%
Consumer Goods: Non-Durable	4,979,017	—	—	90,444	5,069,461	13%
Beverage, Food & Tobacco	4,954,278	—	—	—	4,954,278	12%
High Tech Industries	4,915,366	—	—	—	4,915,366	12%
Services: Consumer	4,580,513	—	—	75,151	4,655,664	12%
Transportation: Cargo	4,466,250	—	—	—	4,466,250	11%
Services: Business	4,046,117	—	—	138,718	4,184,835	10%
Consumer Goods: Durable	4,296,202	—	—	—	4,296,202	11%
Media: Advertising, Printing & Publishing	3,413,576	—	—	—	3,413,576	9%
Wholesale	2,916,144	—	—	—	2,916,144	7%
Banking	2,682,544	—	—	—	2,682,544	7%
Finance	—	2,500,000	—	100,000	2,600,000	7%
Media: Diversified and Production	—	1,749,570	—	—	1,749,570	4%
Structured Finance (A)	—	—	709,261	—	709,261	2%
Total Portfolio	$77,495,655	$4,249,570	$709,261	$2,562,110	$85,016,596	213%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$20,750,089	$—	$—	$1,979,136	$22,729,225
Automotive	8,691,552	—	—	—	8,691,552
Telecommunications	8,197,147	—	—	—	8,197,147
Consumer Goods: Non-Durable	4,928,012	—	—	1,047,560	5,975,572
Services: Consumer	5,290,440	—	—	50,000	5,340,440
High Tech Industries	4,867,983	—	—	—	4,867,983
Beverage, Food & Tobacco	4,820,318	—	—	—	4,820,318
Services: Business	4,210,602	—	—	282,262	4,492,864
Transportation: Cargo	4,386,823	—	—		4,386,823
Consumer Goods: Durable	4,222,652	—	—		4,222,652
Media: Advertising, Printing & Publishing	3,293,835	—	—		3,293,835
Wholesale	2,957,298	—	—		2,957,298
Banking	2,926,825	—	—	—	2,926,825
Finance	—	2,500,000	—	100,000	2,600,000
Media: Diversified and Production	—	1,839,325	—	—	1,839,325
Structured Finance	—	—	864,921	—	864,921
Retail	—	—	—	198,026	198,026
Total Portfolio	$79,543,576	$4,339,325	$864,921	$3,656,984	$88,404,806

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
(s) Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Term Loan B.
(t) Our position in New WPCC Parent stemmed from a restructuring of Wellpath, Inc. of which we held a first lien term loan.
(u) As of June 30, 2025, certain industries classifications have been revised compared to June 30, 2024 to align with updated industry structures.
(v) Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
(w) As of June 30, 2025, an affiliated fund of our Investment Advisor owns a 99.55% equity interest in QC Holdings TopCo, LLC (“QC TopCo”). QC TopCo owns 100% of QC Holdings, LLC (“QC Holdings”), representing 95.40% fully diluted ownership and a controlling beneficial interest in QC Holdings by the affiliated fund per the 1940 Act.
(x) The investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates, where our investment is the “last out” tranche(s) of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender; or, the Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)
“first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.
(y) We hold warrants in AP Special Sits Camaro Holdings, LLC which is the parent company of Careerbuilder LLC, in which we own a first-lien term loan investment.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC (h)(j)(m)(n)	Telecommunications	3/28/2024	3M SOFR+1.00% (6.60%) Cash plus 4.09% PIK	1.00	7/31/2025	$2,965,507	$2,677,559	$2,440,316	7.81%
		6/28/2024	3M SOFR+ 7.50%(13.10%)	1.00	7/31/2025	175,362	175,373	175,362	0.56%
Amneal Pharmaceuticals LLC (i)	Healthcare & Pharmaceuticals	4/22/2024	1M SOFR+5.50% (10.84%)	—	5/4/2025	2,981,132	2,975,183	3,004,087	9.61%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	1M SOFR+4.00% (9.34%)	0.75	6/12/2028	2,957,453	2,889,240	2,876,123	9.20%
CareerBuilder, LLC (h)(j)(m)(o)	Services: Consumer	4/13/2023	3M SOFR+2.50% (6.75%) Cash plus 4.25% PIK	1.00	7/31/2026	714,056	706,375	421,293	1.35%
Discovery Point Retreat, LLC (h)	Healthcare & Pharmaceuticals	6/14/2024	3M SOFR+7.75%(13.35%)	3.25	6/14/2029	4,000,000	3,997,482	3,913,600	12.52%
DRI Holding Inc.(h)(j)	Media: Broadcasting & Subscription	12/21/2021	1M SOFR+5.25% (10.69%)	0.50	12/21/2028	3,451,274	3,343,548	3,451,274	11.04%
DTI Holdco, Inc.(i)(j)	Services: Business	4/21/2022	3M SOFR+4.75% (10.09%)	0.75	4/26/2029	2,723,046	2,692,552	2,723,046	8.71%
Emerge Intermediate, Inc.(h)	Healthcare & Pharmaceuticals	2/26/2024	1M SOFR+6.25% (11.60%)	1.00	2/26/2026	5,120,833	5,117,474	5,120,833	16.38%
First Brands Group (i)	Automotive	2/8/2024	3M SOFR+5.00%(10.59%)	1.00	3/30/2027	1,989,717	1,990,153	1,980,167	6.33%
		3/8/2024	3M SOFR+5.00% (10.59%)	1.00	3/30/2027	3,981,292	3,950,526	3,963,774	12.68%
Global Tel*Link Corporation (d/b/a ViaPath Technologies) (i)(j)	Telecommunications	4/5/2019	1M SOFR+4.25% (9.69%)	—	11/29/2025	417,699	408,112	415,861	1.33%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	3M SOFR+7.50% (13.09%)	2.50	6/11/2029	5,000,000	4,998,727	5,000,000	15.99%
MoneyGram International, Inc.(i)	Banking	4/23/2024	3M SOFR+4.75% (10.08%)	0.50	6/1/2030	2,992,500	2,979,693	2,991,303	9.57%
NH Kronos Buyer, Inc.(h)	Healthcare & Pharmaceuticals	4/10/2024	3M SOFR+6.25% (11.73%)	1.00	11/1/2028	4,984,127	4,931,331	4,984,127	15.94%
PlayPower, Inc.(h)(j)	Hotel, Gaming & Leisure	2/5/2024	3M SOFR+5.50% (10.96%)	—	5/10/2026	4,966,680	4,813,157	4,806,257	15.37%
Research Now Group, LLC & Dynata, LLC (h)	Services: Business	4/2/2019	3M SOFR+7.50% (13.09%)	1.00	12/20/2024	1,909,853	1,904,479	1,504,009	4.81%	(o)
		6/3/2024	1M SOFR+8.75% (14.21%)	1.00	8/17/2024	59,150	57,826	59,091	0.19%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	1M SOFR+5.25% (10.59%)	0.75	6/30/2029	2,989,861	2,952,217	2,985,077	9.55%
Wellpath Holdings, Inc.(h)(j)(o)	Healthcare & Pharmaceuticals	4/2/2019	3M SOFR+5.50% (11.11%)	—	10/1/2025	1,991,497	1,974,783	1,279,736	4.09%
Total Senior Secured Loans-First Lien							$55,535,790	$54,095,336	173.03%

Senior Secured Loans-Second Lien (f)(h)(k)(m)
Shutterfly Finance, LLC	Media: Diversified and Production	6/9/2023	3M SOFR+1.00% (6.35%) Cash plus 4.00% PIK	1.00	10/1/2027	$1,822,720	$1,800,331	$1,559,701	4.99%
Total Senior Secured Loans-Second Lien							$1,800,331	$1,559,701	4.99%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2024 (Continued)

						June 30, 2024
Portfolio Company / Security Type	Industry	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(k)
Apidos CLO XXIV	Structured Finance	5/17/2019	17.14%	N/A	10/20/2030	$250,000	$154,682	$146,300	0.47%
Apidos CLO XXVI (l)	Structured Finance	7/25/2019	—%	N/A	7/18/2029	250,000	144,189	115,900	0.37%
California CLO IX, Ltd.	Structured Finance	12/13/2019	18.68%	N/A	7/16/2032	500,000	245,264	241,200	0.77%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.(l)	Structured Finance	4/7/2017	—%	N/A	7/15/2030	250,000	127,852	116,350	0.37%
Carlyle Global Market Strategies CLO 2017-5, Ltd. (l)	Structured Finance	12/18/2017	—%	N/A	1/22/2030	500,000	299,146	265,500	0.85%
Galaxy XIX CLO, Ltd.(l)	Structured Finance	12/5/2016	—%	N/A	7/24/2030	250,000	84,976	75,300	0.24%
GoldenTree Loan Opportunities IX, Ltd.(l)	Structured Finance	7/19/2017	—%	N/A	10/29/2029	250,000	—	—	—%
Madison Park Funding XIII, Ltd.(l)	Structured Finance	11/6/2015	—%	N/A	4/22/2030	250,000	26,231	24,375	0.08%
Madison Park Funding XIV, Ltd.	Structured Finance	11/16/2015	3.52%	N/A	10/22/2030	250,000	172,319	139,250	0.45%
Octagon Investment Partners XIV, Ltd.(l)	Structured Finance	12/1/2017	—%	N/A	7/16/2029	850,000	19,839	17,170	0.05%
Octagon Investment Partners XV, Ltd.(l)	Structured Finance	5/23/2019	—%	N/A	7/19/2030	500,000	200,197	174,450	0.56%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	2.86%	N/A	2/14/2031	387,538	212,222	162,417	0.52%
Octagon Investment Partners 30, Ltd.(l)	Structured Finance	11/16/2017	—%	N/A	3/17/2030	475,000	187,914	165,253	0.53%
Octagon Investment Partners 31, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	7/20/2030	250,000	88,762	79,800	0.26%
Octagon Investment Partners 36, Ltd.(l)	Structured Finance	12/20/2019	—%	N/A	4/15/2031	500,000	299,532	247,150	0.79%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	3.49%	N/A	10/21/2030	250,000	192,728	169,775	0.54%
OZLM XII, Ltd.(l)	Structured Finance	1/17/2017	—%	N/A	4/30/2027	275,000	—	—	—%
Sound Point CLO II, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/26/2031	1,500,000	384,730	304,950	0.98%
Sound Point CLO VII-R, Ltd.(l)	Structured Finance	8/23/2019	—%	N/A	10/23/2031	150,000	40,750	33,855	0.11%
Sound Point CLO XVIII, Ltd.(l)	Structured Finance	5/16/2019	—%	N/A	1/21/2031	250,000	108,094	93,775	0.30%
THL Credit Wind River 2013-1 CLO, Ltd.(l)	Structured Finance	11/1/2017	—%	N/A	7/22/2030	325,000	53,943	47,190	0.15%
Venture XXXIV CLO, Ltd.(l)	Structured Finance	7/30/2019	—%	N/A	10/15/2031	250,000	185,875	152,525	0.49%
Voya IM CLO 2013-1, Ltd.(j)(l)	Structured Finance	6/9/2016	—%	N/A	10/15/2030	278,312	86,780	72,862	0.23%
Voya CLO 2016-1, Ltd.(l)	Structured Finance	1/22/2016	—%	N/A	1/21/2031	250,000	127,801	111,325	0.36%
Total Structured Subordinated Notes							$3,443,826	$2,956,672	9.46%

Common Equity/Other (a)(f)(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A	$472,357	$472,357	$659,500	2.11%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019	N/A	N/A	N/A	72	198,026	6,469	0.02%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024	N/A	N/A	N/A	50	50,000	48,957	0.16%
Rising Tide Holdings, Inc.	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A	2,500	997,560	28,375	0.09%
Total Common Equity/Other							$1,717,943	$743,301	2.38%

Preferred Stock (a)(f)(g)(h)(k)(p)
Discovery MSO HoldCo LLC	Healthcare & Pharmaceuticals	6/14/2024	N/A	N/A	N/A	48	$50,000	$100,000	0.32%
Total Preferred Stock							$50,000	$100,000	0.32%

Total Portfolio Investments							$62,547,890	$59,455,010	190.18%
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the year ended June 30, 2024:

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
On April 20, 2021, we entered into the Investment Advisory Agreement with the Adviser, which was unanimously approved by the Company’s Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), on February 18, 2021, subject to stockholder approval of the Investment Advisory Agreement. The Company’s stockholders approved the Investment Advisory Agreement at a Special Meeting of Stockholders held on March 31, 2021.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions prior to September 21, 2023 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the Credit Facility (as defined in Note 10). As a result, we have no restricted cash as of June 30, 2025 and June 30, 2024. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of June 30, 2025 and June 30, 2024, cash equivalents were $14,988,042 and $9,988,444, respectively.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of June 30, 2025, we had one asset going through foreclosure. As of June 30, 2024, we did not have any assets going through foreclosure.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2025 and June 30, 2024, our qualifying assets as a percentage of total assets stood at 96.04% and 94.23%, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2025, approximately 0.01% of our total assets at fair value were on non-accrual status. As of June 30, 2024, approximately 1.96% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2025, 2024, and 2023, PIK interest included in interest income totaled $498,497, $153,085 and $19,781, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
Offering Costs and Expenses. The Company will incur certain costs and expenses in connection with offering shares of its common stock. These costs and expenses principally relate to certain costs and expenses for advertising and sales, printing and marketing costs, professional and filing fees. Offering costs incurred by the Company were capitalized to deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized to expense over the 12 month period following the effectiveness of the registration to sell shares of its common stock on a straight line basis.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2025, the Company expects to have no excise tax due for the 2024 calendar year. As of June 30, 2025, the Company has accrued $0 of excise tax for this period.
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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2025, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the tax years ended December 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2025, and June 30, 2024, no net tax benefit or expense was recorded since they did not result in a material

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provision for income taxes. As of June 30, 2025, and June 30, 2024, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the years ended June 30, 2025, 2024, and 2023:

	Year Ended June 30, 2025
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,096,436	$10,000,000	2,237	$10,400
Shares issued through reinvestment of distributions	592,745	2,742,292	—	—
Repurchase of common stock	(456,858)	(2,080,588)	—	—
Net increase/(decrease) from capital transactions	2,232,323	$10,661,704	2,237	$10,400

	Year Ended June 30, 2024		Year Ended June 30, 2023
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued	4,179,952	$20,000,000	$—	$—
Shares issued through reinvestment of distributions	158,015	$805,260	$78,814	$527,904
Repurchase of common stock	(86,046)	(449,532)	(45,252)	(308,337)
Net increase/(decrease) from capital transactions	4,251,921	$20,355,728	33,562	$219,567
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532

Year ended June 30, 2023
September 30, 2022	August 1, 2022	21,818	—	9%	$6.99	$152,505
December 31, 2022	November 7, 2022	23,434	—	11%	$6.65	155,832
Total for the year ended June 30, 2023		45,252	—			$308,337

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of its CCO and chief financial officer and their respective staffs.
For the years ended June 30, 2025, 2024, and 2023, allocation of overhead from the Administrator to the Company was $601,000, $887,058, and $568,825, respectively, of which $365,000 was waived by the Administrator during the year ended June 30, 2025.
During the years ended June 30, 2025, 2024, and 2023, $70,000, $59,000, and $35,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of June 30, 2025 and June 30, 2024, $2,015,442 and $1,766,942, respectively, was payable to the Administrator, US Bank, BNY and SMBC by the Company.
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
The Adviser agreed to waive $68,425 of the base management fees due and payable by the Company to the Adviser under the Investment Advisory Agreement for the quarterly period ended June 30, 2025.
During the years ended June 30, 2025, 2024, and 2023, the total base management fee incurred by the Adviser was $1,228,769, $447,554, and $422,681, respectively, which was waived by the Adviser. As of June 30, 2025 and June 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2025, 2024, and 2023. The officers do not receive any direct compensation from the Company.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pursuant to the Fifth Amended and Restated ELA, our Adviser will be required to waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended December 31, 2024 through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 4.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived fees, pursuant to the ELA, in an amount of $1,160,344, $447,555, and $422,681 for the years ended June 30, 2025, 2024, and 2023, respectively.
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

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2022	118,220	—	118,220	3.52%	7.87%	June 30, 2025
September 30, 2022	112,434	—	112,434	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	2.03%	4.97%	June 30, 2028
Total	$2,148,799		$2,148,799

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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended June 30, 2025, 2024, and 2023:

	Distributions
For the Year Ended June 30, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
January 31, 2025	0.03780	338,255	0.03780	84
February 28, 2025	0.02992	265,119	0.02992	67
March 28, 2025	0.02992	266,613	0.02992	67
April 25, 2025	0.02992	268,116	0.02992	67
May 30, 2025	0.02145	189,958	0.02145	48
June 27, 2025	0.01716	152,614	0.01716	38
Total for the Year Ended June 30, 2025		$3,185,825		$591

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Distributions
For the Year Ended June 30, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	$0.03260	$78,129
August 25, 2023	0.03260	78,313
September 29, 2023	0.04095	98,612
October 27, 2023	0.03276	79,119
November 24, 2023	0.02920	70,070
December 29, 2023	0.03650	87,789
January 26, 2024	0.02920	70,440
February 23, 2024	0.02740	122,458
March 29, 2024	0.03425	153,671
April 26, 2024	0.02740	181,238
May 31, 2024	0.03405	225,515
June 28, 2024	0.02724	181,455
Total for the Year Ended June 30, 2024		$1,426,809

	Distributions
For the Year Ended June 30, 2023	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 29, 2022	$0.05305	$126,365
August 26, 2022	0.04244	100,522
September 30, 2022	0.04720	112,104
October 28, 2022	0.03776	89,974
November 25, 2022	0.03580	84,685
December 30, 2022	0.04475	106,123
January 27, 2023	0.03580	85,162
February 24, 2023	0.03344	79,752
March 31, 2023	0.04180	99,949
April 28, 2023	0.03344	80,192
May 26, 2023	0.03260	78,362
June 30, 2023	0.04075	98,197
Total for the Year Ended June 30, 2023		$1,141,387

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
During the years ended June 30, 2025, 2024, and 2023, the Company's officers and directors did not purchase any shares of our stock. During the year ended June 30, 2025, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2024 and 2023 were as follows:

	Tax Year Ended
	December 31, 2024		December 31, 2023
Ordinary income	$2,046,754		$—
Return of capital	642,930		948,614
Total distributions paid to stockholders	$2,689,684	(1)	$948,614	(2)
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
The Company's cost basis of investments as of June 30, 2025 for tax purposes was $88,771,185, resulting in an estimated net unrealized loss of $3,754,589. The gross unrealized gains and losses as of June 30, 2025 were $1,675,136 and $5,429,725, respectively. The Company's cost basis of investments as of June 30, 2024 for tax purposes was $61,391,979, resulting in an estimated net unrealized loss of $1,936,968. The gross unrealized gains and losses as of June 30, 2024 were $892,350 and $2,829,318, respectively.
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

	Tax Year Ended December 31, 2024	Tax Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$102,228	$(1,662,664)
Net realized (gains) losses on investments	3,366,992	983,058
Net change in unrealized (gains) losses on investments	(1,783,495)	442,632
Other temporary book-to-tax differences	(33,001)	(260,786)
Permanent differences	355,308	(8,210)
Taxable income (loss) before deductions for distributions	$2,008,032	$(505,970)

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the tax year ended December 31, 2024 and December 31, 2023, we had capital loss carryforwards of $7,727,035 and $6,570,844, respectively, available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent tax year ended December 31, 2024, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

Tax Year Ended December 31, 2024
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(7,727,035)
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
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $49,036,002 and $49,475,658 during the years ended June 30, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $5,279,071 and $997,560 during the years ended June 30, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $20,414,660 and $7,966,315 were received during the years ended June 30, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $26,402,278 and $8,963,875 were received during the years ended June 30, 2025 and 2024, respectively.
As of June 30, 2025 and June 30, 2024, 91% and 99%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $77,277,488 and $58,611,709, respectively. As of June 30, 2025 and June 30, 2024, 90% and 97% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $79,308,649 and $60,779,947, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and June 30, 2024:

	June 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%
Structured Subordinated Notes	864,921	709,261	1%
Common Equity/Other	3,279,862	2,061,100	2%
Preferred Equity	377,122	501,010	1%
Total Portfolio Investments	$88,404,806	$85,016,596	100%

	June 30, 2024
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$55,535,790	$54,095,336	91%
Senior Secured Loans-Second Lien	1,800,331	1,559,701	3%
Structured Subordinated Notes	3,443,826	2,956,672	5%
Common Equity/Other	1,717,943	743,301	1%
Preferred Equity	50,000	100,000	—%
Total Portfolio Investments	$62,547,890	$59,455,010	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and June 30, 2024:

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,902,129	27%
Automotive	8,145,766	10%
Telecommunications	7,355,550	9%
Consumer Goods: Non-Durable	5,069,461	6%
Beverage, Food & Tobacco	4,954,278	6%
High Tech Industries	4,915,366	6%
Services: Consumer	4,655,664	5%
Transportation: Cargo	4,466,250	5%
Consumer Goods: Durable	4,296,202	5%
Services: Business	4,184,835	5%
Media: Advertising, Printing & Publishing	3,413,576	4%
Wholesale	2,916,144	3%
Banking	2,682,544	3%
Finance	2,600,000	3%
Media: Diversified and Production	1,749,570	2%
Structured Finance	709,261	1%
Total	$85,016,596	100%

	June 30, 2024
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$19,061,883	32%
Automotive	5,943,941	10%
Services: Consumer	5,470,250	9%
Hotel, Gaming & Leisure	4,806,257	8%
Services: Business	4,286,146	7%
Media: Broadcasting & Subscription	3,451,274	6%
Telecommunications	3,031,539	5%
Banking	2,991,303	5%
High Tech Industries	2,985,077	5%
Structured Finance	2,956,672	5%
Beverage, Food & Tobacco	2,876,123	5%
Media: Diversified and Production	1,559,701	3%
Consumer goods: Non-Durable	28,375	—%
Retail	6,469	—%
Total	$59,455,010	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2025 and June 30, 2024, respectively:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$21,263,851	$56,231,804	$77,495,655
Senior Secured Loans-Second Lien	—	1,749,570	2,500,000	4,249,570
Preferred Equity	—	—	501,010	501,010
Structured Subordinated Notes	—	—	709,261	709,261
Common Equity/Other	—	—	2,061,100	2,061,100
Total Portfolio Investments	$—	$23,013,421	$62,003,175	$85,016,596

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$17,954,361	$36,140,975	$54,095,336
Senior Secured Loans-Second Lien	—	—	1,559,701	1,559,701
Structured Subordinated Notes	—	—	2,956,672	2,956,672
Common Equity/Other	—	—	743,301	743,301
Preferred Equity	—	—	100,000	100,000
Total Portfolio Investments	$—	$17,954,361	$41,500,649	$59,455,010

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
Changes in Valuation Techniques

During the year ended June 30, 2025, the valuation methodology for Aventiv Technologies, LLC (f/k/a Securus Technologies Holdings, Inc.) (“Aventiv”) for the Third Out Super Priority First Lien Term Loan changed from a combination of the yield analysis and market quotes to relying solely on market quotes, since market quotes were more active in the current period. The valuation methodology for the Second Out Super Priority First Lien Term Loan changed from the yield analysis and a combination of the yield analysis and waterfall recovery analysis, respectively, to solely the waterfall recovery analysis, given the performance of Aventiv. The fair value of our investment in Aventiv's Third Out Super Priority First Lien Term Loan and Second Out Super Priority First Lien Term Loan decreased to $2,287,376 and $84,422, respectively, as of June 30, 2025, a discount of $887,516 and $93, respectively, from its amortized cost, compared to the $237,243 and $9, unrealized discount, respectively, recorded at June 30, 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended June 30, 2025, the valuation methodology for Discovery Point Retreat, LLC for the Series A Preferred Stock changed from relying solely on the enterprise value waterfall, to relying on a combination of the enterprise value waterfall and Black-Scholes Option Pricing Method, to consider the optionality of the equity position given PFLOAT's limited control. As a result of this methodology change, the fair value of our investment in Discovery Point Retreat's Series A Preferred Stock decreased to $68,802 as of June 30, 2025, a premium of $18,802 from its amortized cost, compared to the $50,000 unrealized premium recorded at June 30, 2024.
During the year ended June 30, 2025, the valuation methodology for Shutterfly Finance, LLC for the Second Lien Term Loan changed from a combination of the yield analysis and market quotes, to relying solely on market quotes, since market quotes were more active in the current period. As a result of the quoted prices, the fair value of our investment in the Second Lien Term Loan increased to $1,749,570, as of June 30, 2025, a discount of $89,755 from its amortized cost, compared to the $240,629 unrealized discount recorded at June 30, 2024.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2025 and June 30, 2024:

	June 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	$22,902,129	27%
All Other Industries	65,675,581	62,114,467	73%
Total	$88,404,806	$85,016,596	100%

	June 30, 2024
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$19,518,610	$19,061,883	32%
All Other Industries	43,029,280	40,393,127	68%
Total	$62,547,890	$59,455,010	100%
As of June 30, 2025, investments in California and Texas comprised 12.0% and 10.8%, respectively, of our investments at fair value, with a cost of $10,111,172 and $10,269,586, respectively, and a fair value of $10,232,607 and $9,158,337, respectively.
As of June 30, 2024, investments in Texas and New Jersey comprised 16.2% and 13.7%, respectively, of our investments at fair value, with a cost of $9,880,107 and $8,092,657, respectively, and a fair value of $9,620,581 and $8,124,920, respectively.
The following is a reconciliation for the years ended June 30, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$2,956,672	$100,000	$743,301	$41,500,649
Net realized gains (losses) on investments	—	—	(1,850,522)	—	(297,076)	(2,147,598)
Net change in unrealized gains (losses) on investments	392,967	61,814	331,497	73,887	(244,120)	616,045
Net realized and unrealized gains (losses) on investments	392,967	61,814	(1,519,025)	73,887	(541,196)	(1,531,553)
Purchases of investments	34,383,512	2,500,000	—	327,123	100,000	37,310,635
Payment-in-kind interest	279,107	37,865	—	—	—	316,972
Accretion (amortization) of purchase discount and premium, net	298,155	(13,130)	—	—	—	285,025
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(699,953)	—	—	(699,953)
Repayments and sales of portfolio investments	(13,947,422)	(17,640)	(28,433)	—	—	(13,993,495)
Transfers within Level 3(2)	(1,758,995)	—	—	—	1,758,995	—
Transfers into Level 3(1)	12,610,017	—	—	—	—	12,610,017
Transfers out of Level 3(1)	(12,166,512)	(1,628,610)	—	—	—	(13,795,122)
Fair Value at June 30, 2025	$56,231,804	$2,500,000	$709,261	$501,010	$2,061,100	$62,003,175

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$(562,398)	$61,814	$315,931	$73,887	$(244,120)	$(354,886)

(1) Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2025, one of our first lien loans and one of our second lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period. During the year ended June 30, 2025, two of our first lien loans transferred out of Level 2 to Level 3 due to a decrease in the level of market activity during the period and thus this investment was valued using observable inputs such as market yield analysis and indicative dealer quotes.

(2) Includes reorganizations and restructuring of investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Notes	Structured Subordinated Notes	Preferred Equity	Equity/Other	Total
Fair Value at June 30, 2023	$13,232,914	$1,416,049	$271,899	$4,386,757	$—	$478,096	$19,785,715
Net realized gains on investments	(82,766)	—	(677,630)	(1,194,612)	—	—	(1,955,008)
Net change in unrealized gains (losses) on investments	(669,587)	101,624	480,967	516,892	50,000	(454,675)	25,221
Net realized and unrealized gains (losses) on investments	(752,353)	101,624	(196,663)	(677,720)	50,000	(454,675)	(1,929,787)
Purchases of investments	30,262,994	—	—	—	50,000	50,000	30,362,994
Restructuring of investments	(669,880)	—	—	—	—	669,880	—
Payment-in-kind interest	76,725	76,360	—	—	—	—	153,085
Accretion (amortization) of purchase discount and premium, net	(34,648)	(16,692)	(236)	—	—	—	(51,576)
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	—	(752,365)	—	—	(752,365)
Repayments and sales of portfolio investments	(3,531,915)	(17,640)	(75,000)	—	—	—	(3,624,555)
Transfers into Level 3(1)	1,152,405	—	—	—	—	—	1,152,405
Transfers out of Level 3(1)	(3,595,267)	—	—	—	—	—	(3,595,267)
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$—	$2,956,672	$100,000	$743,301	$41,500,649

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(1,157,921)	101,624	—	516,892	50,000	(454,675)	$(944,080)

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$51,519,112	Discounted Cash Flow (Yield Analysis)	Market yield	7.84%	to	15.85%		10.88%
Senior Secured First Lien Debt	179,615	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.75x	to	7.75x		6.25x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	15.00%	to	17.00%		16.00%
Senior Secured First Lien Debt	2,682,544	Market Quotes	Indicative Dealer Quotes	89.68%	to	91.43%		90.55%
Senior Secured First Lien Debt	252,767	Discounted Cash Flow (Yield Analysis)	Market yield	17.21%	to	17.21%		17.21%
		Option Pricing Model	Expected Volatility	45.00%	to	55.00%		55.00%
Senior Secured First Lien Debt	80,929	Discounted Cash Flow (Yield Analysis)	Market yield	26.38%	to	26.38%		26.38%
		Option Pricing Model	Expected Volatility	45%	to	55%		55%
		Enterprise Value Waterfall (Market Approach)	EBITDA multiple	8.00x	to	9.00x		9.00x
Senior Secured First Lien Debt	1,506,771	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.50x	to	7.50x		6.45x
Senior Secured First Lien Debt	10,066	Liquidation Scenario	EBITDA multiple	1.00x	to	1.00x		1.00x
Senior Secured Loans-Second Lien	2,500,000	Enterprise Value Waterfall (Market Approach)	Purchase Price	N/A	to	N/A		N/A
Common Equity/Other	1,961,100	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.00x		7.22x
Common Equity/Other	100,000	Enterprise Value Waterfall (Market Approach)	Purchase Price	N/A	to	N/A		N/A
Common Equity/Warrants	—	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.00x	to	0.45x		0.00x
Preferred Equity	178,802	Option Pricing Model	Expected Volatility	55.00%	to	70.00%		64.00%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	3.25x	to	6.75x		4.90x
Preferred Equity	322,208	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.50x	to	7.25x		6.35x
Subordinated Structured Notes	709,261	Discounted Cash Flow	Discount rate	15.21%	to	17.32%	(1)(2)	16.61%	(1)(2)
	$62,003,175
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
For the years ended June 30, 2025, 2024, and 2023, there were $382,135, $328,250, and $0 structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the years ended June 30, 2025, 2024, and 2023, there were accelerated original issue discounts due to repayments of $295,824, $0, and $9,966 respectively, included in interest income. For the years ended June 30, 2025, 2024, and 2023, there was no early repayment income included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Revolving Credit Facility(1)	$45,500,000	$45,500,000	$—	$—	$45,500,000
	$45,500,000	$45,500,000	$—	$—	$45,500,000

(1)As of June 30, 2025, the fair value of the Senior Secured Revolving Credit Facility was $45,500,000, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the Senior Revolving Credit Facility approximates the carrying value since the Senior Secured Revolving Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of June 30, 2025 and June 30, 2024, we had $656,566 and $0, respectively, of undrawn revolver loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $0 and $0 as of June 30, 2025 and June 30, 2024, respectively, as they were all floating rate instruments that repriced frequently.
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
During the years ended June 30, 2025, 2024, and 2023, we recorded $0, $264,524, and $1,258,907, respectively, of interest costs and amortization of financing costs on the Credit Facility as interest expense. During the years ended June 30, 2025, 2024, and 2023, we realized a loss on the extinguishment of debt in the amount of $0, $66,844 and $0, respectively.
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the Credit Facility. As of June 30, 2025, there was a $45,500,000 balance on the Senior Secured Revolving Credit Facility.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provides for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amends the original Senior Secured Revolving Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024,

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
there was an automatic commitment increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the commitment termination date of September 19, 2025 ("Commitment Termination Date") or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
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
As of June 30, 2025, we had $45,500,000 outstanding on our Senior Secured Revolving Credit Facility. As of June 30, 2025, the investments used as collateral for the Senior Secured Revolving Credit Facility had an aggregate fair value of $85,016,596, which represents 100% of our total investments for the period. As of June 30, 2025, cash balances of $1,511,158 were used as collateral for the Senior Secured Revolving Credit Facility. The fair value of the Senior Secured Revolving Credit Facility was $45,500,000 and is categorized as Level 3 under ASC 820 as of June 30, 2025. The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value as the Senior Secured Revolving Credit Facility is repriced to a market rate of interest frequently.
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
In connection with the origination of the Senior Secured Revolving Credit Facility, we incurred $1,205,721 in fees, all of which are being amortized over the term of the Senior Secured Revolving Credit Facility. As of June 30, 2025, $530,441 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2025, 2024, and 2023, we recorded $3,745,639, $979,148 and $0, respectively, of interest costs and amortization of financing costs on the Senior Secured Revolving Credit Facility as interest expense.
For the years ended June 30, 2025, 2024, and 2023, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30%, 7.80%, and 6.26% respectively, under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended June 30, 2025, 2024, and 2023, average outstanding borrowings under the Senior Secured Revolving Credit Facility and Credit Facility/Senior Secured Revolving Credit Facility was $44,141,918, $8,199,454, and $16,677,151, respectively.
Refer to Note 14 regarding subsequent events relating to the Senior Secured Revolving Credit Facility.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended June 30, 2025:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023	June 30, 2022	June 30, 2021
Per Share Data(a):	Class A	Class A	Class A	Class A	Class A
Net asset value at beginning of year	$4.69	$6.10	$7.03	$8.36	$8.28
Net investment income (loss)	0.41	(0.06)	0.20	0.31	(0.08)
Net realized and unrealized (losses) gains on investments	(0.27)	(0.55)	(0.65)	(1.05)	0.82
Net realized (losses) on extinguishment of debt	—	(0.02)	—	—	—
Net increase (decrease) in net assets resulting from operations	0.14	(0.63)	(0.45)	(0.74)	0.74
Distributions(b)
Return of capital distributions(f)	(0.06)	(0.20)	(0.28)	(0.16)	(0.46)
Distributions from net investment income(f)	(0.30)	(0.19)	(0.20)	(0.43)	(0.19)
Total Distributions	(0.36)	(0.39)	(0.48)	(0.59)	(0.65)
Offering costs	—	—	—	—	—
Other(c)	0.03	(0.39)(e)	—	—	(0.01)
Net asset value at end of year	$4.50	$4.69	$6.10	$7.03	$8.36
Total return based on net asset value (d)	3.68%	(17.39)%	(6.67)%	(9.60)%	9.03%

Supplemental Data:
Net assets at end of year	$39,978,083	$31,263,560	$14,693,862	$16,700,975	$19,947,807
Average net assets	$38,598,862	$18,543,454	$15,303,274	$18,912,658	$20,055,524
Weighted average shares outstanding	8,882,943	3,787,892	2,383,649	2,380,229	2,377,461
Ratio to average net assets:
Total annual expenses	19.06%	19.86%	21.06%	15.70%	20.07%
Total annual expenses (after expense limitation agreement/expense waivers)	14.93%	17.45%	18.3%	12.47%	18.44%
Net investment income (loss)	9.41%	(1.16)%	3.20%	3.95%	(0.93)%

Portfolio Turnover	25.79%	26.67%	—%	35.34%	17.83%

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
(e) The amounts shown for the year ended June 30, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $20 million of the Class A shares and the impact of the large influx of investments purchased during the year.

(f) The amounts reflected for the years ended June 30, 2024, 2023, 2022 and 2021 were updated based on tax information received subsequent to our Form 10-K filing for the years ended June 30, 2024, 2023, 2022 and 2021. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 6 within the accompanying notes to the consolidated financial statements for further discussion.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended June 30,
2025 (f)
Per Share Data(a):	Class I
Net asset value at beginning of year	$4.65
Net investment income (loss)	0.34
Net realized and unrealized (losses) on investments	(0.23)
Net increase/(decrease) in net assets resulting from operations	0.11
Distributions(b)
Return of capital distributions	(0.06)
Distributions from net investment income	(0.21)
Total Distributions	(0.27)
Offering costs	—
Other(c)(e)	0.01
Net asset value at end of year	$4.50
Total return based on net asset value(d)	2.52%

Supplemental Data:
Net assets at end of year	$10,054
Average net assets	$10,168
Weighted average shares outstanding	2,237
Ratio to average net assets:
Total annual expenses(e)	18.25%
Total annual expenses (after expense limitation agreement/expense waivers)(e)	13.95%
Net investment income (loss)(e)	9.89%

Portfolio Turnover	16.05%

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
(e) Annualized for the year ended June 30, 2025.
(f) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2025, there are no shares of Class S or Class D common stock outstanding. The year ended June 30, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to June 30, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2019. As of June 30, 2025 and June 30, 2024, our asset coverage ratio stood at 188% and 213%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2025	$45,500,000	$1,879
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
June 30, 2021	$21,000,000	$1,950	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2025, 2024, and 2023.

Class A Shares	Year Ended June 30,
	2025	2024	2023
Net increase/(decrease) in net assets resulting from operations	$1,238,642	$(2,359,221)	$(1,085,293)
Weighted average common stock outstanding	8,882,949	3,787,892	2,383,649
Net increase/(decrease) in net assets resulting from operations per share	$0.14	$(0.63)	$(0.45)

Class I Shares(a)	Year Ended June 30,
2025
Net increase/(decrease) in net assets resulting from operations	$246
Weighted average common stock outstanding	2,237
Net increase/(decrease) in net assets resulting from operations per share	$0.11
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2025, there are no shares of Class S or Class D common stock outstanding. The year ended June 30, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to June 30, 2025.

NOTE 13 - SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation. The chief operating decision maker (“CODM”) is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations applicable to common stockholders (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s common stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning July 1, 2025 and ending September 3, 2025, the Company issued 90,155 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $402,091.

Repurchase Offer

On June 26, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $751,301. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2025. The offer expired at 4:00 P.M., Eastern Time, on July 30, 2025, and a total of 65,840 shares were validly tendered and not withdrawn pursuant to the offer as of such date. In accordance with the terms of the offer, the Company purchased all 65,840 shares validly tendered and not withdrawn at a price equal to $4.53 per share for an aggregate purchase price of approximately $298,257.
Investment Activity
During the period beginning July 1, 2025 and ending September 3, 2025, the Company sold 9 investments in portfolio companies totaling $14,469,469.
During the period beginning July 1, 2025 and ending September 3, 2025, the Company made an investment in portfolio companies totaling $4,100,000.
On August 1, 2025, Amneal Pharmaceuticals LLC fully repaid the $1,405,660 First Lien Term Loan to us at par.
On August 15, 2025, Druid City Infusion, LLC repaid the $953,750 First Lien Term Loan to us at par.
Senior Secured Revolving Credit Facility and OZK Credit Facility
On July 8, 2025, we drew $3,400,000 on the Senior Secured Revolving Credit Facility. On July 25, 2025, August 4, 2025 and August 7, 2025, we repaid $4,700,000, 3,000,000 and 7,400,000 on the Senior Secured Revolving Credit Facility, respectively.
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC, as borrower, and the lenders party thereto.
In conjunction with the closing of the OZK Credit Facility, we terminated the Senior Secured Revolving Credit Facility. On August 18, 2025 and August 20, 2025, we repaid $5,800,000 and $1,000,000 on the OZK Credit Facility, respectively. On August 27, 2025 we drew $4,000,000 on the OZK Credit Facility. As of September 3, 2025, there was no balance on the Senior Secured Revolving Credit Facility. As of September 3, 2025, there was a $40,200,000 outstanding OZK Credit Facility balance.
The OZK Credit Facility is scheduled to mature on August 10, 2029 and generally bears interest at a rate of one-month SOFR + 2.50%. The OZK Credit Facility is secured by assets of the borrower. Under the Loan and Servicing Agreement, dated as of August 12, 2025, (the “Loan Agreement”), the borrower has made certain customary representations and warranties and is required to comply with various covenants, including borrowing restrictions, reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
Expense Limitation Agreement
On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Fifth Amended and Restated ELA are identical to those of the ELA.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025 based on Internal Control—Integrated Framework (2013) issued by COSO.
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
Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the year ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

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
4.1    Description of Securities (22)
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
10.2     Third Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P.(7)
10.3     Fourth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Capital Management L.P. (2)
10.4    Fifth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(24)
10.5    Sixth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(25)

10.6    Distribution Reinvestment Plan(1)
10.7     Form of Dealer Manager Agreement(3)
10.8     Senior Secured Revolving Credit Agreement, by and between Prospect Floating Rate and Alternative Income
Fund Inc. and Sumitomo Mitsui Banking Corporation (11)
10.9    First Amended and Restated Administration Agreement, by and between TP Flexible Income Fund, Inc. and Prospect
Administration LLC(15)
10.10    Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity
Fund, Inc.(19)
10.11    Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway
Capital Opportunity Fund, Inc.(18)
10.12    License Agreement between the Registrant and Prospect Capital Investment Management, LLC(13)
10.13    Document Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank National Association (4)
10.14    Securities Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank Trust Company, National Association (5)
10.15    Loan and Servicing Agreement dated as of August 12, 2025 among Prospect Flexible Funding, LLC as Borrower, Prospect Floating Rate and Alternative Income Fund, Inc. as Servicer, the Lenders from time to time party thereto as Lenders, the Managing Agents from time to time party thereto as Managing Agents, U.S. Bank Trust Company, National Association as Calculation Agent, Paying Agent and Documentation Agent and Bank OZK as Facility Agent (26)
14.1    Amended Code of Ethics(16)
21.1    Subsidiaries (23)
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
(22)Incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 12, 2024.
(23)Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 12, 2024.
(24)Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on February 13 , 2025.
(25)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 25, 2025.
(26)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2025.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 3, 2025.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	September 3, 2025
September 3, 2025

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	September 3, 2025
September 3, 2025
/s/ EUGENE S. STARK
Eugene S. Stark
Director
September 3, 2025