Form 10-Q
period 2025-09-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2025-11-12
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

As of November 12, 2025, the Registrant had 9,129,161 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of November 12, 2025, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission (the "SEC"), Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this Quarterly Report or in our Annual Report on Form 10-K for the year ended June 30, 2025.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Consolidated Financial Statements

Assets	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $74,841,274 and $88,404,806, respectively) (Notes 7 and 8)	$69,467,990	$85,016,596
Cash and cash equivalents (restricted cash of $376,218 and $—, respectively)	23,103,480	16,499,200
Deferred financing costs (Note 10)	1,061,694	530,441
Interest receivable	753,926	564,755
Due from Adviser (Note 4)	298,995	—
Receivable for repayments of portfolio investments	134,802	74,284
Prepaid expenses and other assets	83,752	133,985
Deferred offering costs	44,152	106,129
Total Assets	94,948,791	102,925,390

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	—	45,500,000
OZK Credit Facility (Note 10)	39,246,250	—
Payable for open trades	15,452,231	14,988,042
Due to Administrator (Note 4)	2,015,442	2,015,442
Accrued legal fees	449,247	49,068
Distributions payable	310,487	152,652
Interest payable	121,956	29,810
Accrued expenses	73,793	68,489
Accrued audit fees	53,593	133,750
Total Liabilities	57,722,999	62,937,253
Commitments and Contingencies (Note 9)
Net Assets	$37,225,792	$39,988,137

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 8,994,719 and 8,895,933 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$8,996	$8,897
Paid-in capital in excess of par (Note 3 and Note 6)	54,121,473	53,680,378
Distributions in excess of earnings (Note 6)	(16,904,677)	(13,701,138)
Net Assets	$37,225,792	$39,988,137

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

NET ASSET VALUE PER SHARE	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
Class A Shares:
Net assets	$37,216,536	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,992,482	8,893,696
Net asset value per share	$4.14	$4.50

Class I Shares:
Net assets	$9,256	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$4.14	$4.50

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2025	2024
Investment Income
Interest income from non-control/non-affiliate investments	$2,159,800	$2,095,931
PIK interest income from non-control/non-affiliate investments	31,556	69,279
Total Investment Income	2,191,356	2,165,210

Operating Expenses
Interest expense and credit facility expenses (Note 10)	844,950	804,388
Base management fees (Note 4)	296,870	289,161
Administrator Costs (Note 4)	167,500	175,000
Audit and tax expense	84,843	154,500
Legal expense	61,636	110,601
Transfer agent’s fees and expenses	59,088	74,975
Offering costs	41,963	135,527
General and administrative	29,239	27,680
Insurance expense	16,226	31,907
Valuation services	6,000	16,306
Total Operating Expenses	1,608,315	1,820,045
Expense limitation reimbursement (Note 4)	(763,365)	(289,161)
Total Net Operating Expenses	844,950	1,530,884
Net Investment Income (Loss)	1,346,406	634,326

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(1,070,322)	(726,757)
Net realized losses	(1,070,322)	(726,757)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(1,985,074)	350,894
Net change in unrealized gains/(losses)	(1,985,074)	350,894
Net Realized Losses and Net Change in Unrealized Losses on Investments	(3,055,396)	(375,863)
Extinguishment of debt	(495,849)	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(2,204,839)	$258,463

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Common Stock
For the Three Months Ended September 30, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2025	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,346,406	1,346,406
Net realized gains (losses) on investments	—	—	—	—	(1,070,322)	(1,070,322)
Net realized losses on debt	—	—	—	—	(495,849)	(495,849)
Net change in unrealized gains (losses) on investments	—	—	—	—	(1,985,074)	(1,985,074)
Net increase (decrease) from operations	—	—	—	—	(2,204,839)	(2,204,839)
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(998,450)	(998,450)
Net increase (decrease) from distributions	—	—	—	—	(998,450)	(998,450)
Class I:
Distributions from earnings	—	—	—	—	(250)	(250)
Net increase (decrease) from distributions	—	—	—	—	(250)	(250)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	164,626	—	165	739,285	—	739,450
Repurchase of common shares	(65,840)	—	(66)	(298,190)	—	(298,256)
Net increase (decrease) from share transactions	98,786	—	99	441,095	—	441,194
Balance as of September 30, 2025	8,992,482	$2,237	$8,996	$54,121,473	$(16,904,677)	$37,225,792
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2025, there are no shares of Class S or Class D common stock outstanding.

	Common Stock - Class A(1)
For the Three Months Ended September 30, 2024	Shares	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$6,662	$43,901,672	$(12,644,774)	$31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	634,326	634,326
Net realized gains (losses) on investments	—	—	—	(726,757)	(726,757)
Net realized gains (losses) on the extinguishment of debt	—	—	—	—	—
Net increase (decrease) from operations	—	—	—	350,894	350,894
Distributions to Shareholders (Note 6)
Distributions from earnings	—	—	—	(797,408)	(797,408)
Return of capital distributions	—	—	(33,756)	—	(33,756)
Capital Transactions (Note 3)
Shares issued	2,096,436	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	130,041	130	618,630	—	618,760
Repurchase of common shares	(47,845)	(48)	(223,390)	—	(223,438)
Net increase (decrease) from share transactions	2,178,632	2,178	10,359,388	(538,945)	9,822,621
Balance as of September 30, 2024	8,840,005	$8,840	$54,261,060	$(13,183,719)	$41,086,181

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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(2,204,839)	$258,463
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments and sales of portfolio investments	17,095,282	7,712,639
Purchases of investments	(4,619,693)	(32,865,621)
Net change in unrealized (gains)/losses on investments	1,985,074	(350,894)
Net realized losses on investments	1,070,322	726,757
Net realized losses on extinguishment of debt	495,849	—
Net Reductions to Subordinated Structured Notes and related investment cost	112,249	171,973
Amortization of deferred financing costs	71,435	104,481
Amortization of premiums (accretion of purchase discounts) on investments, net	(62,784)	(81,738)
Amortization of offering costs	41,963	135,527
Payment-in-kind interest	(31,556)	(69,279)
Settlement of Treasury Bills	(292)	(111)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Due from Adviser (Note 4)	(298,995)	—
Interest receivable	(189,170)	(641,160)
Receivable for repayments of portfolio investments	(60,518)	(127,706)
Prepaid expenses and other assets	50,233	31,910
Increase (Decrease) in operating liabilities
Payable for open trades	464,189	7,955,519
Accrued legal fees	420,193	(51,679)
Interest payable	92,146	(108,992)
Accrued audit fees	(80,157)	20,498
Accrued expenses	5,305	(69,165)
Due to Administrator (Note 5)	—	155,000
Net cash provided by/(used in) operating activities	14,356,236	(17,093,578)
Cash flows from financing activities:
Gross proceeds from shares sold	—	10,000,000
Distributions paid to stockholders	(101,413)	(124,415)
Repurchase of common stock	(298,256)	(223,438)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	3,400,000	29,300,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(48,900,000)	(17,500,000)
Borrowings under OZK Credit Facility (Note 10)	47,075,000	—
Repayments under OZK Credit Facility (Note 10)	(7,828,750)	—
Financing costs paid and deferred	(1,098,537)	(19,201)
Net cash provided by/(used in) financing activities	(7,751,956)	21,432,946
Net increase (decrease) in Cash, Cash Equivalents and Restricted Cash	6,604,280	4,339,368
Cash, Cash Equivalents and Restricted Cash at beginning of period	16,499,200	15,406,421
Cash, Cash Equivalents and Restricted Cash at end of period	$23,103,480	$19,745,789
Supplemental disclosures:
Cash paid for interest	$587,297	$808,899
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$739,450	$618,760

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)

									September 30, 2025
Portfolio Company / Security Type(x)	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)	Telecommunications	6/28/2024	11.76%	3M SOFR	7.50%	11.76%	1.00	3/31/2026		$86,828	$86,706	$86,828	0.23%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	14.26%	3M SOFR	10.00%		1.00	3/31/2026		95,193	94,302	95,193	0.26%
BCPE North Star US Holdco 2, Inc.(f)(i)(j)	Beverage, Food & Tobacco	2/2/2022	8.43%	3M SOFR	4.00%		0.75	6/9/2028		3,001,570	2,903,511	3,005,472	8.07%
Burgess Point Purchaser Corporation(f)(i)	Automotive	7/26/2024	9.51%	1M SOFR	5.35%		0.50	7/25/2029		2,961,929	2,814,166	2,584,579	6.94%
CareerBuilder, LLC(h)(j)(m)(o)	Services: Consumer	4/13/2023	6.94%	1M SOFR	2.50%		1.00	7/31/2026		745,615	719,993	65,332	0.18%
Discovery Point Retreat, LLC(f)(h)	Healthcare & Pharmaceuticals	6/14/2024	12.01%	3M SOFR	7.75%		3.25	6/14/2029		3,925,000	3,925,000	3,925,000	10.54%
DRI Holding Inc.(f)(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.51%	1M SOFR	5.25%		0.50	12/21/2028		2,409,724	2,330,468	2,409,724	6.47%
Druid City Infusion, LLC - First Lien Term Loan(f)(h)	Healthcare & Pharmaceuticals	9/30/2024	11.50%	3M SOFR	7.50%		3.00	10/4/2029		3,996,793	3,996,793	3,996,793	10.74%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(f)(h)(m)		9/30/2024	8.00%			2.00%	—	10/4/2033		51,012	51,012	97,540	0.26%
Emerge Intermediate, Inc.(f)(h)(m)(n)	Healthcare & Pharmaceuticals	2/26/2024	10.50%			4.00%	1.00	8/31/2027		5,214,322	5,214,322	4,745,032	12.75%
First Brands Group(i)(o)(z)	Automotive	2/8/2024	9.57%	3M SOFR	5.00%		1.00	3/30/2027		1,969,152	1,967,705	715,984	1.92%
		3/8/2024	9.57%	3M SOFR	5.00%		1.00	3/30/2027		3,939,631	3,902,776	1,435,601	3.86%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)	Telecommunications	8/6/2024	11.66%	1M SOFR	7.50%		3.00	8/6/2029		4,950,000	4,848,335	4,884,660	13.12%
Healthcare Venture Partners, LLC(f)(h)	Healthcare & Pharmaceuticals	8/29/2025	12.00%	3M SOFR	8.00%		3.50	8/29/2030		3,990,000	3,990,000	3,990,000	10.72%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(f)(h)	Transportation: Cargo	12/3/2024	9.50%	3M SOFR	5.50%		0.75	12/30/2028		2,958,778	2,912,323	2,958,778	7.95%
iQOR Holdings, Inc.(f)(h)	Services: Consumer	6/11/2024	11.51%	3M SOFR	7.50%		2.50	6/11/2029		4,539,197	4,539,197	4,539,197	12.19%
MoneyGram International, Inc.(f)(i)	Banking	4/23/2024	8.81%	3M SOFR	4.75%		0.50	6/1/2030		2,955,000	2,914,352	2,674,571	7.18%
New WPCC Parent, LLC(f)(h)(j)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.66%	3M SOFR	9.50%		2.00	5/9/2030		1,310,513	1,278,375	1,310,513	3.52%
PlayPower, Inc.-First Lien Term Loan(f)(h)	Consumer goods: Durable	8/28/2024	9.25%	3M SOFR	5.25%		0.75	8/28/2030		2,803,778	2,751,846	2,803,778	7.53%
Recovery Solutions Parent, LLC(f)(h)	Healthcare & Pharmaceuticals	1/27/2025	11.50%	3M SOFR	7.50%		2.00	1/27/2030		679,863	396,289	679,863	1.83%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(f)(h)(j)	Services: Business	7/15/2024	9.46%	3M SOFR	5.00%		1.00	7/15/2028		1,451,339	1,444,101	1,444,953	3.88%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	9.96%	3M SOFR	5.50%		1.00	10/15/2028		1,286,888	1,278,294	1,119,592	3.01%
S&S Holdings LLC(f)(i)	Wholesale	7/16/2024	9.27%	3M SOFR	5.00%		0.50	3/11/2028		2,961,240	2,944,372	2,955,910	7.94%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)

									September 30, 2025
Portfolio Company / Security Type(x)	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(f)(h)(s)	Consumer Goods: Non-Durable	1/23/2025	11.26%	3M SOFR	7.00%		3.00	1/23/2030		$4,714,375	$4,714,375	$4,714,375	12.66%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(f)(h)(m)(s)			11.00%			2.00%	—	1/23/2030		202,795	202,795	339,093	0.91%
Verify Diagnostics, LLC(f)(h)(u)	Healthcare & Pharmaceuticals	5/14/2025	14.28%	3M SOFR	10.28%		3.50	5/15/2030		2,479,253	2,479,253	2,479,253	6.66%
WatchGuard Technologies, Inc.(f)(h)(j)	High Tech Industries	2/8/2024	9.41%	1M SOFR	5.25%		0.75	6/30/2029		3,430,232	3,384,195	3,426,116	9.20%
Total Senior Secured Loans-First Lien											$68,084,856	$63,483,730	170.52%
Senior Secured Loans-Second Lien(k)
QC Holdings, LLC(a)(f)(h)(w)	Finance	6/30/2025	23.50%	3M SOFR	18.50%		5.00	6/30/2030		$2,500,000	$2,500,000	$2,500,000	6.72%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(a)(h)(w)(y)	Finance	9/29/2025	23.50%	3M SOFR	18.50%		5.00	6/30/2030		57,387	57,387	57,387	0.15%
Total Senior Secured Loans-Second Lien											$2,557,387	$2,557,387	6.87%
Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	—%	Residual Interest/Current Yield				7/18/2029		$250,000	$82,074	$73,450	0.20%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	—%	Residual Interest/Current Yield				1/22/2030		500,000	4,281	4,300	0.01%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	—%	Residual Interest/Current Yield				7/24/2030		246,767	—	—	—%
GoldenTree Loan Opportunities IX, Ltd.(v)	Structured Finance	7/19/2017	—%	Residual Interest/Current Yield				10/29/2029		250,000	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	—%	Residual Interest/Current Yield				4/22/2030		250,000	—	14,450	0.04%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	—%	Residual Interest/Current Yield				7/16/2029		850,000	—	—	—%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	—%	Residual Interest/Current Yield				7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	Residual Interest/Current Yield				2/14/2031		387,538	73,010	56,309	0.15%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	—%	Residual Interest/Current Yield				3/17/2030		475,000	—	1,045	—%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				7/20/2030		250,000	968	925	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				4/15/2031		500,000	59,993	48,500	0.13%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	—%	Residual Interest/Current Yield				10/21/2030		250,000	63,344	46,675	0.13%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	—%	Residual Interest/Current Yield				4/30/2027		275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	—%	Residual Interest/Current Yield				10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/21/2031		250,000	11,141	8,000	0.02%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	—%	Residual Interest/Current Yield				7/22/2030		325,000	14,312	10,238	0.03%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	—%	Residual Interest/Current Yield				10/15/2031		250,000	49,079	37,525	0.10%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	—%	Residual Interest/Current Yield				10/15/2030		278,312	33,392	25,772	0.07%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	—%	Residual Interest/Current Yield				1/21/2031		250,000	50,453	38,825	0.10%
Total Structured Subordinated Notes											$442,047	$366,014	0.98%
Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		$472,357	$620,000	1.67%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)

									September 30, 2025
Portfolio Company / Security Type(x)	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Common Equity/Other(g)(h)(k)
AP Special Sits Camaro Holdings, LLC(q)	Services: Consumer	1/2/2025							553		$—	$—	—%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	77,505	0.21%
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	203,306	0.55%
QC Holdings Topco, LLC(a)	Finance	6/30/2025							1,000		100,000	190,810	0.51%
Recovery Solutions Parent, LLC, Membership Interest	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,123,220	3.02%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	107,435	0.29%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023							2,500		997,560	—	—%
Total Common Equity/Other											$3,279,862	$2,322,276	6.24%

Preferred Stock(g)(h)(k)
Discovery MSO HoldCo LLC(m)(p)	Healthcare & Pharmaceuticals	6/14/2024				8.00%			54		$50,000	$67,746	0.18%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	130,000	0.35%
New WPCC PARENT, LLC (Series A Preferred Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							17,452		177,122	239,094	0.64%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8.00%			50		50,000	127,743	0.34%
Verify Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	5/14/2025				12.00%			100,000		100,000	174,000	0.47%
Total Preferred Stock											$477,122	$738,583	1.98%

Total Portfolio Investments											$74,841,274	$69,467,990	186.61%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2025, 5% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2025. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of September 30, 2025, the one-and-three month SOFR rates were 4.13% and 3.98%, respectively.
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)
(f) Security, or a portion thereof, is held by Prospect Flexible Funding, LLC (“PFF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the OZK Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair value of the investments used as collateral by the Company for the OZK Credit Facility at September 30, 2025 was $57,225,726, representing 82% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	$12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
CareerBuilder, LLC	Senior Secured Loans-First Lien	6/5/2020	690,000
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
New WPCC Parent, LLC	Senior Secured Loans-First Lien	9/16/2025	462,306
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended September 30, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.76%	—%	11.76%	(A)
Discovery MSO HoldCo LLC	8.00%	—%	8.00%
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc.	4.00%	—%	4.00%
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.50%	14.50%	(B)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(B) The QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated June 30, 2025, allows for a portion of interest accruing in cash to be payable in kind. The first interest payment was due September 30, 2025.

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
(q)     We hold warrants in AP Special Sits Camaro Holdings, LLC, which is the parent company of Careerbuilder LLC, in which we own a first-lien term loan investment.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$21,223,994	$—	$—	$2,557,366	$23,781,360	64%
Consumer Goods: Non-Durable	5,053,468	—	—	127,743	5,181,211	14%
Telecommunications	5,066,681	—	—	—	5,066,681	14%
Automotive	4,736,164	—	—	—	4,736,164	13%
Services: Consumer	4,604,529	—	—	77,505	4,682,034	13%
High Tech Industries	3,426,116	—	—	—	3,426,116	9%
Beverage, Food & Tobacco	3,005,472	—	—	—	3,005,472	8%
Transportation: Cargo	2,958,778	—	—	—	2,958,778	8%
Wholesale	2,955,910	—	—	—	2,955,910	8%
Consumer Goods: Durable	2,803,778	—	—	—	2,803,778	8%
Finance	—	2,557,387	—	190,810	2,748,197	7%
Banking	2,674,571	—	—	—	2,674,571	7%
Services: Business	2,564,545	—	—	107,435	2,671,980	7%
Media: Advertising, Printing & Publishing	2,409,724	—	—	—	2,409,724	6%
Structured Finance (A)	—	—	366,014	—	366,014	1%
Total Portfolio	$63,483,730	$2,557,387	$366,014	$3,060,859	$69,467,990	187%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of September 30, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$21,331,044	$—	$—	$2,079,136	$23,410,180
Automotive	8,684,647	—	—	—	8,684,647
Consumer Goods: Non-Durable	4,917,170	—	—	1,047,560	5,964,730
Services: Consumer	5,259,190	—	—	50,000	5,309,190
Telecommunications	5,029,343	—	—	—	5,029,343
High Tech Industries	3,384,195	—	—	—	3,384,195
Services: Business	2,722,395	—	—	282,262	3,004,657
Wholesale	2,944,372	—	—	—	2,944,372
Banking	2,914,352	—	—	—	2,914,352
Transportation: Cargo	2,912,323	—	—	—	2,912,323
Beverage, Food & Tobacco	2,903,511	—	—	—	2,903,511
Consumer Goods: Durable	2,751,846	—	—	—	2,751,846
Finance	—	2,557,387	—	100,000	2,657,387
Media: Advertising, Printing & Publishing	2,330,468	—	—	—	2,330,468
Structured Finance (A)	—	—	442,047	—	442,047
Retail	—	—	—	198,026	198,026
Total Portfolio	$68,084,856	$2,557,387	$442,047	$3,756,984	$74,841,274

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
(u) The investment represents a unitranche loan with characteristics of a traditional first lien senior secured loan, but which pursuant to an agreement among lenders is divided among unaffiliated lenders into “first out” and “last out” tranches yielding different interest rates, where our investment is the “last out” tranche(s) of such unitranche loan, subject to payment priority in favor of a first out tranche held by an unaffiliated lender; or, the Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche(s) with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2025 (Unaudited)
(v)     Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
(w) As of September 30, 2025, an affiliated fund of our Investment Advisor owns 95.40% of the equity in QC Holdings TopCo, LLC and is considered a controlling beneficial interest per the 1940 Act.
(x)    As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the three months ended September 30, 2025.

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at September 30, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(y)    On September 29, 2025, PFLOAT committed to a $187,133 second-lien delayed draw term loan, of which $57,387 is drawn as of September 30, 2025.
(z)     First Brands Group and certain of its affiliates (“First Brands”) filed voluntary petitions for Chapter 11 bankruptcy protection.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025

						June 30, 2025
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(f)(k)
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan (i)(j)(m)(n)	Telecommunications	3/28/2024	9.65% (3M SOFR+5.09%)	1.00	3/31/2026	$3,202,711	$3,174,893	$2,287,376	5.72%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)		6/28/2024	12.06% (3M SOFR+7.50%)	1.00	3/31/2026	84,422	84,514	84,422	0.21%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	14.59% (3M SOFR+10.00%)	1.00	3/31/2026	95,193	93,354	95,193	0.24%
Amneal Pharmaceuticals LLC(i)	Healthcare & Pharmaceuticals	4/22/2024	9.83% (1M SOFR+5.50%)	—	5/4/2028	2,905,660	2,893,170	2,960,287	7.40%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	8.44% (3M SOFR+4.00%)	0.75	6/9/2028	5,009,381	4,820,318	4,954,278	12.39%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	9.65% (1M SOFR+5.35%)	0.50	7/25/2029	2,969,543	2,821,071	2,551,135	6.38%
CareerBuilder, LLC(h)(j)(m)(o)	Services: Consumer	4/13/2023	6.94% (1M SOFR+2.50%) plus 4.25% PIK	1.00	7/31/2026	745,615	719,993	10,066	0.03%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	12.31% (3M SOFR+7.75%)	3.25	6/14/2029	3,940,000	3,940,000	3,940,000	9.85%
DRI Holding Inc.(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.68% (1M SOFR+5.25%)	0.50	12/21/2028	3,415,967	3,293,835	3,413,576	8.54%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	11.80% (3M SOFR+7.50%)	3.00	10/4/2029	4,963,043	4,963,043	4,963,043	12.41%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)		9/30/2024	6.00% plus 2.00% PIK	—	10/4/2033	50,752	50,752	80,929	0.20%
Emerge Intermediate, Inc.(h)(m)(n)	Healthcare & Pharmaceuticals	2/26/2024	6.00% plus 4.50% PIK	1.00	8/31/2027	5,186,659	5,186,659	4,843,302	12.11%
First Brands Group(i)	Automotive	2/8/2024	9.54% (3M SOFR+5.00%)	1.00	3/30/2027	1,969,152	1,967,705	1,865,771	4.67%
		3/8/2024	9.54% (3M SOFR+5.00%)	1.00	3/30/2027	3,939,631	3,902,776	3,728,860	9.32%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(h)	Telecommunications	8/6/2024	11.83% (1M SOFR+7.50%)	3.00	8/6/2029	4,962,500	4,844,386	4,888,559	12.23%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(h)	Transportation: Cargo	12/3/2024	9.80% (3M SOFR+5.50%)	0.75	12/30/2028	4,466,250	4,386,823	4,466,250	11.17%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	11.81% (3M SOFR+7.50%)	2.50	6/11/2029	4,570,447	4,570,447	4,570,447	11.43%
MoneyGram International, Inc.(h)	Banking	4/23/2024	9.07% (3M SOFR+4.75%)	0.50	6/1/2030	2,962,500	2,926,825	2,682,544	6.71%
New WPCC Parent, LLC (h)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.80% (3M SOFR+9.50%)	2.00	5/9/2030	825,238	825,238	825,238	2.06%
PlayPower, Inc.-First Lien Term Loan(h)	Consumer goods: Durable	8/28/2024	9.55% (3M SOFR+5.25%)	0.75	8/28/2030	4,310,859	4,222,652	4,296,202	10.74%
PlayPower, Inc.-First Lien Revolving Line of Credit - Commitment(h)(q)						—	—	—	—%
Recovery Solutions Parent, LLC(h)	Healthcare & Pharmaceuticals	1/27/2025	11.80% (3M SOFR+7.50%)	2.00	1/27/2030	681,533	391,227	681,533	1.70%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	9.59% (3M SOFR+5.00%)	1.00	7/15/2028	2,955,013	2,926,551	2,923,690	7.31%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)		7/15/2024	10.09% (3M SOFR+5.50%)	1.00	10/15/2028	1,290,146	1,284,051	1,122,427	2.81%
S&S Holdings LLC(i)	Wholesale	7/16/2024	9.42% (3M SOFR+5.00%)	0.50	3/11/2028	2,968,992	2,957,298	2,916,144	7.29%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(h)(s)	Consumer Goods: Non-Durable	1/23/2025	11.56% (3M SOFR+7.00%)	3.00	1/23/2030	4,726,250	4,726,250	4,726,250	11.82%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(h)(m)(s)			9.00% plus 2.00% PIK	—	1/23/2030	201,762	201,762	252,767	0.63%
Verify Diagnostics, LLC(h)(x)	Healthcare & Pharmaceuticals	5/14/2025	14.58% (3M SOFR+10.28%)	3.50	5/15/2030	2,500,000	2,500,000	2,450,000	6.13%

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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2025 (Continued)

						June 30, 2025
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	Coupon/Yield (b)	Floor	Legal Maturity	Principal/ Quantity	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Structured Subordinated Notes (a)(f)(e)(h)(l)(k)
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	Residual Interest, current yield 0%	N/A	1/21/2031	$250,000	$55,518	$43,925	0.11%
Total Structured Subordinated Notes							$864,921	$709,261	1.77%

Common Equity/Other(f)(g)(h)(k)
ACON IWP Investors I, L.L.C. - 472,357 units	Healthcare & Pharmaceuticals	4/30/2015	N/A	N/A	N/A		$472,357	$617,500	1.54%
AP Special Sits Camaro Holdings, LLC(y) - 553 units	Healthcare & Pharmaceuticals	1/2/2025	N/A	N/A	N/A		—	—	—%
FullBeauty Brands Holding, Common Stock - 72 units	Retail	2/7/2019	N/A	N/A	N/A		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP) - 50 units	Services: Consumer	6/11/2024	N/A	N/A	N/A		50,000	75,151	0.19%
New WPCC Parent, LLC (Class A Common Stock) (t) - 18,449 units	Healthcare & Pharmaceuticals	5/8/2025	N/A	N/A	N/A		93,822	142,240	0.36%
QC Holdings Topco, LLC(a) - 1,000 units	Finance	6/30/2025	N/A	N/A	N/A		100,000	100,000	0.25%
Recovery Solutions Parent, LLC, Membership Interest - 37,391 units	Healthcare & Pharmaceuticals	1/27/2025	N/A	N/A	N/A		1,085,835	987,491	2.47%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc) - 17,876 units	Services: Business	6/14/2024	N/A	N/A	N/A		282,262	138,718	0.35%
Rising Tide Holdings, Inc., Common Stock - 2,500 units	Consumer goods: Non-Durable	9/11/2023	N/A	N/A	N/A		997,560	—	—%
Total Common Equity/Other							$3,279,862	$2,061,100	5.15%

Preferred Stock(f)(g)(h)(k)
Discovery MSO HoldCo LLC(m)(p) - 53 units	Healthcare & Pharmaceuticals	6/14/2024	8.00% PIK	N/A	N/A		$50,000	$68,802	0.17%
New WPCC PARENT, LLC (Series A Preferred Stock) (t) - 17,452 units	Healthcare & Pharmaceuticals	5/8/2025	N/A	N/A	N/A		177,122	231,764	0.58%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s) - 50 units	Consumer Goods: Non-Durable	1/23/2025	8.00% PIK	N/A	N/A		50,000	90,444	0.23%
Verify Diagnostic Holdings LLC - 100,000 units	Healthcare & Pharmaceuticals	5/14/2025	N/A	N/A	N/A		100,000	110,000	0.28%
Total Preferred Stock							$377,122	$501,010	1.25%

Total Portfolio Investments							$88,404,806	$85,016,596	212.60%
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
(B) The QC Holdings TopCo, LLC Senior Secured Term Loan Agreement, dated June 30, 2025, allows for a portion of interest accruing in cash to be payable in kind. The first interest payment was due September 30, 2025.

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
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$20,750,089	$—	$—	$1,979,136	$22,729,225
Automotive	8,691,552	—	—	—	8,691,552
Telecommunications	8,197,147	—	—	—	8,197,147
Consumer Goods: Non-Durable	4,928,012	—	—	1,047,560	5,975,572
Services: Consumer	5,290,440	—	—	50,000	5,340,440
High Tech Industries	4,867,983	—	—	—	4,867,983
Beverage, Food & Tobacco	4,820,318	—	—	—	4,820,318
Services: Business	4,210,602	—	—	282,262	4,492,864
Transportation: Cargo	4,386,823	—	—		4,386,823
Consumer Goods: Durable	4,222,652	—	—	—	4,222,652
Media: Advertising, Printing & Publishing	3,293,835	—	—	—	3,293,835
Wholesale	2,957,298	—	—	—	2,957,298
Banking	2,926,825	—	—	—	2,926,825
Finance	—	2,500,000	—	100,000	2,600,000
Media: Diversified and Production	—	1,839,325	—	—	1,839,325
Structured Finance	—	—	864,921	—	864,921
Retail	—	—	—	198,026	198,026
Total Portfolio	$79,543,576	$4,339,325	$864,921	$3,656,984	$88,404,806

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2026. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PFLOAT, the SPV and the Consolidated Holding Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash. All cash and restricted cash balances are maintained with high credit quality financial institutions. Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. The Company had restrictions after August 12, 2025 on the uses of the cash held by Prospect Flexible Funding, LLC based on the terms of the OZK Credit Facility (as defined in Note 10). As a result, the Company has $376,218 of restricted cash as of September 30, 2025. The Company had no restricted cash as of June 30, 2025. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of September 30, 2025 and June 30, 2025, cash equivalents were $14,989,925 and $14,988,042, respectively.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of September 30, 2025, we had two assets going through bankruptcy. As of June 30, 2025, we had one asset going through bankruptcy.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2025 and June 30, 2025, our qualifying assets as a percentage of total assets stood at 95.15% and 96.04%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2025, approximately 2.33% of our total assets at fair value were on non-accrual status. As of June 30, 2025, approximately 0.01% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
The Company recognizes realized losses for certain CLO equity investments when the Company determines that a CLO’s expected remaining cash flows do not exceed amortized cost basis. In such situations, the amortized cost basis of the CLO is written down and recognized as a realized loss.
Due from and to Adviser. Amounts due from the Adviser are for amounts waived under the ELA, respectively (as such terms are defined in Note 4) and amounts due to the Adviser are for base management fees, incentive fees, operating expenses and offering and organization expenses paid on our behalf. All balances due from and to the Adviser are settled quarterly.
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2025 and 2024, PIK interest included in interest income totaled $31,556 and $69,279, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Financing Costs. We record origination expenses related to our Senior Secured Revolving Credit Facility and our OZK Credit Facility (both as defined herein) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation of our Senior Secured Revolving Credit Facility and our OZK Credit Facility. (See Note 10 for further discussion.)
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2025, the Company expects to have no excise tax due for the 2024 calendar year. As of September 30, 2025, the Company has accrued $0 of excise tax for this period.
If the Company fails to satisfy the annual distribution requirement or otherwise fails to qualify as a RIC in any taxable year, it would be subject to tax on all of its taxable income at the regular corporate income tax rate. The Company would not be able to deduct distributions to stockholders, nor would it be required to make distributions. Distributions would generally be taxable to the Company’s individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of its current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, the Company would be required to distribute to its shareholders its accumulated earnings and profits attributable to non-RIC years. In addition, if the Company failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, it would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2025, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
tax jurisdiction is federal. The Company’s federal tax returns for the taxable years ended December 31, 2021 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2025, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of September 30, 2025, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective September 30, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three months ended September 30, 2025 and 2024. There were no shares transactions with Class I Common stock for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued through reinvestment of distributions	164,626	$739,450
Repurchase of common stock	(65,840)	(298,256)
Net increase/(decrease) from capital transactions	98,786	$441,194

	Three Months Ended September 30, 2024
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued	2,096,436	$10,000,000
Shares issued through reinvestment of distributions	130,041	618,760
Repurchase of common stock	(47,845)	(223,438)
Net increase/(decrease) from capital transactions	2,178,632	$10,395,322
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Three months ended September 30, 2025
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
Total for the three months ended September 30, 2025		65,840	—			298,256

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

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
For the three months ended September 30, 2025 and 2024, allocation of overhead from the Administrator to the Company was $167,500 and $175,000, respectively, of which $167,500 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2025. The Administrator did not waive any overhead during the three months ended September 30, 2024.
During the three months ended September 30, 2025 and 2024, $2,500 and $10,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of September 30, 2025 and June 30, 2025, $2,015,442 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
During the three months ended September 30, 2025 and 2024, the total base management fee incurred by the Adviser was $296,870 and $289,161, respectively, which was waived by the Adviser under the Expense Limitation Agreement. As of September 30, 2025 and September 30, 2024, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2025 and 2024. The officers do not receive any direct compensation from the Company.
Expense Limitation and Expense Reimbursement Agreements
Expense Limitation Agreement with the Adviser
On and effective April 20, 2021, we entered into a new expense limitation agreement with the Adviser, as amended and restated on July 7, 2021, to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement, from September 30, 2021 to June 30, 2022 (the "First Amended and Restated ELA"). On August 23, 2022, we entered into the Second Amended and Restated Expense Limitation Agreement (the "Second Amended and Restated ELA") to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2022 to December 31, 2022. On April 24, 2023, we entered into a Third Amended and Restated Expense Limitation Agreement (the "Third Amended and Restated ELA") to extend the period during which the Adviser was required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2022 to June 30, 2024. On May 13, 2024, we entered into a Fourth Amended and Restated Expense Limitation Agreement (the "Fourth Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from June 30, 2024 to December 31, 2024. Other than the change in time periods, the terms and conditions of the Fourth Amended and Restated ELA are identical to those of the First Amended and Restated ELA, the Second Amended and Restated ELA, and the Third Amended and Restated ELA. On February 12, 2025, we entered into a Fifth Amended and Restated Expense Limitation Agreement (the "Fifth Amended and Restated ELA") to extend the period during which the Adviser will be required to waive its investment advisory fees under the Investment Advisory Agreement from December 31, 2024 to June 30, 2025 as well as reduce the Annual Limit (as defined below) from 8.00% to 4.00%, as discussed below.

On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ELA, the Third Amended and Restated ELA, the Fourth Amended and Restated ELA, and the Fifth Amended and Restated ELA, the "ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Fifth Amended and Restated ELA are identical to those of the ELA.
For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $763,365 and $289,161 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, pursuant to the Sixth Amended and Restated ELA, we are due $298,995 from our Adviser. This amount comprises of all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period Ended	ELA Reimbursement Payable to the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Reimbursement	Annual Limit	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
September 30, 2022	$112,434	—	$112,434	8.00%	3.48%	7.38%	September 30, 2025
December 31, 2022	105,950	—	105,950	8.00%	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	8.00%	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	8.00%	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	8.00%	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	8.00%	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	8.00%	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	8.00%	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	8.00%	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	4.00%	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	4.00%	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	4.00%	2.03%	4.97%	June 30, 2028
September 30, 2025	763,365	—	763,365	0.00%	1.98%	10.87%	September 30, 2028
Total	$2,793,944		$2,793,944
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2025 and 2024:

	Distributions
For the Three Months Ended September 30, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	0.04285	382,143	0.04285	96
September 26, 2025	0.03452	310,410	0.03452	77
Total for the Three Months Ended September 30, 2025		$998,450		$250

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Distributions
For the Three Months Ended September 30, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396
August 30, 2024	0.03650	322,325
September 27, 2024	0.03048	269,443
Total for the Three Months Ended September 30, 2024		$831,164
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
During the three months ended September 30, 2025 and 2024, the Company's officers and directors did not purchase any shares of our stock. During the three months ended September 30, 2024, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
NOTE 6 - INCOME TAXES
While our fiscal year end for financial reporting purposes is June 30 of each year, our taxable year end is December 31 of each year. The information presented in this footnote is based on our taxable year end for each period presented, unless otherwise specified.
For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or combination thereof.
The tax character of distributions paid to the Company's shareholders during the taxable years ended December 31, 2024 and 2023 were as follows:

	Taxable Year Ended
	December 31, 2024		December 31, 2023
Ordinary income	$2,046,754		$—
Return of capital	642,930		948,614
Total distributions paid to stockholders	$2,689,684	(1)	$948,614	(2)
(1)    For the taxable year ended December 31, 2024, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and are reported on the 2024 Form 1099-DIV. For the taxable year ended December 31, 2024, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and will be reported on the 2025 Form 1099-DIV.
(2)    For the taxable year ended December 31, 2023, $22,758 of the 2022 declared distributions are allocable to 2023 for federal income tax purposes and are reported on the 2023 Form 1099-DIV. For the taxable year ended December 31, 2023, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and were reported on the 2024 Form 1099-DIV.
As of September 12, 2024 when our prior annual report on Form 10-K was filed for the fiscal year ended June 30, 2024, we estimated our distributions for the fiscal and taxable years disclosed therein to be distributions of ordinary income. Subsequent to September 12, 2024, we obtained more information from our underlying investments as to the character of the distributions for the taxable year ended December 31, 2024, which resulted in changes to distributions previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2024. As a result of these changes, our total distributable loss on our Consolidated Statements of Assets and Liabilities in our annual report on Form 10-K for the fiscal year ended June 30, 2024 changed from $12,387,890 to $12,644,774, with $256,884 being reclassified to ordinary income from return of capital.
As of September 27, 2023 when our prior Form 10-K was filed for the year ended June 30, 2023, we estimated our distributions for the fiscal and taxable years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the taxable year ended December 31, 2023, which resulted in changes to distributions previously disclosed in our Form 10-K filing.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's cost basis of investments as of September 30, 2025 for tax purposes was $75,584,391, resulting in an estimated net unrealized loss of $6,116,399. The gross unrealized gains and losses as of September 30, 2025 were $1,811,145 and $7,927,544, respectively. The Company's cost basis of investments as of June 30, 2025 for tax purposes was $88,771,185, resulting in an estimated net unrealized loss of $3,754,589. The gross unrealized gains and losses as of June 30, 2025 were $1,675,136 and $5,429,725, respectively.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the taxable years ended December 31, 2024 and 2023.

	Taxable Year Ended December 31, 2024	Taxable Year Ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$102,228	$(1,662,664)
Net realized (gains) losses on investments	3,366,992	983,058
Net change in unrealized (gains) losses on investments	(1,783,495)	442,632
Other temporary book-to-tax differences	(33,001)	(260,786)
Permanent differences	355,308	(8,210)
Taxable income (loss) before deductions for distributions	$2,008,032	$(505,970)
Capital losses in excess of capital gains earned in a taxable year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the taxable year ended December 31, 2024 and December 31, 2023, we had capital loss carryforwards of $7,727,035 and $6,570,844, respectively, available for use in later taxable years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent taxable year ended December 31, 2024, we had no undistributed ordinary income in excess of cumulative distributions and no capital gain in excess of cumulative distributions.

Tax Year Ended December 31, 2024
Undistributed ordinary income	$—
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(7,727,035)
In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the taxable year ended December 31, 2024, we increased overdistributed net investment income by $355,308 and decreased capital in excess of par value by $355,308. During the taxable year ended December 31, 2023, we increased overdistributed net investment income by $497,760 and decreased capital in excess of par value by $497,760. Due to the difference between our fiscal and taxable year end, the reclassifications for the taxable year ended December 31, 2024 were recorded in the fiscal year ending June 30, 2025 and the reclassifications for the taxable year ended December 31, 2023 were recorded in the fiscal year ended June 30, 2024.
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $4,741,249 and $32,865,621 during the three months ended September 30, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $0 and $1,940,341 during the three months ended September 30, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $17,095,282 and $7,712,639 were received during the three months ended September 30, 2025 and 2024, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $17,095,282 and $9,652,980 were received during the three months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and June 30, 2025, 88% and 91%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $61,225,466 and $77,277,488, respectively. As of September 30, 2025 and June 30, 2025, 88% and 90% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $65,616,161 and $79,308,649, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$68,084,856	$63,483,730	91%
Senior Secured Loans-Second Lien	2,557,387	2,557,387	4%
Structured Subordinated Notes	442,047	366,014	1%
Common Equity/Other	3,279,862	2,322,276	3%
Preferred Equity	477,122	738,583	1%
Total Portfolio Investments	$74,841,274	$69,467,990	100%

	June 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%
Structured Subordinated Notes	864,921	709,261	1%
Common Equity/Other	3,279,862	2,061,100	2%
Preferred Equity	377,122	501,010	1%
Total Portfolio Investments	$88,404,806	$85,016,596	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$23,781,360	34%
Consumer Goods: Non-Durable	5,181,211	7%
Telecommunications	5,066,681	7%
Automotive	4,736,164	7%
Services: Consumer	4,682,034	7%
High Tech Industries	3,426,116	5%
Beverage, Food & Tobacco	3,005,472	4%
Transportation: Cargo	2,958,778	4%
Wholesale	2,955,910	4%
Consumer Goods: Durable	2,803,778	4%
Finance	2,748,197	4%
Banking	2,674,571	4%
Services: Business	2,671,980	4%
Media: Advertising, Printing & Publishing	2,409,724	4%
Structured Finance(1)	366,014	1%
Total	$69,467,990	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,902,129	27%
Automotive	8,145,766	10%
Telecommunications	7,355,550	9%
Consumer Goods: Non-Durable	5,069,461	6%
Beverage, Food & Tobacco	4,954,278	6%
High Tech Industries	4,915,366	6%
Services: Consumer	4,655,664	5%
Transportation: Cargo	4,466,250	5%
Consumer Goods: Durable	4,296,202	5%
Services: Business	4,184,835	5%
Media: Advertising, Printing & Publishing	3,413,576	4%
Wholesale	2,916,144	3%
Banking	2,682,544	3%
Finance	2,600,000	3%
Media: Diversified and Production	1,749,570	2%
Structured Finance(1)	709,261	1%
Total	$85,016,596	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2025 and June 30, 2025, respectively:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$13,372,117	$50,111,613	$63,483,730
Senior Secured Loans-Second Lien	—	—	2,557,387	2,557,387
Structured Subordinated Notes	—	—	366,014	366,014
Common Equity/Other	—	—	2,322,276	2,322,276
Preferred Equity	—	—	738,583	738,583
Total Portfolio Investments	$—	$13,372,117	$56,095,873	$69,467,990

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$21,263,851	$56,231,804	$77,495,655
Senior Secured Loans-Second Lien	—	1,749,570	2,500,000	4,249,570
Structured Subordinated Notes	—	—	709,261	709,261
Common Equity/Other	—	—	2,061,100	2,061,100
Preferred Equity	—	—	501,010	501,010
Total Portfolio Investments	$—	$23,013,421	$62,003,175	$85,016,596

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
We hold more than a 10% interest in certain foreign corporations that are treated as controlled foreign corporations ("CFC") for U.S. federal income tax purposes (including our residual interest tranche investments in CLOs). Therefore, we are treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporations in an amount equal to our pro rata share of the corporation’s income for that taxable year (including both ordinary earnings and capital gains). We are required to include such deemed distributions from a CFC in our taxable income and we are required to distribute at least 90% of such income to maintain our RIC status, regardless of whether or not the CFC makes an actual distribution during such year.
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
Changes in Valuation Techniques
During the three months ended September 30, 2025, there were no changes in valuation techniques for any of our investments.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$23,410,180	$23,781,360	34%
All Other Industries	51,431,094	45,686,630	66%
Total	$74,841,274	$69,467,990	100%

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	$22,902,129	27%
All Other Industries	65,675,581	62,114,467	73%
Total	$88,404,806	$85,016,596	100%
As of September 30, 2025, investments in California comprised 10.9% of our investments at fair value, with a cost of $7,297,638 and a fair value of $7,590,935.
As of June 30, 2025, investments in California and New Jersey comprised 12.0% and 10.8%, respectively, of our investments at fair value, with a cost of $10,111,172 and $10,269,586, respectively, and a fair value of $10,232,607 and $9,158,337, respectively.
The following is a reconciliation for the three months ended September 30, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2025	$56,231,804	$2,500,000	$709,261	$501,010	$2,061,100	$62,003,175
Net realized gains (losses) on investments	72,909	—	(236,373)	—	—	(163,464)
Net change in unrealized gains (losses) on investments	3,904	—	79,627	137,573	261,176	482,280
Net realized and unrealized gains (losses) on investments	76,813	—	(156,746)	137,573	261,176	318,816
Purchases of investments	4,462,306	57,387		100,000	—	4,619,693
Payment-in-kind interest	31,556	—	—	—	—	31,556
Accretion (amortization) of purchase discount and premium, net	50,653	—	—	—	—	50,653
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(112,251)		—	(112,251)
Repayments and sales of portfolio investments	(8,058,975)	—	(74,250)	—	—	(8,133,225)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,682,544)	—	—	—	—	(2,682,544)
Fair Value at September 30, 2025	$50,111,613	$2,557,387	$366,014	$738,583	$2,322,276	$56,095,873

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$3,902	$—	$32,753	$137,574	$261,175	$435,404

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2025, one of our first lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period. During the three months ended September 30, 2025, none of our first lien loans transferred out of Level 2 to Level 3.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2024	$36,140,975	$1,559,701	$2,956,672	$100,000	$743,301	$41,500,649
Net realized gains (losses) on investments	—	—	(477,151)	—	(297,076)	(774,227)
Net change in unrealized gains (losses) on investments	383,209	23,570	243,929	69	(73,341)	577,436
Net realized and unrealized gains (losses) on investments	383,209	23,570	(233,222)	69	(370,417)	(196,791)
Purchases of investments	22,020,886	—	—	—	—	22,020,886
Restructuring of investments	(579,338)	—	—	—	579,338	—
Payment-in-kind interest	50,241	19,038	—	—	—	69,279
Accretion (amortization) of purchase discount and premium, net	161,748	(7,531)	—	—	—	154,217
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(171,973)	—	—	(171,973)
Repayments and sales of portfolio investments	(5,208,736)	—	—	—	—	(5,208,736)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at September 30, 2024	$52,968,985	$1,594,778	$2,551,477	$100,069	$952,222	$58,167,531

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	(22,896)	23,570	243,929	69	(73,341)	$171,331

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2024, none of our first lien loans transferred out of Level 3 to Level 2. During the three months ended September 30, 2024, none of our first lien loans transferred out of Level 2 to Level 3.

The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2025:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$47,437,251	Discounted Cash Flow (Yield Analysis)	Market yield	7.59%	to	17.84%		11.26%
Senior Secured First Lien Debt	182,021	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.50x	to	7.75x		6.13x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	15.50%	to	17.50%		16.50%
Senior Secured First Lien Debt	339,093	Discounted Cash Flow (Yield Analysis)	Market yield	13.14%	to	13.14%		13.14%
		Option Pricing Model	Expected Volatility	50.00%	to	60.00%		60.00%
Senior Secured First Lien Debt	97,540	Discounted Cash Flow (Yield Analysis)	Market yield	26.13%	to	26.13%		26.13%
		Option Pricing Model	Expected Volatility	45%	to	55%		55%
		Enterprise Value Waterfall (Market Approach)	EBITDA multiple	8.00x	to	9.00x		9.00x
Senior Secured First Lien Debt	1,990,376	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.50x	to	7.50x		6.84x
Senior Secured First Lien Debt	65,332	Enterprise Value Waterfall (Market Approach)	Recoverable Amount	n/a	to	n/a		n/a
Senior Secured Loans-Second Lien	2,557,387	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.50x	to	6.50x		6.50x
Common Equity/Other	2,322,276	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.00x		7.43x
Common Equity/Other	—	Enterprise Value Waterfall (Market Approach)	Revenue Multiple	0.28x	to	0.48x		0.38x
			Recoverable Amount	n/a	to	n/a		n/a
Common Equity/Warrants	—	Enterprise Value Waterfall (Market Approach)	Revenue multiple	0.00x	to	0.00x		0.00x
Preferred Equity	241,746	Option Pricing Model	Expected Volatility	60.00%	to	70.00%		70.00%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.50x	to	7.25x		5.99x
Preferred Equity	496,837	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.35x	to	7.50x		6.46x
Subordinated Structured Notes	366,014	Discounted Cash Flow	Discount rate	11.51%	to	16.59%	(1)(2)	14.95%	(1)(2)
	$56,095,873
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
For the three months ended September 30, 2025 and 2024, there were $90,000 and $102,705 structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the three months ended September 30, 2025 and 2024, there were accelerated original issue discounts due to repayments of $6,044 and $163,111, respectively, included in interest income. For the three months ended September 30, 2025 and 2024, there was no early repayment income included in interest income.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
OZK Credit Facility(1)	$39,246,250	$39,246,250	$—	$—	$39,246,250
	$39,246,250	$39,246,250	$—	$—	$39,246,250

(1)As of September 30, 2025, the fair value of the OZK Credit Facility was $39,246,250, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the OZK Credit Facility approximates the carrying value since the OZK Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of September 30, 2025 and June 30, 2025, we had $129,746 and $656,566, respectively, of undrawn delayed draw term loan and revolver commitments to our portfolio companies. The fair value of our undrawn delayed draw term loan and revolver commitments was $0 and $0 as of September 30, 2025 and June 30, 2025, respectively, as they were all floating rate instruments that repriced frequently.
NOTE 10 - REVOLVING CREDIT FACILITIES
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the previous credit facility.
The Senior Secured Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provided for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amended the original Senior Secured Revolving Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an automatic commitment increase which increased the aggregate commitment from $65,000,000

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the commitment termination date of September 19, 2025 ("Commitment Termination Date") or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also required mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
Borrowings under the Senior Secured Revolving Credit Facility were subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars would bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The Company could elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars could be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies bore interest at the relevant rate specified therein plus 2.5%.
During the period commencing on September 21, 2023 and ending on the earlier of the Commitment Termination Date or the date of termination of the revolving commitments under the Senior Secured Revolving Credit Facility, the Company paid a commitment fee of 0.375% per annum (based on the immediately preceding quarter’s average usage) on the daily unused amount of the commitments then available thereunder.
In connection with the Senior Secured Revolving Credit Facility, the Company had made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company complied with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company maintained a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times an asset coverage ratio not less than 150%.
The Senior Secured Revolving Credit Facility contained events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility were guaranteed by Prospect Flexible Funding, LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Company’s obligations under the Senior Secured Revolving Credit Facility were secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.
OZK Credit Facility
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK acting as facility agent. In connection with the OZK Credit Facility, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC (the “Borrower”), as borrower, and each of the other parties thereto entered into a Loan and Servicing Agreement, dated as of August 12, 2025 (the “Loan Agreement”). In conjunction with the closing of the OZK Credit Facility, we terminated and fully paid down the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2025 and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively.
The OZK Credit Facility is scheduled to mature on August 10, 2029 and generally bears interest at a rate of one-month SOFR + 2.50%. The OZK Credit Facility is secured by assets of the Borrower. Under the Loan Agreement, the Borrower has made certain customary representations and warranties and is required to comply with various covenants, including borrowing restrictions, reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of September 30, 2025, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of September 30, 2025, we had $39,246,250 outstanding on our OZK Credit Facility. As of September 30, 2025, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $57,225,726, which represents 82% of

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
our total investments for the period. As of September 30, 2025, cash balances of $8,538,939 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $39,246,250 and is categorized as Level 3 under ASC 820 as of September 30, 2025. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $1,098,537 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of September 30, 2025, $1,061,694 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2025 and 2024, we recorded $844,950 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.98% under the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility was $41,823,261.
For the three months ended September 30, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $31,603,297.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Three Months Ended September 30,
	2025		2024
Per Share Data(a):	Class A	Class I	Class A
Net asset value at beginning of period	$4.50	$4.50	$4.69
Net investment income (loss)	0.15	0.15	0.07
Net realized and unrealized gains (losses) on investments	(0.34)	(0.34)	(0.04)
Net realized (losses) on extinguishment of debt	(0.06)	(0.06)	—
Net increase (decrease) in net assets resulting from operations	(0.25)	(0.25)	0.03
Distributions(b)
Distributions from net investment income	(0.11)	(0.11)	(0.09)
Total Distributions	(0.11)	(0.11)	(0.09)
Other(c)(e)	—	—	0.02
Net asset value at end of period	$4.14	$4.14	$4.65
Total return based on net asset value(d)	(5.70)%	(5.70)%	1.13%

Supplemental Data:
Net assets at end of period	$37,216,536	$9,256	$41,086,181
Average net assets	$38,597,366	$9,600	$36,174,873
Weighted average shares outstanding	8,949,850	2,237	8,776,773
Ratio to average net assets:
Total annual expenses(f)	16.66%	16.66%	20.12%
Total annual expenses (after expense limitation agreement/expense waivers)(e)(f)	8.75%	8.75%	16.93%
Net investment income (loss)(f)	13.95%	13.95%	7.01%

Portfolio Turnover	5.98%	5.98%	10.74%

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
(e) The amounts shown for the three months ended September 30, 2024 represent the balancing figure derived from the other figures in the schedule, and is primarily attributable to the effect from the accepted subscription agreement from the Adviser for the sale of $10.0 million of the Class A shares and the impact of the large influx of investments purchased during the period.

(f) Annualized for the three months ended September 30, 2025 and 2024.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2022. As of September 30, 2025 and June 30, 2025, our asset coverage ratio stood at 195% and 188%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Class A	Class I	Class A
Net increase/(decrease) in net assets resulting from operations	$(2,204,291)	$(548)	$258,463
Weighted average common stock outstanding	8,949,850	2,237	8,776,773
Net increase/(decrease) in net assets resulting from operations per share	$(0.25)	$(0.25)	$0.03

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
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2025 and ending November 12, 2025, the Company issued 136,679 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $619,157.
OZK Credit Facility
On October 1, 2025, the Company drew $500,000 on the OZK Credit Facility. On October 9, 2025 and November 4, 2025, the Company repaid $250,000 and $3,000,000 on the OZK Credit Facility, respectively. As of November 12, 2025, the outstanding balance on the OZK Credit Facility was $36,496,250.
Investment Activity
During the period beginning October 1, 2025 and ending November 12, 2025, the Company made one investment in a portfolio company totaling $489,462.

On October 29, 2025, PlayPower, Inc. repaid the $2,803,778 First Lien Term Loan to us at par.

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
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2025, we purchased $4,619,693, in investment securities (excluding short-term securities). During the three months ended September 30, 2025, there was no noncash restructured investment.
During the three months ended September 30, 2025, sales and redemptions of investment securities (excluding short-term securities) were $17,095,282, resulting in a total net portfolio decline of $12,475,589 for the three months ended September 30, 2025.
Debt Issuances and Redemptions
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC, as borrower, and the lenders party thereto. As of September 30, 2025, there was a $39,246,250 balance on the OZK Credit Facility.
Equity Issuances
As part of the distribution reinvestment plan, we issued 30,084, 60,071, and 74,472 shares of our common stock on July 7, 2025, August 1, 2025, and September 8, 2025, respectively.
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

On September 29, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $532,720. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2025. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2025.
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
Reimbursement of our Administrator for Administrative Services
We will reimburse our Administrator for the administrative expenses necessary for its performance of services to us. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. However, such reimbursement is made in an amount equal to the lower of the Administrator’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. We will not reimburse our Administrator for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of our Administrator. For the three months ended September 30, 2025, allocation of overhead from the Administrator to the Company was $167,500, of which $167,500 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2025.
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2025, we purchased $4,619,693 in investment securities (excluding short-term securities). During the three months ended September 30, 2025, there was no noncash restructured investment.
During the three months ended September 30, 2025, sales and redemptions of investment securities (excluding short-term securities) were $17,095,282, resulting in a total net portfolio decline of $12,475,589 for the three months ended September 30, 2025.
As of September 30, 2025, our investment portfolio, with a total fair value of $69,467,990, consisted of interests in 63 investments (95% in senior secured loans, 4% in equity/other and 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after September 30, 2025 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed on September 3, 2025.
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

Portfolio Holdings
As of September 30, 2025, our investment portfolio, with a total fair value of $69,467,990, consisted of interests in 27 portfolio companies and 20 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2025 and June 30, 2025:

	As of September 30, 2025			As of June 30, 2025
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$68,084,856	$63,483,730	91%	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	2,557,387	2,557,387	4%	4,339,325	4,249,570	5%
Structured subordinated notes	442,047	366,014	1%	864,921	709,261	1%
Common Equity/Other	3,279,862	2,322,276	3%	3,279,862	2,061,100	2%
Preferred Equity	477,122	738,583	1%	377,122	501,010	1%
Total	$74,841,274	$69,467,990	100%	$88,404,806	$85,016,596	100%

Number of portfolio companies	27			27
Number of Structured subordinated notes	20			22

% Variable Rate (based on fair value)(1)	88%			94%
% Fixed Rate (based on fair value)(1)	12%			6%

% Weighted Average Yield Variable Rate (based on principal outstanding)(1)(2)	10.61%			11.14%
% Weighted Average Yield Fixed Rate (based on principal outstanding)(1)	6.20%			10.64%
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			—%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)(3)	10.36%			11.17%
% Weighted Average Yield (based on cost) for the entire portfolio	9.84%			10.70%

(1) The interest rate by type information is calculated using the Company’s debt portfolio and excludes equity investments.
(2) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$23,410,180	31%	$23,781,360	34%
Consumer Goods: Non-Durable	5,964,730	8%	5,181,211	7%
Telecommunications	5,029,343	7%	5,066,681	7%
Automotive	8,684,647	11%	4,736,164	7%
Services: Consumer	5,309,190	7%	4,682,034	7%
High Tech Industries	3,384,195	5%	3,426,116	5%
Beverage, Food & Tobacco	2,903,511	4%	3,005,472	4%
Transportation: Cargo	2,912,323	4%	2,958,778	4%
Wholesale	2,944,372	4%	2,955,910	4%
Consumer Goods: Durable	2,751,846	4%	2,803,778	4%
Finance	2,657,387	3%	2,748,197	4%
Banking	2,914,352	4%	2,674,571	4%
Services: Business	3,004,657	4%	2,671,980	4%
Media: Advertising, Printing & Publishing	2,330,468	3%	2,409,724	3%
Structured Finance	442,047	1%	366,014	1%
Retail	198,026	—%	—	—%
Total	$74,841,274	100%	$69,467,990	100%

	June 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	26%	$22,902,129	27%
Automotive	8,691,552	10%	8,145,766	9%
Telecommunications	8,197,147	9%	7,355,550	9%
Consumer Goods: Non-Durable	5,975,572	7%	5,069,461	6%
Beverage, Food & Tobacco	4,820,318	5%	4,954,278	6%
High Tech Industries	4,867,983	6%	4,915,366	6%
Services: Consumer	5,340,440	6%	4,655,664	5%
Transportation: Cargo	4,386,823	5%	4,466,250	5%
Consumer Goods: Durable	4,222,652	5%	4,296,202	5%
Services: Business	4,492,864	5%	4,184,835	5%
Media: Advertising, Printing & Publishing	3,293,835	4%	3,413,576	4%
Wholesale	2,957,298	3%	2,916,144	3%
Banking	2,926,825	3%	2,682,544	3%
Finance	2,600,000	3%	2,600,000	3%
Media: Diversified and Production	1,839,325	2%	1,749,570	2%
Structured Finance	864,921	1%	709,261	1%
Retail	198,026	—%	—	—%
Total	$88,404,806	100%	$85,016,596	100%
As of September 30, 2025 and June 30, 2025, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of September 30, 2025 and June 30, 2025:

	September 30, 2025				June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$74,841,274	100%	$69,467,990	100%	$88,404,806	100%	$85,016,596	100%
Total Investments	$74,841,274	100%	$69,467,990	100%	$88,404,806	100%	$85,016,596	100%

Net Asset Value
During the three months ended September 30, 2025, our net asset value decreased by $2,762,345, while our net asset value per share decreased by $0.36. For the three months ended September 30, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $3,055,396, or $0.34 per weighted average share and a realized loss on the extinguishment of debt of $495,849, or $0.06 per weighted average share. For the three months ended September 30, 2025, the decrease in our net asset value per share was partially offset by an increase of $0.04 due to net investment income exceeding distributions to common shareholders. The following table shows the calculation of net asset value per share as of September 30, 2025 and June 30, 2025.

NET ASSET VALUE PER SHARE	September 30, 2025	June 30, 2025
Class A Shares:
Net assets	$37,216,536	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	8,992,482	8,893,696
Net asset value per share	$4.14	$4.50

Class I Shares:
Net assets	$9,256	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$4.14	$4.50

Results of Operations
Investment Income
For the three months ended September 30, 2025 and 2024, we generated $2,191,356 and $2,165,210, respectively, in investment income in the form of interest and fees earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was higher for the three months ended September 30, 2025 compared to the three months ended September 2024, as we hold a greater number of higher yielding investments. For the three months ended September 30, 2025, our income from our structured subordinated notes decreased due to 20 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended September 30, 2025 and 2024, PIK interest included in interest income totaled $31,556 and $69,279, respectively. For the three months ended September 30, 2025, PIK interest included in interest income was lower due to a higher number of investments paying cash interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,608,315 and $1,820,045 for the three months ended September 30, 2025 and 2024, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended September 30, 2025 and 2024, respectively, were $296,870 and $289,161. Base management fees were higher for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the increase in purchases of our common stock. Management fees for the three months ended September 30, 2025 and 2024 were waived.
The interest and credit facility expense for the three months ended September 30, 2025 and 2024, respectively, were $844,950 and $804,388. The interest and credit facility expenses were higher for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to an increase in the average outstanding credit facility balance.
For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility. For the three months ended September 30, 2024, the average stated interest rate was 7.98% under the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility was $41,823,261.
For the three months ended September 30, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $31,603,297.
The offering costs for the three months ended September 30, 2025 and 2024, respectively, were $41,963 and $135,527. The offering costs for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2025 due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the three months ended September 30, 2025 and 2024, respectively, were $61,636 and $110,601. The legal expenses for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2025 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended September 30, 2025 and 2024, respectively, were $6,000 and $16,306. The valuation costs for the three months ended September 30, 2025 were lower in aggregate compared to the three months ended September 30, 2024 due to a reduction in provider costs and a decrease in the number of investments held.
The audit expenses for the three months ended September 30, 2025 and 2024, respectively, were $84,843 and $154,500. The audit costs for the three months ended September 30, 2024 were higher compared to the three months ended September 30, 2025 due to the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.
The general and administrative expense for the three months ended September 30, 2025 and 2024, respectively, were $29,239, $27,680. There were no material changes in the Company's general and administrative expense.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $763,365 and $289,161 for the three months ended September 30, 2025 and 2024, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $1,346,406 and $634,326 for the three months ended September 30, 2025 and 2024, respectively. The net investment income for the three months ended September 30, 2025 was higher due to an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2025 and 2024, we received proceeds from sales and repayments on unaffiliated investments of $17,095,282 and $7,712,639, respectively, from which we realized losses of $946,807 and $726,757, respectively.
During the three months ended September 30, 2025, we recognized a realized loss from debt extinguishment of $495,849 related to the termination of the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2024, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC.
During the three months ended September 30, 2025 and 2024, we recognized a realized loss of $236,373 and $477,147, respectively, on our Structured Subordinated Notes.

Net Unrealized Gains/Losses on Investments
For the three months ended September 30, 2025 and 2024, net change in unrealized gains (losses) totaled $(1,985,074) and $350,894, respectively. For the three months ended September 30, 2025, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures. For the three months ended September 30, 2025, First Brands Group and certain of its affiliates (“First Brands”) filed voluntary petitions for Chapter 11 bankruptcy protection which resulted in a net change in unrealized losses of $(3,443,047).
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of September 30, 2025, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
For the three months ended September 30, 2025 and 2024, our operating activities (used) provided $14,356,236 and $(17,093,578), respectively. The change is primarily driven by an increase in repayment and sales of portfolio investments, a decrease in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees, a decrease in the amortization of deferred financing costs and a decrease in due to administrator.
For the three months ended September 30, 2025 and 2024, operating activities included the purchases of investments of $4,619,693 and $32,865,621, respectively.
For the three months ended September 30, 2025 and 2024, operating activities included the repayments and sales of portfolio investments of $17,095,282 and $7,712,639, respectively.

Financing activities provided/(used) $(7,751,956) and $21,432,946 of cash during the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024 respectively, these included dividend payments of $101,413 and $124,415 and borrowings under the Secured Revolving Credit Facility of $3,400,000 and $29,300,000, respectively. During the three months ended September 30, 2025, financing activities also included borrowings under the OZK Credit Facility of $47,075,000.
For the three months ended September 30, 2025 and 2024, respectively, we repaid, in aggregate, $56,728,750 and $17,500,000, under the OZK Credit Facility and the Secured Revolving Credit Facility.
Senior Secured Revolving Credit Facility
On September 21, 2023, the Company entered into a senior secured revolving credit agreement (the "Senior Secured Revolving Credit Facility"), by and among the Company, as borrower, the lenders party thereto, and SMBC, as administrative agent. In conjunction with the closing of the Senior Secured Revolving Credit Facility, we terminated the previous credit facility.
The Senior Secured Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $20,000,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $150,000,000 in aggregate. The Senior Secured Revolving Credit Facility provided for swingline loans in an aggregate principal amount at any time outstanding that will not exceed $5,000,000. On January 30, 2024, the Company entered into the first amendment (the "First Amendment") to the Senior Secured Revolving Credit Facility. Among other changes, the First Amendment amended the original Senior Secured Revolving Credit Facility to provide for an increase in the aggregate commitment from $20,000,000 to $65,000,000. On February 1, 2024, there was an automatic commitment increase which increased the aggregate commitment from $65,000,000 to $75,000,000. Availability under the Senior Secured Revolving Credit Facility will terminate on the earlier of the commitment termination date of September 19, 2025 ("Commitment Termination Date") or the date of termination of the revolving commitments thereunder, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on September 21, 2026. The Senior Secured Revolving Credit Facility also required mandatory prepayment of interest and principal upon certain events, including after the date of termination of the revolving commitments thereunder from asset sales, extraordinary receipts, returns of capital, equity issuances, and incurrence of indebtedness, with certain exceptions and minimum amount thresholds.
Borrowings under the Senior Secured Revolving Credit Facility were subject to compliance with a borrowing base test. Amounts drawn under the Senior Secured Revolving Credit Facility in U.S. dollars would bear interest at either term SOFR plus a credit spread adjustment of 0.10% plus 2.5%, or the prime rate plus 1.5%. The Company could elect either the term SOFR or prime rate at the time of drawdown, and loans denominated in U.S. dollars could be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Senior Secured Revolving Credit Facility in other permitted currencies bore interest at the relevant rate specified therein plus 2.5%.
During the period commencing on September 21, 2023 and ending on the earlier of the Commitment Termination Date or the date of termination of the revolving commitments under the Senior Secured Revolving Credit Facility, the Company paid a commitment fee of 0.375% per annum (based on the immediately preceding quarter’s average usage) on the daily unused amount of the commitments then available thereunder.
In connection with the Senior Secured Revolving Credit Facility, the Company had made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company complied with the following financial covenants with respect to the Company and its consolidated subsidiaries: (a) the Company maintained a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times an asset coverage ratio not less than 150%.
The Senior Secured Revolving Credit Facility contained events of default customary for facilities of this type. Upon the occurrence of an event of default, the administrative agent, at the request of the required lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Senior Secured Revolving Credit Facility were guaranteed by Prospect Flexible Funding, LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future. The Company’s obligations under the Senior Secured Revolving Credit Facility were secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.
OZK Credit Facility
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK acting as facility agent. In connection with the OZK Credit Facility, the Company’s wholly-

owned financing subsidiary, Prospect Flexible Funding, LLC (the “Borrower”), as borrower, and each of the other parties thereto entered into a Loan and Servicing Agreement, dated as of August 12, 2025 (the “Loan Agreement”). In conjunction with the closing of the OZK Credit Facility, we terminated the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2025 and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively.
The OZK Credit Facility is scheduled to mature on August 10, 2029 and generally bears interest at a rate of one-month SOFR + 2.50%. The OZK Credit Facility is secured by assets of the Borrower. Under the Loan Agreement, the Borrower has made certain customary representations and warranties and is required to comply with various covenants, including borrowing restrictions, reporting requirements and other customary requirements for similar credit facilities. The Loan Agreement includes usual and customary events of default for credit facilities of this nature.
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of September 30, 2025, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of September 30, 2025, we had $39,246,250 outstanding on our OZK Credit Facility. As of September 30, 2025, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $57,225,726, which represents 82% of our total investments for the period. As of September 30, 2025, cash balances of $8,538,939 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $39,246,250 and is categorized as Level 3 under ASC 820 as of September 30, 2025. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $1,098,537 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of September 30, 2025, $1,061,694 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2025 and 2024, we recorded $844,950 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.98% under the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility was $41,823,261.
For the three months ended September 30, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $31,603,297.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Issuance of Common Stock
For the period beginning October 1, 2025 and ending November 12, 2025, the Company issued 136,679 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $619,157.
OZK Credit Facility
On October 1, 2025, the Company drew $500,000 on the OZK Credit Facility. On October 9, 2025 and November 4, 2025, the Company repaid $250,000 and $3,000,000 on the OZK Credit Facility, respectively. As of November 12, 2025, the outstanding balance on the OZK Credit Facility was $36,496,250.
Investment Activity
During the period beginning October 1, 2025 and ending November 12, 2025, the Company made one investment in a portfolio company totaling $489,462.

On October 29, 2025, PlayPower, Inc. repaid the $2,803,778 First Lien Term Loan to us at par.
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
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, we may retain sufficient amounts of our taxable income and capital gains such that we may be unable to avoid entirely the imposition of the tax. In that event, we will be subject to U.S. federal income tax imposed at the corporate rate on any retained income, and we will also be liable for the U.S. federal excise tax but only on the amount by which we do not meet the foregoing distribution requirement.
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
For the three months ended September 30, 2025 and 2024, allocation of overhead from the Administrator to the Company was $167,500 and $175,000, respectively, of which $167,500 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2025. The Administrator did not waive any overhead during the three months ended September 30, 2024.
During the three months ended September 30, 2025 and 2024, $2,500 and $10,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of September 30, 2025 and June 30, 2025, $2,015,442 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2025 and 2024. The officers do not receive any direct compensation from the Company.
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

On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Sixth Amended and Restated ELA are identical to those of the ELA.
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the Sixth Amended and Restated ELA, our Adviser will be required to waive a portion or all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended December 31, 2024 through June 30, 2025, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00% (the "Annual Limit"). After June 30, 2025, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after June 30, 2025, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "organization and offering" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $763,365 and $289,161 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, pursuant to the Sixth Amended and Restated ELA, we are due $298,995 from our Adviser. This amount comprises of all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.

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
During the three months ended September 30, 2025 and 2024, the total base management fee incurred by the Adviser was $296,870 and $289,161, respectively, which were waived by the Adviser. As of September 30, 2025 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.

There were no incentive fees payable as of September 30, 2025 or June 30, 2025. During the three months ended September 30, 2025 and 2024, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2022. As of September 30, 2025, our asset coverage ratio stood at 195% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2025 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
At September 30, 2025, $48,239,898, $7,855,975, and $13,372,117 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $52,562,069, $6,758,562, and $25,695,965 of our total investments which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2025.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including inflation, changes in interest rates and equity price risk. The impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see "Part 1: Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Part 1: Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2025, 88% (based on fair value) of our investments paid variable interest rates and 12% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The OZK Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the OZK Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.5%. The outstanding balance of the OZK Credit Facility is $39,246,250 as of September 30, 2025.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2025:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,786,346	$1,177,387	$608,959
Up 200 basis points	$1,190,898	$784,925	$405,973
Up 100 basis points	$595,449	$392,462	$202,987
Down 100 basis points	$(537,529)	$(392,462)	$(145,067)
Down 200 basis points	$(865,177)	$(784,925)	$(80,252)
Down 300 basis points	$(1,131,299)	$(1,177,387)	$46,088

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
In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to "Critical Accounting Estimates" above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2025.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
July 25, 2025	August 1, 2025	30,084	$4.46
August 29, 2025	September 8, 2025	60,071	$4.53
September 26, 2025	October 3, 2025	74,472	$4.53
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)