Form 10-Q
period 2025-12-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2026-02-11
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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

As of February 11, 2026, the Registrant had 9,201,669 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of February 11, 2026, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Consolidated Financial Statements

Assets	December 31, 2025	June 30, 2025
	(Unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $71,950,376 and $88,404,806, respectively) (Notes 7 and 8)	$63,918,767	$85,016,596
Cash and cash equivalents	23,415,107	16,499,200
Deferred financing costs (Note 10)	866,543	530,441
Interest receivable	531,544	564,755
Due from Adviser (Note 4)	282,615	—
Receivable for repayments of portfolio investments	193,960	74,284
Prepaid expenses and other assets	75,975	133,985
Deferred offering costs	49,024	106,129
Total Assets	89,333,535	102,925,390

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	—	45,500,000
OZK Credit Facility (Note 10)	37,040,732	—
Payable for open trades	14,987,702	14,988,042
Due to Administrator (Note 4)	2,015,442	2,015,442
Distributions payable	290,326	152,652
Interest payable	116,046	29,810
Accrued audit fees	92,500	133,750
Accrued expenses	44,820	68,489
Tax payable	26,328	—
Accrued legal fees	7,993	49,068
Total Liabilities	54,621,889	62,937,253
Commitments and Contingencies (Note 9)
Net Assets	$34,711,646	$39,988,137

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 9,141,175 and 8,895,933 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$9,142	$8,897
Paid-in capital in excess of par (Note 3 and Note 6)	54,423,731	53,680,378
Distributions in excess of earnings (Note 6)	(19,721,227)	(13,701,138)
Net Assets	$34,711,646	$39,988,137

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

NET ASSET VALUE PER SHARE	December 31, 2025	June 30, 2025
	(Unaudited)
Class A Shares:
Net assets	$34,703,153	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,138,938	8,893,696
Net asset value per share	$3.80	$4.50

Class I Shares:
Net assets	$8,493	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.80	$4.50

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Investment Income
Interest income from non-control/non-affiliate investments	$1,916,298	$2,198,449	$4,076,098	$4,294,379
PIK interest income from non-control/non-affiliate investments	113,465	97,706	145,021	166,986
Total Investment Income	2,029,763	2,296,155	4,221,119	4,461,365

Operating Expenses
Interest expense and credit facility expenses (Note 10)	717,929	1,007,252	1,562,879	1,811,639
Base management fees (Note 4)	276,445	314,020	573,315	603,181
Administrator Costs (Note 4)	165,000	126,000	332,500	301,000
Audit and tax expense	83,750	100,000	168,593	254,500
Transfer agent’s fees and expenses	52,198	77,471	111,286	152,446
General and administrative	41,666	22,236	70,905	49,916
Offering costs	40,122	137,292	82,085	272,819
Legal expense	27,960	17,956	89,596	128,557
Insurance expense	18,646	31,907	34,872	63,815
Valuation services	18,274	13,581	24,274	29,887
Total Operating Expenses	1,441,990	1,847,715	3,050,305	3,667,760
Expense limitation reimbursement (Note 4)	(724,061)	(314,020)	(1,487,426)	(603,181)
Total Net Operating Expenses	717,929	1,533,695	1,562,879	3,064,579

Net Investment Income (Loss) before income taxes	1,311,834	762,460	2,658,240	1,396,786
Excise tax expense	26,328	—	26,328	—
Net Investment Income (Loss)	1,285,506	762,460	2,631,912	1,396,786

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(831,255)	(394,340)	(1,901,577)	(1,121,097)
Net realized losses	(831,255)	(394,340)	(1,901,577)	(1,121,097)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(2,658,325)	(34,438)	(4,643,399)	316,456
Net change in unrealized gains/(losses)	(2,658,325)	(34,438)	(4,643,399)	316,456
Net Realized Losses and Net Change in Unrealized Losses on Investments	(3,489,580)	(428,778)	(6,544,976)	(804,641)
Extinguishment of debt	—	—	(495,849)	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(2,204,074)	$333,682	$(4,408,913)	$592,145

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Common Stock
For the Three Months Ended December 31, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2025	8,992,482	2,237	$8,996	$54,121,473	$(16,904,677)	$37,225,792
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,285,506	1,285,506
Net realized gains (losses) on investments	—	—	—	—	(831,255)	(831,255)
Net change in unrealized gains (losses) on investments	—	—	—	—	(2,658,325)	(2,658,325)
Net increase (decrease) from operations	—	—	—	—	(2,204,074)	(2,204,074)
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(969,175)	(969,175)
Net increase (decrease) from distributions	—	—	—	—	(969,175)	(969,175)
Class I:
Distributions from earnings	—	—	—	—	(239)	(239)
Net increase (decrease) from distributions	—	—	—	—	(239)	(239)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	198,978	—	199	875,008	—	875,207
Repurchase of common shares	(52,522)	—	(53)	(215,812)	—	(215,865)
Net increase (decrease) from share transactions	146,456	—	146	659,196	—	659,342
Tax Reclassification of Net Assets (Note 6)	—	—	—	(356,938)	356,938	—
Balance as of December 31, 2025	9,138,938	2,237	$9,142	$54,423,731	$(19,721,227)	$34,711,646
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2025, there are no shares of Class S or Class D common stock outstanding.
(2) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending December 31, 2025. See Note 2 and Note 6 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Three Months Ended December 31, 2024	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of September 30, 2024(2)	8,840,005	—	$8,840	$54,033,631	$(12,956,290)	41,086,181
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	762,460	762,460
Net realized (losses) on investments	—	—	—	—	(394,340)	(394,340)
Net change in unrealized gains (losses) on investments	—	—	—	—	(34,438)	(34,438)
Net increase (decrease) from operations	—	—	—	—	333,682	333,682
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(599,345)	(599,345)
Return of capital distributions	—	—	—	(274,641)	—	(274,641)
Net increase (decrease) from distributions	—	—	—	(274,641)	(599,345)	(873,986)
Class I:
Distributions from earnings	—	—	—	—	(189)	(189)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(189)	(220)
Capital Transactions
Class A:
Shares issued through reinvestment of distributions	160,870	—	161	743,232	—	743,393
Repurchase of common shares	(102,793)	—	(102)	(468,627)	—	(468,729)
Net increase (decrease) from share transactions	58,077	—	59	274,605	—	274,664
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of December 31, 2024	8,898,082	2,237	$8,901	$53,688,654	$(12,866,834)	$40,830,721
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Six Months Ended December 31, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2025	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	2,631,912	2,631,912
Net realized gains (losses) on investments	—	—	—	—	(1,901,577)	(1,901,577)
Net realized losses on debt	—	—	—	—	(495,849)	(495,849)
Net change in unrealized gains (losses) on investments	—	—	—	—	(4,643,399)	(4,643,399)
Net increase (decrease) from operations	—	—	—	—	(4,408,913)	(4,408,913)
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(1,967,625)	(1,967,625)
Net increase (decrease) from distributions	—	—	—	—	(1,967,625)	(1,967,625)
Class I:
Distributions from earnings	—	—	—	—	(489)	(489)
Net increase (decrease) from distributions	—	—	—	—	(489)	(489)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	363,604	—	364	1,614,293	—	1,614,657
Repurchase of common shares	(118,362)	—	(119)	(514,002)	—	(514,121)
Net increase (decrease) from share transactions	245,242	—	245	1,100,291	—	1,100,536
Tax Reclassification of Net Assets (Note 6)	—	—	—	(356,938)	356,938	—
Balance as of December 31, 2025	9,138,938	2,237	$9,142	$54,423,731	$(19,721,227)	$34,711,646
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2025, there are no shares of Class S and Class D common stock outstanding.
(2) Tax character of distributions is not yet finalized for the respective fiscal period and will not be finalized until we file our tax return for our tax year ending December 31, 2025. See Note 2 and Note 6 within the accompanying notes to consolidated financial statements for further discussion on tax reclassification of net assets and tax basis components of dividends.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Six Months Ended December 31, 2024	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$—	$6,662	$43,901,672	$(12,644,774)	31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,396,786	1,396,786
Net realized gains (losses) on investments	—	—	—	—	(1,121,097)	(1,121,097)
Net change in unrealized gains (losses) on investments	—	—	—	—	316,456	316,456
Net increase (decrease) from operations	—	—	—	—	592,145	592,145
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(1,169,324)	(1,169,324)
Return of capital distributions	—	—	—	(535,826)	—	(535,826)
Net increase (decrease) from distributions	—	—	—	(535,826)	(1,169,324)	(1,705,150)
Class I:
Distributions from earnings	—	—	—	—	(189)	(189)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(189)	(220)
Capital Transactions
Class A:
Shares issued	2,096,436	—	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	290,911	—	291	1,361,862	—	1,362,153
Repurchase of common shares	(150,638)	—	(150)	(692,017)	—	(692,167)
Net increase (decrease) from share transactions	2,236,709	—	2,237	10,667,749	—	10,669,986
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of December 31, 2024	8,898,082	2,237	$8,901	$53,688,654	$(12,866,834)	$40,830,721
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(4,408,913)	$592,145
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments and sales of portfolio investments	20,354,403	12,924,933
Purchases of investments	(5,696,509)	(37,735,814)
Net change in unrealized (gains)/losses on investments	4,643,399	(316,456)
Net realized losses on investments	1,901,577	1,121,097
Net realized losses on extinguishment of debt	495,849	—
Net Reductions to Subordinated Structured Notes and related investment cost	179,940	387,267
Payment-in-kind interest	(145,021)	(166,986)
Amortization of premiums (accretion of purchase discounts) on investments, net	(139,621)	(161,877)
Amortization of deferred financing costs	127,154	210,055
Amortization of offering costs	82,085	272,819
Settlement of Treasury Bills	(342)	(257)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Due from Adviser (Note 4)	(282,615)	—
Interest receivable	33,211	(302,410)
Receivable for repayments of portfolio investments	(119,676)	(99,949)
Prepaid expenses and other assets	58,010	50,615
Increase (Decrease) in operating liabilities
Interest payable	86,236	(147,623)
Accrued legal fees	(66,054)	(203,880)
Accrued audit fees	(41,250)	22,500
Excise tax payable (Note 6)	26,328	—
Accrued expenses	(23,669)	(74,963)
Payable for open trades	(340)	(1,183)
Due to Administrator (Note 5)	—	268,500
Net cash provided by/(used in) operating activities	17,064,182	(23,361,467)
Cash flows from financing activities:
Gross proceeds from shares sold	—	10,010,400
Distributions paid to stockholders	(215,781)	(255,526)
Repurchase of common stock	(514,121)	(692,167)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	3,400,000	36,900,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(48,900,000)	(20,200,000)
Borrowings under OZK Credit Facility (Note 10)	48,175,000	—
Repayments under OZK Credit Facility (Note 10)	(11,134,268)	—
Financing costs paid and deferred	(959,105)	(19,201)
Net cash provided by/(used in) financing activities	(10,148,275)	25,743,506
Net increase (decrease) in Cash and Cash Equivalents	6,915,907	2,382,039
Cash and Cash Equivalents at beginning of period	16,499,200	15,406,421
Cash and Cash Equivalents at end of period	$23,415,107	$17,788,460
Supplemental disclosures:
Cash paid for interest	$1,255,418	$1,749,207
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$1,614,657	$1,362,153

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)

									December 31, 2025
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)	Telecommunications	6/28/2024	11.43%	3M SOFR	7.50%	11.43%	1.00%	3/31/2026		$89,243	$89,177	$89,243	0.26%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	13.96%	3M SOFR	10.00%		1.00%	3/31/2026		95,193	94,979	95,193	0.27%
BCPE North Star US Holdco 2, Inc.(f)(i)(j)	Beverage, Food & Tobacco	2/2/2022	7.83%	3M SOFR	4.00%		0.75%	6/9/2028		2,993,758	2,898,468	2,986,573	8.60%
Burgess Point Purchaser Corporation(f)(i)	Automotive	7/26/2024	9.19%	1M SOFR	5.35%		0.50%	7/25/2029		2,954,315	2,809,471	2,523,871	7.27%
Discovery Point Retreat, LLC(f)(h)	Healthcare & Pharmaceuticals	6/14/2024	11.68%	3M SOFR	7.75%		3.25%	6/14/2029		3,910,000	3,910,000	3,910,000	11.26%
DRI Holding Inc.(f)(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.07%	1M SOFR	5.25%		0.50%	12/21/2028		2,403,481	2,325,210	2,403,481	6.92%
Druid City Infusion, LLC - First Lien Term Loan(f)(h)	Healthcare & Pharmaceuticals	9/30/2024	11.17%	3M SOFR	7.50%		3.00%	10/4/2029		3,942,364	3,942,364	3,942,364	11.36%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(f)(h)(m)		9/30/2024	6.00%		2.00%	2.00%	—%	10/4/2033		51,273	51,273	98,783	0.28%
Emerge Intermediate, Inc.(h)(j)	Healthcare & Pharmaceuticals	2/26/2024	10.07%	3M SOFR	6.25%		1.00%	8/31/2027		5,264,114	5,264,114	4,816,663	13.88%
First Brands Group - First Lien Term Loan (g)(i)(o)(q)	Automotive	2/8/2024	10.99%	3M SOFR	7.00%	10.99%	1.00%	3/30/2027		2,040,054	1,967,705	11,016	0.03%
		3/8/2024	10.99%	3M SOFR	7.00%	10.99%	1.00%	3/30/2027		812,150	660,920	4,386	0.01%
First Brands Group - First Lien DIP Term Loan A (g)(i)(m)(q)	Automotive	10/2/2025	13.84%	3M SOFR	10.00%	8.45%	1.00%	6/29/2026		1,141,493	1,087,652	234,006	0.67%
First Brands Group - First Lien DIP Term Loan B (g)(i)(o)(q)	Automotive	11/10/2025	10.84%	3M SOFR	7.00%	10.84%	1.00%	6/29/2026		3,270,913	3,241,856	57,241	0.16%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)	Telecommunications	8/6/2024	11.22%	1M SOFR	7.50%		3.00%	8/6/2029		4,925,006	4,842,872	4,893,486	14.10%
Healthcare Venture Partners, LLC(f)(h)	Healthcare & Pharmaceuticals	8/29/2025	11.67%	3M SOFR	8.00%		3.50%	8/29/2030		3,980,000	3,980,000	3,980,000	11.47%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(f)(h)	Transportation: Cargo	12/3/2024	9.17%	3M SOFR	5.50%		0.75%	12/30/2028		2,951,307	2,902,817	2,951,307	8.50%
iQOR Holdings, Inc.(f)(h)	Services: Consumer	6/11/2024	11.18%	3M SOFR	7.50%		2.50%	6/11/2029		4,507,947	4,507,947	4,507,947	12.99%
MoneyGram International, Inc.(f)(i)	Banking	4/23/2024	8.51%	3M SOFR	4.75%		0.50%	6/1/2030		2,947,500	2,904,013	1,981,015	5.71%
New WPCC Parent, LLC(f)(h)(j)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.22%	3M SOFR	9.50%		2.00%	5/9/2030		1,170,627	1,143,013	1,170,627	3.37%
Recovery Solutions Parent, LLC(f)(h)(t)	Healthcare & Pharmaceuticals	1/27/2025	11.17%	3M SOFR	7.50%		2.00%	1/27/2030		678,192	402,670	678,192	1.95%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(f)(h)(j)(n)	Services: Business	7/15/2024	9.14%	3M SOFR	5.00%		1.00%	7/15/2028		1,447,665	1,438,429	1,440,137	4.15%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)(n)		7/15/2024	9.64%	3M SOFR	5.50%		1.00%	10/15/2028		1,283,630	1,273,355	1,197,883	3.45%
S&S Holdings LLC(f)(i)	Wholesale	7/16/2024	8.83%	3M SOFR	5.00%		0.50%	3/11/2028		2,953,488	2,934,164	2,959,691	8.53%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)

									December 31, 2025
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(f)(h)(s)	Consumer Goods: Non-Durable	1/23/2025	10.93%	3M SOFR	7.00%		3.00%	1/23/2030		$4,702,500	$4,702,500	$4,702,500	13.55%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(f)(h)(m)(s)			9.00%			2.00%	—%	1/23/2030		203,833	203,833	348,717	1.00%
Verify Diagnostics, LLC(f)(h)(u)	Healthcare & Pharmaceuticals	5/14/2025	13.95%	3M SOFR	10.28%		3.50%	5/15/2030		2,469,488	2,469,488	2,469,488	7.11%
WatchGuard Technologies, Inc.(f)(h)(j)	High Tech Industries	2/8/2024	8.97%	1M SOFR	5.25%		0.75%	6/30/2029		3,421,392	3,371,754	3,421,392	9.86%
Total Senior Secured Loans-First Lien											$65,420,044	$57,875,202	166.71%
Senior Secured Loans-Second Lien(k)
QC Holdings, LLC(a)(f)(h)(m)(w)	Finance	6/30/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		$2,500,000	$2,500,000	$2,500,000	7.20%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(a)(h)(m)(w)(y)	Finance	9/29/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		57,387	57,387	57,387	0.17%
Total Senior Secured Loans-Second Lien											$2,557,387	$2,557,387	7.37%
Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	—%	Residual Interest/Current Yield				7/18/2029		$250,000	$42,800	$42,125	0.12%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	—%	Residual Interest/Current Yield				1/22/2030		500,000	—	—	—%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	—%	Residual Interest/Current Yield				7/24/2030		246,767	—	—	—%
GoldenTree Loan Opportunities IX, Ltd.(v)	Structured Finance	7/19/2017	—%	Residual Interest/Current Yield				10/29/2029		250,000	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	—%	Residual Interest/Current Yield				4/22/2030		250,000	—	5,550	0.02%
Octagon Investment Partners XIV, Ltd.	Structured Finance	12/1/2017	—%	Residual Interest/Current Yield				7/16/2029		850,000	—	—	—%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	—%	Residual Interest/Current Yield				7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	Residual Interest/Current Yield				2/14/2031		387,538	30,533	25,306	0.07%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	—%	Residual Interest/Current Yield				3/17/2030		475,000	—	—	—%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				7/20/2030		250,000	—	—	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				4/15/2031		500,000	16,938	14,700	0.04%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	—%	Residual Interest/Current Yield				10/21/2030		250,000	22,047	17,250	0.05%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	—%	Residual Interest/Current Yield				4/30/2027		275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	—%	Residual Interest/Current Yield				10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/21/2031		250,000	—	—	—%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	—%	Residual Interest/Current Yield				7/22/2030		325,000	—	—	—%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	—%	Residual Interest/Current Yield				10/15/2031		250,000	18,322	15,450	0.04%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	—%	Residual Interest/Current Yield				10/15/2030		278,312	24,300	19,204	0.06%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	—%	Residual Interest/Current Yield				1/21/2031		250,000	37,760	30,125	0.09%
Total Structured Subordinated Notes											$192,700	$169,710	0.49%
Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		$472,357	$677,500	1.95%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)

									December 31, 2025
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Common Equity/Other(g)(h)(k)
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	74,707	0.22%
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	226,736	0.65%
QC Holdings Topco, LLC(a)	Finance	6/30/2025							1,000		100,000	174,840	0.50%
Recovery Solutions Parent, LLC, Membership Interest (t)	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,266,426	3.65%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	67,393	0.19%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023							2,500		997,560	—	—%
Total Common Equity/Other											$3,279,862	$2,487,602	7.17%

Preferred Stock(h)(k)
Discovery MSO HoldCo LLC(g)(m)(p)	Healthcare & Pharmaceuticals	6/14/2024				8.00%			55		$50,000	$77,876	0.22%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC(g)	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	143,000	0.41%
New WPCC PARENT, LLC (Series A Preferred Stock)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025				13.00%			17,452		196,529	246,773	0.71%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8.00%		2/28/2030	54		53,854	142,217	0.41%
Verify Diagnostic Holdings LLC(g)	Healthcare & Pharmaceuticals	5/14/2025				12.00%			100,000		100,000	219,000	0.63%
Total Preferred Stock											$500,383	$828,866	2.38%

Total Portfolio Investments											$71,950,376	$63,918,767	184.14%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of December 31, 2025, 5% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at December 31, 2025. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of December 31, 2025, the one-and-three month SOFR rates were 3.72% and 3.67%, respectively.
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)
(f) Security, or a portion thereof, is held by Prospect Flexible Funding, LLC (“PFF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the OZK Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair value of the investments used as collateral by the Company for the OZK Credit Facility at December 31, 2025 was $53,869,571, representing 84% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	$12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
New WPCC Parent, LLC	Senior Secured Loans-First Lien	9/13/2025	462,306
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the six months ended December 31, 2025:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.43%	—%	11.43%	(A)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.00%	—%	4.00%	(B)
First Brands Group - First Lien DIP Term Loan A	8.45%	—%	8.45%
New WPCC Parent, LLC. - Series A Preferred Stock	13.00%	—%	13.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(C)
QC Holdings TopCo, LLC - Delayed Draw Term Loan	—%	14.00%	14.00%	(C)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(B) On November 28, 2025, the Emerge Intermediate, Inc. First Lien term loan investment paid and capitalized interest as PIK. As of December 31, 2025 interest is accruing in cash.
(C)The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind.

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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)
(q)     First Brands Group and certain of its affiliates filed voluntary petitions for Chapter 11 bankruptcy protection.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$21,066,117	$—	$—	$2,857,311	$23,923,428	69%
Consumer Goods: Non-Durable	5,051,217	—	—	142,217	5,193,434	15%
Telecommunications	5,077,922	—	—	—	5,077,922	15%
Services: Consumer	4,507,947	—	—	74,707	4,582,654	13%
High Tech Industries	3,421,392	—	—	—	3,421,392	10%
Beverage, Food & Tobacco	2,986,573	—	—	—	2,986,573	9%
Wholesale	2,959,691	—	—	—	2,959,691	9%
Transportation: Cargo	2,951,307	—	—	—	2,951,307	9%
Automotive	2,830,520	—	—	—	2,830,520	8%
Finance	—	2,557,387	—	174,840	2,732,227	8%
Services: Business	2,638,020	—	—	67,393	2,705,413	8%
Media: Advertising, Printing & Publishing	2,403,481	—	—	—	2,403,481	7%
Banking	1,981,015	—	—	—	1,981,015	6%
Structured Finance (A)	—	—	169,710	—	169,710	—%
Total Portfolio	$57,875,202	$2,557,387	$169,710	$3,316,468	$63,918,767	186%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of December 31, 2025:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$21,162,922	$—	$—	$2,098,543	$23,261,465
Automotive	9,767,604	—	—	—	9,767,604
Consumer Goods: Non-Durable	4,906,333	—	—	1,051,414	5,957,747
Telecommunications	5,027,028	—	—	—	5,027,028
Services: Consumer	4,507,947	—	—	50,000	4,557,947
High Tech Industries	3,371,754	—	—	—	3,371,754
Services: Business	2,711,784	—	—	282,262	2,994,046
Wholesale	2,934,164	—	—	—	2,934,164
Banking	2,904,013	—	—	—	2,904,013
Transportation: Cargo	2,902,817	—	—	—	2,902,817
Beverage, Food & Tobacco	2,898,468	—	—	—	2,898,468
Finance	—	2,557,387	—	100,000	2,657,387
Media: Advertising, Printing & Publishing	2,325,210	—	—	—	2,325,210
Retail	—	—	—	198,026	198,026
Structured Finance	—	—	192,700	—	192,700
Total Portfolio	$65,420,044	$2,557,387	$192,700	$3,780,245	$71,950,376

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
(s) Shoes West, LLC and Shoes West Distribution, LLC are joint borrowers on the First Lien Term Loan A and First Lien Term Loan B.
(t) Our position in New WPCC Parent and Recovery Solutions stemmed from a restructuring of Wellpath, Inc. of which we held a first lien term loan and DIP financing loans.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF DECEMBER 31, 2025 (Unaudited)
due thereunder. Therefore, the Company may receive a higher interest rate than the “first out” lenders and the Consolidated Schedule of Investments above reflects such higher rate, as applicable.
(v)     Security was called for redemption and the liquidation of the underlying loan portfolio is ongoing.
(w) As of December 31, 2025, an affiliated fund of our Investment Advisor owns 95.40% of the equity in QC Holdings TopCo, LLC and is considered a controlling beneficial interest per the 1940 Act.
(x)    As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the six months ended December 31, 2025.

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at December 31, 2025	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(y)    On September 29, 2025, PFLOAT committed to a $187,133 second-lien delayed draw term loan, of which $57,387 is drawn as of December 31, 2025.

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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 18, 2025. See "Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement" for additional information.
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
We consolidate certain of our wholly owned companies formed by us in order to facilitate our investment strategy. The following company is included in our consolidated financial statements and is referred to as the “Consolidated Holding Company”: Prospect Discovery Holdings I, Inc.

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
Cash and Cash Equivalents. All cash balances are maintained with high credit quality financial institutions. Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. Cash and cash equivalents are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of December 31, 2025 and June 30, 2025, cash equivalents were $14,987,702 and $14,988,042, respectively. Our cash equivalents as of December 31, 2025 consisted of U.S. treasury notes with maturity dates of January 8, 2026 and January 13, 2026. Our cash equivalents as of June 30, 2025 consisted of a U.S. treasury note with a maturity date of July 8, 2025.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of December 31, 2025 and June 30, 2025, we had one asset going through bankruptcy.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2025 and June 30, 2025, our qualifying assets as a percentage of total assets stood at 95.33% and 96.04%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2025, approximately 0.08% of our total assets at fair value were on non-accrual status. As of June 30, 2025, approximately 0.01% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended December 31, 2025 and 2024, PIK interest included in interest income totaled $113,465 and $97,706, respectively. For the six months ended December 31, 2025 and 2024, PIK interest included in interest income totaled $145,021 and $166,986, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of December 31, 2025, the Company expects to have no excise tax due for the 2024 calendar year. For the three and six months ended December 31, 2025, the Company has accrued $26,328 of excise tax.
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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2025, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the taxable years ended December 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of December 31, 2025, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of December 31, 2025, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three months ended December 31, 2025 and 2024 and the the six months ended December 31, 2025 and 2024. There were no shares transactions with Class I Common stock for the three and six months ended December 31, 2025.

	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	198,978	$875,207	363,604	$1,614,657
Repurchase of common stock	(52,522)	(215,865)	(118,362)	(514,121)
Net increase/(decrease) from capital transactions	146,456	$659,342	245,242	$1,100,536

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,096,436	$10,000,000
Shares issued through reinvestment of distributions	160,870	743,393	290,911	1,362,153
Repurchase of common stock	(102,793)	(468,729)	(150,638)	(692,167)
Net increase/(decrease) from capital transactions	58,077	$274,664	2,236,709	$10,669,986

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
	PFLOAT Class I Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,237	$10,400	2,237	$10,400
Shares issued through reinvestment of distributions	—	—	—	—
Repurchase of common stock	—	—	—	—
Net increase/(decrease) from capital transactions	2,237	$10,400	2,237	$10,400

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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Six months ended December 31, 2025
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
December 31, 2025	November 18, 2025	52,522	—	100%	$4.11	$215,865
Total for the six months ended December 31, 2025		118,362	—			514,121

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

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
For the three months ended December 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $165,000 and $106,000, respectively, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended December 31, 2025. The Administrator did not waive any overhead during the three months ended December 31, 2024.
For the six months ended December 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $332,500 and $271,000, respectively, of which $332,500 was waived by the Administrator under the Expense Limitation Agreement during the six months ended December 31, 2025. The Administrator did not waive any overhead during the six months ended December 31, 2024.
During the three months ended December 31, 2025 and 2024, $0 and $20,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
During the six months ended December 31, 2025 and 2024, $2,500 and $30,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of December 31, 2025 and June 30, 2025, $2,015,442 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
During the three months ended December 31, 2025 and 2024, the total base management fee incurred by the Adviser was $276,445 and $314,020, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
During the six months ended December 31, 2025 and 2024, the total base management fee incurred by the Adviser was $573,315 and $603,181, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
As of December 31, 2025 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2025 and 2024. The officers do not receive any direct compensation from the Company.
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

On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated ELA, the Third Amended and Restated ELA, the Fourth Amended and Restated ELA, and the Fifth Amended and Restated ELA, the "ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Sixth Amended and Restated ELA are identical to those of the Fifth Amended and Restated ELA.
For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $724,061 and $314,020 for the three months ended December 31, 2025 and 2024, respectively, and in an amount of $1,487,426 and $603,181 for the six months ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, pursuant to the Sixth Amended and Restated ELA, we are due $282,615 from our Adviser. This amount includes all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period Ended	ELA Reimbursement waived by the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Amounts	Annual Limit	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
December 31, 2022	105,950	—	105,950	8.00%	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	8.00%	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	8.00%	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	8.00%	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	8.00%	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	8.00%	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	8.00%	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	8.00%	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	4.00%	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	4.00%	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	4.00%	2.03%	4.97%	June 30, 2028
September 30, 2025	763,365	—	763,365	0.00%	1.98%	10.87%	September 30, 2028
December 31, 2025	724,062	—	724,062	0.00%	2.01%	10.89%	December 31, 2028
Total	$3,405,572		$3,405,572
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the six months ended December 31, 2025 and 2024:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Distributions
For the Six Months Ended December 31, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	0.04285	382,143	0.04285	96
September 26, 2025	0.03452	310,410	0.03452	77
October 31, 2025	0.04315	390,644	0.04315	95
November 28, 2025	0.03176	288,276	0.03176	71
December 26, 2025	0.03176	290,255	0.03176	73
Total for the Six Months Ended December 31, 2025		$1,967,625		$489

	Distributions
For the Six Months Ended December 31, 2024	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
Total for the Six Months Ended December 31, 2024		$1,705,150		$220
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
During the three months ended December 31, 2025 and 2024, the Company's officers and directors did not purchase any shares of our stock. During the six months ended December 31, 2025, the Company's officers and directors did not purchase any shares of our stock. During the six months ended December 31, 2024, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax character of distributions paid to the Company's shareholders during the taxable years ended December 31, 2025 and 2024 were as follows:

	Taxable Year Ended
	December 31, 2025		December 31, 2024
Ordinary income	$3,487,407		$2,046,754
Return of capital	—		642,930
Total distributions paid to stockholders	$3,487,407	(1)	$2,689,684	(2)
(1)    For the taxable year ended December 31, 2025, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and are reported on the 2025 Form 1099-DIV.
(2)    For the taxable year ended December 31, 2024, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and are reported on the 2024 Form 1099-DIV. For the taxable year ended December 31, 2024, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and will be reported on the 2025 Form 1099-DIV.
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
The Company's cost basis of investments as of December 31, 2025 for tax purposes was $72,873,236, resulting in an estimated net unrealized loss of $8,954,469. The gross unrealized gains and losses as of December 31, 2025 were $2,049,706 and $11,004,175, respectively. The Company's cost basis of investments as of June 30, 2025 for tax purposes was $88,771,185, resulting in an estimated net unrealized loss of $3,754,589. The gross unrealized gains and losses as of June 30, 2025 were $1,675,136 and $5,429,725, respectively.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the taxable years ended December 31, 2025 and 2024.

	Taxable Year Ended December 31, 2025	Taxable Year Ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$(3,814,243)	$102,228
Net realized (gains) losses on investments	2,880,695	3,366,992
Net change in unrealized (gains) losses on investments	5,307,259	(1,783,495)
Other temporary book-to-tax differences	115,853	(33,001)
Permanent differences	356,938	355,308
Taxable income (loss) before deductions for distributions	$4,846,502	$2,008,032
Capital losses in excess of capital gains earned in a taxable year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the taxable year ended December 31, 2025 and December 31, 2024, we had capital loss carryforwards of $9,373,790 and $7,727,035, respectively, available for use in later taxable years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent taxable year ended December 31, 2025, we had undistributed ordinary income in excess of cumulative distributions, capital gain in excess of cumulative distributions, and capital loss carryforwards as follows:

Tax Year Ended December 31, 2025
Undistributed ordinary income	$1,359,095
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(9,373,790)

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In general, we make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, amortization of offering costs, expense payments, nondeductible federal excise taxes and net operating losses, among other items. During the taxable year ended December 31, 2025, we increased overdistributed net investment income by $356,938 and decreased capital in excess of par value by $356,938. During the taxable year ended December 31, 2024, we increased overdistributed net investment income by $355,308 and decreased capital in excess of par value by $355,308. Due to the difference between our fiscal and taxable year end, the reclassifications for the taxable year ended December 31, 2025 were recorded in the fiscal year ending June 30, 2026 and the reclassifications for the taxable year ended December 31, 2024 were recorded in the fiscal year ended June 30, 2025.
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,190,281 and $4,967,899 during the three months ended December 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $5,931,531 and $38,005,505 during the six months ended December 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $3,241,856 and $961,877 during the three months ended December 31, 2025 and 2024, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $3,241,856 and $2,902,218 during the six months ended December 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $3,259,121 and $5,212,294 were received during the three months ended December 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $20,354,402 and $12,924,933 were received during the six months ended December 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $6,500,976 and $6,174,171 were received during the three months ended December 31, 2025 and 2024, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $23,596,258 and $15,827,151 were received during the six months ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and June 30, 2025, 94% and 91%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $60,154,799 and $77,277,488, respectively. As of December 31, 2025 and June 30, 2025, 94% and 90% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $67,915,025 and $79,308,649, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$65,420,044	$57,875,202	91%
Senior Secured Loans-Second Lien	2,557,387	2,557,387	4%
Structured Subordinated Notes	192,700	169,710	—%
Common Equity/Other	3,279,862	2,487,602	4%
Preferred Equity	500,383	828,866	1%
Total Portfolio Investments	$71,950,376	$63,918,767	100%

	June 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%
Structured Subordinated Notes	864,921	709,261	1%
Common Equity/Other	3,279,862	2,061,100	2%
Preferred Equity	377,122	501,010	1%
Total Portfolio Investments	$88,404,806	$85,016,596	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$23,923,428	37%
Consumer Goods: Non-Durable	5,193,434	8%
Telecommunications	5,077,922	8%
Services: Consumer	4,582,654	7%
High Tech Industries	3,421,392	5%
Beverage, Food & Tobacco	2,986,573	5%
Wholesale	2,959,691	5%
Transportation: Cargo	2,951,307	5%
Automotive	2,830,520	4%
Finance	2,732,227	4%
Services: Business	2,705,413	4%
Media: Advertising, Printing & Publishing	2,403,481	4%
Banking	1,981,015	3%
Structured Finance (1)	169,710	1%
Total	$63,918,767	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,902,129	27%
Automotive	8,145,766	10%
Telecommunications	7,355,550	9%
Consumer Goods: Non-Durable	5,069,461	6%
Beverage, Food & Tobacco	4,954,278	6%
High Tech Industries	4,915,366	6%
Services: Consumer	4,655,664	5%
Transportation: Cargo	4,466,250	5%
Consumer Goods: Durable	4,296,202	5%
Services: Business	4,184,835	5%
Media: Advertising, Printing & Publishing	3,413,576	4%
Wholesale	2,916,144	3%
Banking	2,682,544	3%
Finance	2,600,000	3%
Media: Diversified and Production	1,749,570	2%
Structured Finance(1)	709,261	1%
Total	$85,016,596	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2025 and June 30, 2025, respectively:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$10,757,799	$47,117,403	$57,875,202
Senior Secured Loans-Second Lien	—	—	2,557,387	2,557,387
Structured Subordinated Notes	—	—	169,710	169,710
Common Equity/Other	—	—	2,487,602	2,487,602
Preferred Equity	—	—	828,866	828,866
Total Portfolio Investments	$—	$10,757,799	$53,160,968	$63,918,767

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$21,263,851	$56,231,804	$77,495,655
Senior Secured Loans-Second Lien	—	1,749,570	2,500,000	4,249,570
Structured Subordinated Notes	—	—	709,261	709,261
Common Equity/Other	—	—	2,061,100	2,061,100
Preferred Equity	—	—	501,010	501,010
Total Portfolio Investments	$—	$23,013,421	$62,003,175	$85,016,596

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
Changes in Valuation Techniques
During the six months ended December 31, 2025, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $98,783 as of December 31, 2025, a premium of $47,510 from its amortized cost, compared to the $30,177 unrealized premium recorded at June 30, 2025.
During the six months ended December 31, 2025, the valuation methodology for WatchGuard Technologies, Inc. for the First Lien Term Loan changed from the a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment increased to $3,421,392, as of December 31, 2025, a premium of $49,638 to its amortized cost, compared to the $47,382 unrealized premium recorded at June 30, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$23,261,465	$23,923,428	37%
All Other Industries	48,688,911	39,995,339	63%
Total	$71,950,376	$63,918,767	100%

	June 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	$22,902,129	27%
All Other Industries	65,675,581	62,114,467	73%
Total	$88,404,806	$85,016,596	100%
As of December 31, 2025, investments in California and South Carolina comprised 11.9% and 10.7%, respectively, of our investments at fair value, with a cost of $7,285,397 and $6,649,488 and a fair value of $7,596,915 and $6,811,488, respectively.
As of June 30, 2025, investments in California and New Jersey comprised 12.0% and 10.8%, respectively, of our investments at fair value, with a cost of $10,111,172 and $10,269,586, respectively, and a fair value of $10,232,607 and $9,158,337, respectively.
The following is a reconciliation for the three and six months ended December 31, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at September 30, 2025	$50,111,613	$2,557,387	$366,014	$738,583	$2,322,276	$56,095,873
Net realized gains (losses) on investments	(649,548)	—	(181,657)	—	—	(831,205)
Net change in unrealized gains (losses) on investments	727,966	—	53,044	67,021	165,326	1,013,357
Net realized and unrealized gains (losses) on investments	78,418	—	(128,613)	67,021	165,326	182,152
Purchases of investments	—	—	—	—	—	—
Payment-in-kind interest	79,369	—	—	23,262	—	102,631
Accretion (amortization) of purchase discount and premium, net	76,446	—	—	—	—	76,446
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(67,691)	—	—	(67,691)
Repayments and sales of portfolio investments	(3,228,443)	—	—	—	—	(3,228,443)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at December 31, 2025	$47,117,403	$2,557,387	$169,710	$828,866	$2,487,602	$53,160,968

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$125,237	$—	$53,044	$67,021	$165,326	$410,628

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2025	$56,231,804	$2,500,000	$709,261	$501,010	$2,061,100	$62,003,175
Net realized gains (losses) on investments	(576,639)	—	(418,030)	—	—	(994,669)
Net change in unrealized gains (losses) on investments	731,870	—	132,672	204,594	426,502	1,495,638
Net realized and unrealized gains (losses) on investments	155,231	—	(285,358)	204,594	426,502	500,969
Purchases of investments	4,462,306	57,387	—	100,000	—	4,619,693
Payment-in-kind interest	110,925	—	—	23,262	—	134,187
Accretion (amortization) of purchase discount and premium, net	127,099	—	—	—	—	127,099
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(179,940)	—	—	(179,940)
Repayments and sales of portfolio investments	(11,287,418)	—	(74,253)	—	—	(11,361,671)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,682,544)	—	—	—	—	(2,682,544)
Fair Value at December 31, 2025	$47,117,403	$2,557,387	$169,710	$828,866	$2,487,602	$53,160,968

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$95,493	$—	$85,797	$204,594	$426,502	$812,386

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the six months ended December 31, 2025, one of our first lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at September 30, 2024	$52,968,985	$1,594,778	$2,551,477	$100,069	$952,222	$58,167,531
Net realized gains (losses) on investments	—	—	(394,194)	—	—	(394,194)
Net change in unrealized gains (losses) on investments	80,148	38,244	36,443	(39,216)	164,619	280,238
Net realized and unrealized gains (losses) on investments	80,148	38,244	(357,751)	(39,216)	164,619	(113,956)
Purchases of investments	5,832,070	—	—	—	—	5,832,070
Restructuring of investments	(961,877)	—	—	—	—	(961,877)
Payment-in-kind interest	78,879	18,827	—	—	—	97,706
Accretion (amortization) of purchase discount and premium, net	102,809	(5,599)	—	—	—	97,210
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(215,294)	—	—	(215,294)
Repayments and sales of portfolio investments	(5,136,451)	(17,640)	—	—	—	(5,154,091)
Transfers into Level 3(1)	7,641,484	—	—	—	—	7,641,484
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at December 31, 2024	60,606,047	1,628,610	1,978,432	60,853	1,116,841	$65,390,783

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$144,877	$38,244	$36,443	$(39,216)	$164,619	$344,967

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2025:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$44,636,649	Discounted Cash Flow (Yield Analysis)	Market yield	7.57%	to	17.76%		11.18%
Senior Secured First Lien Debt	184,436	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.25x	to	7.75x		6.00x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	15.50%	to	17.50%		16.50%
Senior Secured First Lien Debt	348,717	Discounted Cash Flow (Yield Analysis)	Market yield	13.14%	to	13.14%		13.14%
		Option Pricing Model	Expected Volatility	50.00%	to	60.00%		60.00%
Senior Secured First Lien Debt	1,947,602	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	9.00x		7.10x
Senior Secured Loans-Second Lien	2,557,387	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	7.00x		6.00x
Common Equity/Other	2,487,602	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.25x		7.60x
Common Equity/Other	—	Enterprise Value Waterfall (Market Approach)	Revenue Multiple	0.28x	to	0.48x		0.38x
			Recoverable Amount	n/a	to	n/a		n/a
Preferred Equity	296,876	Option Pricing Model	Expected Volatility	60.00%	to	70.00%		66.30%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.50x	to	7.25x		6.70x
Preferred Equity	531,989	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.25x	to	7.75x		6.50x
Subordinated Structured Notes	169,710	Discounted Cash Flow	Discount rate	12.12%	to	12.85%	(1)(2)	12.41%	(1)(2)
	$53,160,968
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
For the three months ended December 31, 2025 and 2024, there were no structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the six months ended December 31, 2025 and 2024, there were $90,000 and $102,705 structuring fees recognized as part of interest income on the Consolidated Statements of Operations.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended December 31, 2025 and 2024, there were accelerated original issue discounts due to repayments of $51,932 and $64,729, respectively, included in interest income.
For the six months ended December 31, 2025 and 2024, there were accelerated original issue discounts due to repayments of $57,976 and $227,840, respectively, included in interest income.
For the three and six months ended December 31, 2025 and 2024, there was no early repayment income included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
OZK Credit Facility(1)	$37,040,732	$37,040,732	$—	$—	$37,040,732
	$37,040,732	$37,040,732	$—	$—	$37,040,732

(1)As of December 31, 2025, the fair value of the OZK Credit Facility was $37,040,732, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the OZK Credit Facility approximates the carrying value since the OZK Credit Facility bears a floating rate and re-prices to market frequently.

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
The Company has a conditional obligation to reimburse the Adviser for any payments made by the Adviser under the Expense Limitation Agreement. The Expense Limitation Agreement payments are subject to repayment by the Company within the three years following the end of the quarter in which the payment was made by the Adviser; subject to the Repayment Limitations.
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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of December 31, 2025 and June 30, 2025, we had $129,746 and $656,566, respectively, of undrawn delayed draw term loan and revolver commitments to our portfolio companies. The fair value of our undrawn delayed draw term loan and revolver commitments was $0 and $0 as of December 31, 2025 and June 30, 2025, respectively, as they were all floating rate instruments that repriced frequently.
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
During the three months ended December 31, 2025 and 2024, we had no realized loss on the extinguishment of debt.
During the six months ended December 31, 2025 and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively related to the Senior Secured Revolving Credit Facility.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans,

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of December 31, 2025, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of December 31, 2025, we had $37,040,732 outstanding on our OZK Credit Facility. As of December 31, 2025, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $53,869,571, which represents 84% of our total investments for the period. As of December 31, 2025, cash balances of $8,165,849 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $37,040,732 and is categorized as Level 3 under ASC 820 as of December 31, 2025. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of December 31, 2025, $866,543 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2025 and 2024, we recorded $717,929 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
During the six months ended December 31, 2025 and 2024, we recorded $1,562,879 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.48% under the OZK Credit Facility.
For the three months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% under the Senior Secured Revolving Credit Facility.
For the six months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.67% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the six months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.65% under the Senior Secured Revolving Credit Facility.
For the three months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility was 37,848,806.
For the three months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $46,311,957.
For the six months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $39,620,704.
For the six months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $38,936,957.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,				Six Months Ended December 31
	2025		2024(g)		2025		2024
Per Share Data(a):	Class A	Class I	Class A	Class I	Class A	Class I	Class A
Net asset value at beginning of period	$4.14	$4.14	$4.65	$4.65	$4.50	$4.50	$4.69
Net investment income (loss)	0.14	0.14	0.09	0.09	0.29	0.29	0.16
Net realized and unrealized gains (losses) on investments	(0.38)	(0.38)	(0.05)	(0.05)	(0.73)	(0.73)	(0.09)
Net realized (losses) on extinguishment of debt	—	—	—	—	(0.05)	(0.05)	—
Net increase (decrease) in net assets resulting from operations	(0.24)	(0.24)	0.04	0.04	(0.49)	(0.49)	0.07
Distributions(b)
Return of capital distributions	—	—	(0.01)	(0.01)	—	—	(0.02)
Distributions from net investment income	(0.11)	(0.11)	(0.09)	(0.09)	(0.22)	(0.22)	(0.17)
Total Distributions	(0.11)	(0.11)	(0.10)	(0.10)	(0.22)	(0.22)	(0.19)
Other(c)(e)	0.01	0.01	—	—	0.01	0.01	0.02
Net asset value at end of period	$3.80	$3.80	$4.59	$4.59	$3.80	$3.80	$4.59
Total return based on net asset value(d)	(5.87)%	(5.87)%	0.84%	0.84%	(11.27)%	(11.27)%	1.99%

Supplemental Data:
Net assets at end of period	$34,703,153	$8,493	$40,820,461	$10,260	$34,703,153	$8,493	$40,820,461
Average net assets	$35,959,920	$8,800	$40,948,160	$10,292	$37,299,398	$9,128	$40,948,160
Weighted average shares outstanding	9,088,804	2,237	8,893,718	2,237	9,019,327	2,237	8,835,245
Ratio to average net assets:
Total annual expenses(f)	16.04%	16.04%	18.04%	18.04%	16.35%	16.35%	19.44%
Total annual expenses (after expense limitation agreement/expense waivers)(e)(f)	7.98%	7.98%	14.98%	14.98%	8.38%	8.38%	16.25%
Net investment income (loss)(f)	14.30%	14.30%	7.45%	7.45%	14.11%	14.11%	7.40%

Portfolio Turnover	1.61%	1.61%	5.81%	5.81%	7.82%	7.82%	17.08%

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

(f) Annualized for the three and six months ended December 31, 2025 and 2024.
(g) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2025, there are no shares of Class S or Class D common stock outstanding. As of September 30, 2024, there are no shares of Class I common stock outstanding. As such, only the three months ended December 31, 2024 are presented above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2022. As of December 31, 2025 and June 30, 2025, our asset coverage ratio stood at 194% and 188%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2025	$37,040,732	$1,937	—	—
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2025 and 2024.

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	Class A	Class I	Class A	Class I(a)	Class A	Class I	Class A
Net increase/(decrease) in net assets resulting from operations	$(2,203,535)	$(539)	$333,598	$84	$(4,407,826)	$(1,087)	$592,061
Weighted average common stock outstanding	9,088,804	2,237	8,893,718	2,237	9,019,327	2,237	8,835,245
Net increase/(decrease) in net assets resulting from operations per share	$(0.24)	$(0.24)	$0.04	$0.04	$(0.49)	$(0.49)	$0.07
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2025, there are no shares of Class S and Class D common stock outstanding. Class I common stock was issued on October 1, 2025, therefore only the three months ended December 31, 2024 are presented above.

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
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:

Co-Investment Exemptive Order
On January 6, 2026, we, our Adviser and certain affiliates received an exemptive order from the SEC, which superseded the Order, that permits us, among other things, to participate with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation, Priority Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Distributions:
On January 23, 2026, our Board of Directors declared a distribution for the month of January 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share for the first fiscal quarter ended September 30, 2025. The distribution has a record date as of the close of business of the last Friday of January 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
January 30, 2026	February 6, 2026	$0.03970	$0.03970
Issuance of Common Stock
For the period beginning January 1, 2026 and ending February 11, 2026, the Company issued 141,753 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $582,602.
OZK Credit Facility
On January 30, 2026, February 5, 2026, and February 6, 2026, the Company drew $500,000, $3,100,000, and $500,000 on the OZK Credit Facility. On January 5, 2026, January 16, 2026, February 4, 2026, and February 11, 2026 the Company repaid $250,000, $500,000, $600,000, and $3,100,000 on the OZK Credit Facility, respectively. As of February 11, 2026, the outstanding balance on the OZK Credit Facility was $36,690,732.
Investment Activity
During the period beginning January 1, 2026 and ending February 11, 2026, the Company made two investments in a portfolio company totaling $533,640.
During the period beginning January 1, 2026 and ending February 11, 2026, the Company sold one investment in a portfolio company totaling $1,180,000.
NASAA-Related Amendments
During our state registration process, certain state securities regulatory authorities requested certain changes to our charter, bylaws, Amended and Restated Advisory Agreement and Administration Agreement based on the North American Securities Administrators Association Omnibus Guidelines. On December 23, 2025, our Board of Directors unanimously approved such changes and, on January 14, 2026, we filed with the SEC an information statement informing our stockholders that a Special Meeting of Stockholders will be held on March 4, 2026 to approve the proposed changes to our charter. A stockholder who holds a majority of our outstanding common stock voted in favor of the proposed changes to our charter in a written consent dated December 23, 2025. We expect that the proposed changes to our charter will be effected immediately after the special meeting of stockholders by filing the Fifth Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland, and we expect that, on the same day, we will adopt the Fifth Amended and Restated Bylaws and enter into the Second Amended and Restated Advisory Agreement and the Second Amended and Restated Administration Agreement.
Distribution Agreement
On January 26, 2026, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Ultimus Fund Distributors, LLC (the "Distributor") to act as distributor in the Company's Multi-Class Offering. The Distribution Agreement will become effective as of the effective date of the post-effective amendment to the Company’s registration statement on Form N-2 naming the Distributor as the distributor of the Company (the "Distribution Agreement Effective Date"). Either party may terminate the Distribution Agreement upon 60 days’ written notice to the other party. Pursuant to the Distribution Agreement, the Company will indemnify the Distributor, its officers, directors, employees and other agents in certain circumstances, except that such parties will not be indemnified for any liability to which they would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Distribution Agreement.

Ultimus Fund Solutions, LLC, an affiliate of the Distributor, is expected to serve as the Company's transfer agent, plan administrator, distribution paying agent and registrar.
Termination of Dealer Manager Agreement
On January 26, 2026, the Company signed an agreement with the Dealer Manager to terminate its existing Dealer Manager Agreement. The termination of the existing Dealer Manager Agreement will be effective as of the Distribution Agreement Effective Date. The termination is by mutual agreement of the parties and no early termination penalties will be incurred by the Company resulting from the termination of the existing Dealer Manager Agreement.

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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 18, 2025.
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
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and six months ended December 31, 2025, we purchased $1,076,816 and $5,696,509, respectively, in investment securities (excluding short-term securities). During the three and six months ended December 31, 2025, there was one noncash restructured investment of 3,241,856.
During the three months ended December 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,259,121, resulting in a total net portfolio decline of $2,182,305 for the three months ended December 31, 2025.
During the six months ended December 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $20,354,402, resulting in a total net portfolio decline of $14,657,893 for the six months ended December 31, 2025.
Debt Issuances and Redemptions
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC, as borrower, and the lenders party thereto. As of December 31, 2025, there was a $37,040,732 balance on the OZK Credit Facility.
Equity Issuances
As part of the distribution reinvestment plan, we issued 60,559, 76,120, and 62,999 shares of our common stock on October 3, 2025, November 7, 2025 and December 5, 2025, respectively.

On September 29, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended June 30, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $532,720. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2025. The offer expired at 4:00 P.M., Eastern Time, on October 30, 2025 and a total of 52,522 shares were validly tendered and not withdrawn at a price equal to $4.11 per Share for an aggregate purchase price of approximately $215,866.
On December 29, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $879,611. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2026. The offer expired at 4:00 P.M., Eastern Time, on January 30, 2026.
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
For the three months ended December 31, 2025, allocation of overhead from the Administrator to the Company was $165,000, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended December 31, 2025.
For the six months ended December 31, 2025, allocation of overhead from the Administrator to the Company was $332,500 of which $332,500 was waived by the Administrator under the Expense Limitation Agreement during the six months ended December 31, 2025.
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and six months ended December 31, 2025, we purchased $1,076,816 and $5,696,509, respectively, in investment securities (excluding short-term securities). During the three and six months ended December 31, 2025, there was one noncash restructured investment of 3,241,856.
During the three months ended December 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $3,259,121, resulting in a total net portfolio decline of $2,182,305 for the three months ended December 31, 2025.
During the six months ended December 31, 2025, sales and redemptions of investment securities (excluding short-term securities) were $20,354,402, resulting in a total net portfolio decline of $14,657,893 for the six months ended December 31, 2025.
As of December 31, 2025, our investment portfolio, with a total fair value of $63,918,767, consisted of interests in 62 investments (95% in senior secured loans, 5% in equity/other and less than 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after December 31, 2025 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed on September 3, 2025.
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
Portfolio Holdings
As of December 31, 2025, our investment portfolio, with a total fair value of $63,918,767, consisted of interests in 24 portfolio companies and 20 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025			As of June 30, 2025
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$65,420,044	$57,875,202	91%	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	2,557,387	2,557,387	4%	4,339,325	4,249,570	5%
Structured subordinated notes	192,700	169,710	—%	864,921	709,261	1%
Common Equity/Other	3,279,862	2,487,602	4%	3,279,862	2,061,100	2%
Preferred Equity	500,383	828,866	1%	377,122	501,010	1%
Total	$71,950,376	$63,918,767	100%	$88,404,806	$85,016,596	100%

Number of portfolio companies	24			27
Number of Structured subordinated notes	20			22

% Variable Rate (based on fair value)	98%	(1)		94%	(4)
% Fixed Rate (based on fair value)	2%	(1)		6%	(4)

% Weighted Average Yield Variable Rate (based on principal outstanding)	10.28%	(2)		11.14%	(5)
% Weighted Average Yield Fixed Rate (based on principal outstanding)	7.66%	(1)		10.64%	(4)
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			—%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)	10.37%	(3)		11.17%	(6)
% Weighted Average Yield (based on cost) for the entire portfolio	9.90%			10.70%

(1) The interest rate by type information is calculated using the Company’s debt and preferred equity portfolio and excludes common equity investments.
(2) The interest rate by type information is calculated using the Company’s debt and preferred equity portfolio and excludes structured subordinated notes.
(3) The interest rate by type information is calculated excluding the Company’s common equity investments.
(4) The interest rate by type information is calculated using the Company’s debt portfolio and excludes all equity investments.
(5) The interest rate by type information is calculated using the Company’s debt portfolio and excludes structured subordinated notes.
(6) The interest rate by type information is calculated excluding the Company’s entire equity investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$23,261,465	32%	$23,923,428	37%
Consumer Goods: Non-Durable	5,957,747	8%	5,193,434	8%
Telecommunications	5,027,028	7%	5,077,922	8%
Services: Consumer	4,557,947	6%	4,582,654	7%
High Tech Industries	3,371,754	5%	3,421,392	5%
Beverage, Food & Tobacco	2,898,468	4%	2,986,573	5%
Wholesale	2,934,164	4%	2,959,691	5%
Transportation: Cargo	2,902,817	4%	2,951,307	5%
Automotive	9,767,604	14%	2,830,520	4%
Finance	2,657,387	4%	2,732,227	4%
Services: Business	2,994,046	4%	2,705,413	4%
Media: Advertising, Printing & Publishing	2,325,210	3%	2,403,481	4%
Banking	2,904,013	4%	1,981,015	3%
Structured Finance	192,700	1%	169,710	1%
Retail	198,026	—%	—	—%
Total	$71,950,376	100%	$63,918,767	100%

	June 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	26%	$22,902,129	27%
Automotive	8,691,552	10%	8,145,766	9%
Telecommunications	8,197,147	9%	7,355,550	9%
Consumer Goods: Non-Durable	5,975,572	7%	5,069,461	6%
Beverage, Food & Tobacco	4,820,318	5%	4,954,278	6%
High Tech Industries	4,867,983	6%	4,915,366	6%
Services: Consumer	5,340,440	6%	4,655,664	5%
Transportation: Cargo	4,386,823	5%	4,466,250	5%
Consumer Goods: Durable	4,222,652	5%	4,296,202	5%
Services: Business	4,492,864	5%	4,184,835	5%
Media: Advertising, Printing & Publishing	3,293,835	4%	3,413,576	4%
Wholesale	2,957,298	3%	2,916,144	3%
Banking	2,926,825	3%	2,682,544	3%
Finance	2,600,000	3%	2,600,000	3%
Media: Diversified and Production	1,839,325	2%	1,749,570	2%
Structured Finance	864,921	1%	709,261	1%
Retail	198,026	—%	—	—%
Total	$88,404,806	100%	$85,016,596	100%
As of December 31, 2025 and June 30, 2025, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of December 31, 2025 and June 30, 2025:

	December 31, 2025				June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$71,950,376	100%	$63,918,767	100%	$88,404,806	100%	$85,016,596	100%
Total Investments	$71,950,376	100%	$63,918,767	100%	$88,404,806	100%	$85,016,596	100%

Net Asset Value
During the three months ended December 31, 2025, our net asset value decreased by $2,514,146, while our net asset value per share decreased by $0.34.
During the six months ended December 31, 2025, our net asset value decreased by $5,276,491, while our net asset value per share decreased by $0.70.
For the three months ended December 31, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $3,489,580, or $0.38 per weighted average share.
For the six months ended December 31, 2025, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $6,544,976, or $0.73 per weighted average share and a realized loss on the extinguishment of debt of $495,849, or $0.06 per weighted average share.
For the three months ended December 31, 2025, the decrease in our net asset value per share was partially offset by an increase of $0.03 due to net investment income exceeding distributions to common shareholders.
For the six months ended December 31, 2025, the decrease in our net asset value per share was partially offset by an increase of $0.07 due to net investment income exceeding distributions to common shareholders.
The following table shows the calculation of net asset value per share as of December 31, 2025 and June 30, 2025.

NET ASSET VALUE PER SHARE	December 31, 2025	June 30, 2025
Class A Shares:
Net assets	$34,703,153	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,138,938	8,893,696
Net asset value per share	$3.80	$4.50

Class I Shares:
Net assets	$8,493	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.80	$4.50

Results of Operations
Investment Income
For the three months ended December 31, 2025 and 2024, we generated $2,029,763 and $2,296,155, respectively, in investment income in the form of interest and fees earned on our debt portfolio.
For the six months ended December 31, 2025 and 2024, we generated $4,221,119 and $4,461,365, respectively, in investment income in the form of interest and fees earned on our debt portfolio.
Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024, due to decreases in SOFR, as most of the portfolio is floating rate.

For the three and six months ended December 31, 2025, our income from our structured subordinated notes decreased due to 20 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended December 31, 2025 and 2024, PIK interest included in interest income totaled $113,465 and $97,706, respectively.
For the six months ended December 31, 2025 and 2024, PIK interest included in interest income totaled $145,021 and $166,986, respectively.
For the three and six months ended December 31, 2025, PIK interest included in interest income in aggregate was lower due to a higher number of investments paying cash interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,441,990 and $1,847,715 for the three months ended December 31, 2025 and 2024, respectively. Total operating expenses before expense limitation support totaled $3,050,305 and $3,667,760 for the six months ended December 31, 2025 and 2024, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended December 31, 2025 and 2024, respectively, were $276,445 and $314,020. The base management fees for the six months ended December 31, 2025 and 2024, respectively, were $573,315 and $603,181. Base management fees were lower for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024 due to the decrease in net assets. Management fees for the three and six months ended December 31, 2025 and 2024 were waived.
The interest and credit facility expense for the three months ended December 31, 2025 and 2024, respectively, were $717,929 and $1,007,252. The interest and credit facility expense for the six months ended December 31, 2025 and 2024, respectively, were $1,562,879 and $1,811,639. The interest and credit facility expenses were lower for the three and six months ended December 31, 2025 compared to the three and six months ended December 31, 2024, due to a decrease in interest rates.
For the three months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.48% under the OZK Credit Facility. For the three months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% under the Senior Secured Revolving Credit Facility.
For the six months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.67% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility. For the six months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.65% under the Senior Secured Revolving Credit Facility.
For the three months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility was 37,848,806. For the three months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $46,311,957.
For the six months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $39,620,704. For the six months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $38,936,957.
The offering costs for the three months ended December 31, 2025 and 2024, respectively, were $40,122 and $137,292. The offering costs for the six months ended December 31, 2025 and 2024, respectively, were $82,085 and $272,819. The offering costs for the three and six months ended December 31, 2025 were lower compared to the three and six months ended December 31, 2024 due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the three months ended December 31, 2025 and 2024, respectively, were $27,960 and $17,956. The legal expenses for the six months ended December 31, 2025 and 2024, respectively, were $89,596 and $128,557. The legal expenses for the three and six months ended December 31, 2025 were lower in aggregate compared to the three and six months ended December 31, 2024 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended December 31, 2025 and 2024, respectively, were $18,274 and $13,581. The valuation services for the six months ended December 31, 2025 and 2024, respectively, were $24,274 and $29,887. The valuation costs for the three and six months ended December 31, 2025 were similar in aggregate compared to the three and six months ended December 31, 2024 due to an offset in provider costs and a decrease in investments held.

The audit expenses for the three months ended December 31, 2025 and 2024, respectively, were $83,750 and $100,000. The audit expenses for the six months ended December 31, 2025 and 2024, respectively, were $168,593 and $254,500. The audit costs for the three and six months ended December 31, 2025 were lower compared to the three and six months ended December 31, 2024 due to the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.
The general and administrative expense for the three months ended December 31, 2025 and 2024, respectively, were $41,666, $22,236. The general and administrative expense for the six months ended December 31, 2025 and 2024, respectively, were $70,905 and $49,916. The general and administrative expenses were higher for the three and six months ended December 31, 2025 due to additional expenses incurred in relation to the new OZK Credit Facility.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $724,061 and $314,020 for the three months ended December 31, 2025 and 2024, respectively.
Pursuant to the expense limitation support payment (discussed below), the sponsor reimbursed the Company $1,487,426 and $603,181 for the six months ended December 31, 2025 and 2024, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $1,285,506 and $762,460 for the three months ended December 31, 2025 and 2024, respectively. Our net investment income (loss) totaled $2,631,912 and $1,396,786 for the six months ended December 31, 2025 and 2024, respectively. The net investment income for the three and six months ended December 31, 2025 was higher due to an increase in the number of investments generating interest income.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended December 31, 2025 and 2024, we received proceeds from sales and repayments on unaffiliated investments of $3,259,122 and $0, respectively, from which we realized losses of $649,548.
For the six months ended December 31, 2025 and 2024, we received proceeds from sales and repayments on unaffiliated investments of $20,354,403 and $12,924,933, respectively, from which we realized gains/(losses) of $(1,596,355) and $47,581, respectively.
During the six months ended December 31, 2025, we recognized a realized loss from debt extinguishment of $495,849 related to the termination of the Senior Secured Revolving Credit Facility.
During the six months ended December 31, 2024, we did not recognize a realized loss from debt extinguishment.
During the six months ended December 31, 2024, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC.
During the three months ended December 31, 2025 and 2024, we recognized a realized loss of $181,657 and $394,194, respectively, on our Structured Subordinated Notes.
During the six months ended December 31, 2025 and 2024, we recognized a realized loss of $418,030 and $871,345, respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
For the three months ended December 31, 2025 and 2024, net change in unrealized gains (losses) totaled $(2,658,325) and $(34,438), respectively. For the six months ended December 31, 2025 and 2024, net change in unrealized gains (losses) totaled $(4,643,399) and $316,456, respectively. For the three and six months ended December 31, 2025, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures. During the six months ended December 31, 2025, First Brands Group and certain of its affiliates filed voluntary petitions for Chapter 11 bankruptcy protection which resulted in a net change in unrealized losses of $2,932,588 for the three months ended December 31, 2025 and $6,375,634 for the six months ended December 31, 2025.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.

Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of December 31, 2025, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
For the six months ended December 31, 2025 and 2024, our operating activities (used) provided $17,064,182 and $(23,361,467), respectively. The change is primarily driven by an increase in repayment and sales of portfolio investments, a decrease in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees and a decrease in the amortization of deferred financing costs.
For the six months ended December 31, 2025 and 2024, operating activities included the purchases of investments of $5,696,509 and $37,735,814, respectively.
For the six months ended December 31, 2025 and 2024, operating activities included the repayments and sales of portfolio investments of $20,354,403 and $12,924,933, respectively.
Financing activities provided/(used) $(10,148,275) and $25,743,506 of cash during the six months ended December 31, 2025 and 2024, respectively. During the six months ended December 31, 2025 and 2024 respectively, these included dividend payments of $215,781 and $255,526 and borrowings under the Secured Revolving Credit Facility of $3,400,000 and $36,900,000, respectively. During the six months ended December 31, 2025, financing activities also included borrowings under the OZK Credit Facility of $48,175,000.
For the six months ended December 31, 2025 and 2024, respectively, we repaid, in aggregate, $60,034,268 and $20,200,000, under the OZK Credit Facility and the Secured Revolving Credit Facility.

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
During the three months ended December 31, 2025 and 2024, we had no realized loss on the extinguishment of debt.
During the six months ended December 31, 2025 and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively.

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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of December 31, 2025, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of December 31, 2025, we had $37,040,732 outstanding on our OZK Credit Facility. As of December 31, 2025, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $53,869,571, which represents 84% of our total investments for the period. As of December 31, 2025, cash balances of $8,165,849 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $37,040,732 and is categorized as Level 3 under ASC 820 as of December 31, 2025. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of December 31, 2025, $866,543 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2025 and 2024, we recorded $717,929 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
During the six months ended December 31, 2025 and 2024, we recorded $1,562,879 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.48% under the OZK Credit Facility.
For the three months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.33% under the Senior Secured Revolving Credit Facility.
For the six months ended December 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.67% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the six months ended December 31, 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.65% under the Senior Secured Revolving Credit Facility.
For the three months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility was 37,848,806.
For the three months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $46,311,957.
For the six months ended December 31, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $39,620,704.
For the six months ended December 31, 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $38,936,957.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:

Co-Investment Exemptive Order
On January 6, 2026, we, our Adviser and certain affiliates received an exemptive order from the SEC, which superseded the Order, that permits us, among other things, to participate with other funds managed by the Adviser or certain affiliates, including Prospect Capital Corporation, Priority Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Distributions:
On January 23, 2026, our Board of Directors declared a distribution for the month of January 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share for the first fiscal quarter ended September 30, 2025. The distribution has a record date as of the close of business of the last Friday of January 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
January 30, 2026	February 6, 2026	$0.03970	$0.03970
Issuance of Common Stock
For the period beginning January 1, 2026 and ending February 11, 2026, the Company issued 141,753 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $582,602.
OZK Credit Facility
On January 30, 2026, February 5, 2026, and February 6, 2026, the Company drew $500,000, $3,100,000, and $500,000 on the OZK Credit Facility. On January 5, 2026, January 16, 2026, February 4, 2026, and February 11, 2026 the Company repaid $250,000, $500,000, $600,000, and $3,100,000 on the OZK Credit Facility, respectively. As of February 11, 2026, the outstanding balance on the OZK Credit Facility was $36,690,732.
Investment Activity
During the period beginning January 1, 2026 and ending February 11, 2026, the Company made two investment in a portfolio company totaling $533,640.
During the period beginning January 1, 2026 and ending February 11, 2026, the Company sold one investment in a portfolio company totaling $1,180,000.
NASAA-Related Amendments
During our state registration process, certain state securities regulatory authorities requested certain changes to our charter, bylaws, Amended and Restated Advisory Agreement and Administration Agreement based on the North American Securities Administrators Association Omnibus Guidelines. On December 23, 2025, our Board of Directors unanimously approved such changes and, on January 14, 2026, we filed with the SEC an information statement informing our stockholders that a Special Meeting of Stockholders will be held on March 4, 2026 to approve the proposed changes to our charter. A stockholder who holds a majority of our outstanding common stock voted in favor of the proposed changes to our charter in a written consent dated December 23, 2025. We expect that the proposed changes to our charter will be effected immediately after the special meeting of stockholders by filing the Fifth Articles of Amendment and Restatement with the State Department of Assessments and Taxation of Maryland, and we expect that, on the same day, we will adopt the Fifth Amended and Restated Bylaws and enter into the Second Amended and Restated Advisory Agreement and the Second Amended and Restated Administration Agreement.
Distribution Agreement
On January 26, 2026, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Ultimus Fund Distributors, LLC (the "Distributor") to act as distributor in the Company's Multi-Class Offering. The Distribution Agreement will become effective as of the effective date of the post-effective amendment to the Company’s registration statement on Form N-2 naming the Distributor as the distributor of the Company (the "Distribution Agreement Effective Date"). Either party may terminate the Distribution Agreement upon 60 days’ written notice to the other party. Pursuant to the Distribution Agreement, the Company will indemnify the Distributor, its officers, directors, employees and other agents in certain circumstances, except that such parties will not be indemnified for any liability to which they would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Distribution Agreement.

Ultimus Fund Solutions, LLC, an affiliate of the Distributor, is expected to serve as the Company's transfer agent, plan administrator, distribution paying agent and registrar.
Termination of Dealer Manager Agreement
On January 26, 2026, the Company signed an agreement with the Dealer Manager to terminate its existing Dealer Manager Agreement. The termination of the existing Dealer Manager Agreement will be effective as of the Distribution Agreement Effective Date. The termination is by mutual agreement of the parties and no early termination penalties will be incurred by the Company resulting from the termination of the existing Dealer Manager Agreement.
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
For the three months ended December 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $165,000 and $106,000, respectively, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended December 31, 2025. The Administrator did not waive any overhead during the three months ended December 31, 2024.
For the six months ended December 31, 2025 and 2024, allocation of overhead from the Administrator to the Company was $332,500 and $271,000, respectively, of which $332,500 was waived by the Administrator under the Expense Limitation Agreement during the six months ended December 31, 2025. The Administrator did not waive any overhead during the six months ended December 31, 2024.
During the three months ended December 31, 2025 and 2024, $0 and $20,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
During the six months ended December 31, 2025 and 2024, $2,500 and $30,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of December 31, 2025 and June 30, 2025, $2,015,442 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and six months ended December 31, 2025 and 2024. The officers do not receive any direct compensation from the Company.

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
On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023 May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Sixth Amended and Restated ELA are identical to those of the Fifth Amended and Restated ELA.
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the Sixth Amended and Restated ELA, our Adviser will be required to waive all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended September 30, 2025 through December 31, 2026, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00% (the "Annual Limit"). After December 31, 2026, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2026, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $724,061 and $314,020 for the three months ended December 31, 2025 and 2024, respectively. Our Adviser waived expenses, pursuant to the ELA, in an amount of $1,487,426 and $603,181 for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, pursuant to the Sixth Amended and Restated ELA, we are due $282,615 from our Adviser. This amount comprises of all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of the Company’s common stock on a national securities exchange. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 18, 2025.
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
Base Management Fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% quarterly) of our average total assets, which includes any borrowings for investment purposes. For the first quarter of our operations following the date of Investment Advisory Agreement, the base management fee was calculated based on the average value of our total assets as of the date of the Investment Advisory Agreement and at the end of the calendar quarter in which the date of the Investment Advisory Agreement fell, and was appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Subsequently, the base management fee is payable quarterly in arrears, and is calculated based on the average value of our total assets at the end of the two most recently completed calendar quarters, and is appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated. At the Adviser’s option, the base management fee for any period may be deferred, without interest thereon, and paid to the Adviser at any time subsequent to any such deferral as the Adviser determines.
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
During the three months ended December 31, 2025 and 2024, the total base management fee incurred by the Adviser was $276,445 and $314,020, respectively, which were waived by the Adviser. As of December 31, 2025 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of December 31, 2025 or June 30, 2025. During the three months ended December 31, 2025 and 2024, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2022. As of December 31, 2025, our asset coverage ratio stood at 194% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
December 31, 2025	$37,040,732	$1,937	—	—
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of December 31, 2025 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
At December 31, 2025, $45,155,076, $8,005,892, and $10,757,799 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $52,562,069, $6,758,562, and $25,695,965 of our total investments which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2025.
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

Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of December 31, 2025, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The OZK Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the OZK Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.5%. The outstanding balance of the OZK Credit Facility is $37,040,732 as of December 31, 2025.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of December 31, 2025:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,849,458	$1,111,222	$738,236
Up 200 basis points	$1,232,972	$740,815	$492,157
Up 100 basis points	$616,486	$370,407	$246,079
Down 100 basis points	$(494,778)	$(370,407)	$(124,371)
Down 200 basis points	$(803,915)	$(740,815)	$(63,100)
Down 300 basis points	$(1,079,003)	$(1,111,222)	$32,219
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2025.
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
In order to satisfy the reinvestment portion of our dividends for the six months ended December 31, 2025, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
July 25, 2025	August 1, 2025	60,071	$4.46
August 29, 2025	September 8, 2025	74,472	$4.53
September 26, 2025	October 3, 2025	60,559	$4.53
October 31, 2025	November 7, 2025	76,120	$4.53
November 28, 2025	December 5, 2025	62,299	$4.11
December 26, 2025	January 2, 2026	62,731	$4.11
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
3.5    Articles of Amendment(4)
3.6    Articles of Amendment(3)
3.7    Articles of Amendment(1)
3.8    Fourth Amended and Restated Bylaws(2)

31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)*
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)*
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH Inline XBRL Taxonomy Extension Schema Document*
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)