Form 10-Q
period 2026-03-31
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2026-05-11
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

As of May 11, 2026, the Registrant had 9,444,489 and 2,237 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of May 11, 2026, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Consolidated Financial Statements

Assets	March 31, 2026	June 30, 2025
	(Unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $69,812,379 and $88,404,806, respectively) (Notes 7 and 8)	$63,037,631	$85,016,596
Cash and cash equivalents	23,292,770	16,499,200
Deferred financing costs (Note 10)	807,461	530,441
Interest receivable	662,202	564,755
Due from Adviser (Note 4)	305,792	—
Receivable for repayments of portfolio investments	220,434	74,284
Deferred offering costs	86,567	106,129
Prepaid expenses and other assets	20,338	133,985
Total Assets	88,433,195	102,925,390

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	—	45,500,000
OZK Credit Facility (Note 10)	35,178,847	—
Payable for open trades	14,989,596	14,988,042
Due to Administrator (Note 4)	1,815,286	2,015,442
Distributions payable	670,680	152,652
Accrued expenses	162,875	68,489
Accrued audit fees	136,250	133,750
Interest payable	102,952	29,810
Accrued legal fees	26,988	49,068
Due to Affiliates (Note 4)	300	—
Total Liabilities	53,083,774	62,937,253
Commitments and Contingencies (Note 9)
Net Assets	$35,349,421	$39,988,137

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 9,281,506 and 8,895,933 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$9,282	$8,897
Paid-in capital in excess of par (Note 3 and Note 6)	55,000,817	53,680,378
Distributions in excess of earnings (Note 6)	(19,660,678)	(13,701,138)
Net Assets	$35,349,421	$39,988,137

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

NET ASSET VALUE PER SHARE	March 31, 2026	June 30, 2025
	(Unaudited)
Class A Shares:
Net assets	$35,340,903	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,279,269	8,893,696
Net asset value per share	$3.81	$4.50

Class I Shares:
Net assets	$8,518	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.81	$4.50

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Investment Income
Interest income from non-control/non-affiliate investments (excluding Paid-in-Kind ("PIK") interest income)	$1,818,253	$2,272,318	$5,894,351	$6,566,697
PIK interest income from non-control/non-affiliate investments	12,701	189,903	157,722	356,889
Total Investment Income	1,830,954	2,462,221	6,052,073	6,923,586

Operating Expenses
Interest expense and credit facility expenses (Note 10)	664,614	968,724	2,227,493	2,780,363
Base management fees (Note 4)	266,636	312,824	839,951	916,005
Administrator Costs (Note 4)	165,156	185,000	497,656	486,000
Transfer agent’s fees and expenses	84,528	88,932	195,814	241,378
General and administrative	74,897	44,611	145,802	94,527
Audit and tax expense	63,750	73,750	232,343	328,250
Offering costs	29,587	154,522	111,672	427,341
Legal expense	24,326	45,807	113,922	174,364
Insurance expense	23,134	30,572	58,006	94,387
Valuation services	5,570	13,581	29,844	43,468
Total Operating Expenses	1,402,198	1,918,323	4,452,503	5,586,083
Expense limitation reimbursement (Note 4)	(737,584)	(312,824)	(2,225,010)	(916,005)
Waiver of Administrator Costs (Note 4)	(200,000)	—	(200,000)	—
Total Net Operating Expenses	464,614	1,605,499	2,027,493	4,670,078

Net Investment Income (Loss) before income taxes	1,366,340	856,722	4,024,580	2,253,508
Excise tax expense	—	—	26,328	—
Net Investment Income (Loss)	1,366,340	856,722	3,998,252	2,253,508

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(1,257,763)	(502,209)	(3,159,340)	(1,623,306)
Net realized losses	(1,257,763)	(502,209)	(3,159,340)	(1,623,306)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	1,256,861	(493,957)	(3,386,538)	(177,501)
Net change in unrealized gains/(losses)	1,256,861	(493,957)	(3,386,538)	(177,501)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(902)	(996,166)	(6,545,878)	(1,800,807)
Extinguishment of debt	—	—	(495,849)	—
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,365,438	$(139,444)	$(3,043,475)	$452,701

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Common Stock
For the Three Months Ended March 31, 2026	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2025	9,138,938	2,237	$9,142	$54,423,731	$(19,721,227)	$34,711,646
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,366,340	1,366,340
Net realized gains (losses) on investments	—	—	—	—	(1,257,763)	(1,257,763)
Net change in unrealized gains (losses) on investments	—	—	—	—	1,256,861	1,256,861
Net increase (decrease) from operations	—	—	—	—	1,365,438	1,365,438
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(1,304,573)	(1,304,573)
Net increase (decrease) from distributions	—	—	—	—	(1,304,573)	(1,304,573)
Class I:
Distributions from earnings	—	—	—	—	(316)	(316)
Net increase (decrease) from distributions	—	—	—	—	(316)	(316)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	205,025	—	205	821,567	—	821,772
Repurchase of common shares	(64,694)	—	(65)	(244,481)	—	(244,546)
Net increase (decrease) from share transactions	140,331	—	140	577,086	—	577,226
Tax Reclassification of Net Assets (Note 6)	—	—	—	—	—	—
Balance as of March 31, 2026	9,279,269	2,237	$9,282	$55,000,817	$(19,660,678)	$35,349,421
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2026, there are no shares of Class S or Class D common stock outstanding.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Three Months Ended March 31, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of December 31, 2024(2)	8,898,082	2,237	$8,901	$53,688,654	$(12,866,834)	$40,830,721
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	856,722	856,722
Net realized (losses) on investments	—	—	—	—	(502,209)	(502,209)
Net change in unrealized gains (losses) on investments	—	—	—	—	(493,957)	(493,957)
Net increase (decrease) from operations	—	—	—	—	(139,444)	(139,444)
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(869,987)	(869,987)
Return of capital distributions	—	—	—	—	—	—
Net increase (decrease) from distributions	—	—	—	—	(869,987)	(869,987)
Class I:
Distributions from earnings	—	—	—	—	(218)	(218)
Return of capital distributions	—	—	—	—	—	—
Net increase (decrease) from distributions	—	—	—	—	(218)	(218)
Capital Transactions
Class A:
Shares issued through reinvestment of distributions	163,941	—	164	749,904	—	750,068
Repurchase of common shares	(151,171)	—	(151)	(696,751)	—	(696,902)
Net increase (decrease) from share transactions	12,770	—	13	53,153	—	53,166
Class I:
Shares issued	—	—	—	—	—	—
Net increase (decrease) from share transactions	—	—	—	—	—	—
Tax Reclassification of Net Assets (Note 6)	—	—	—	293,496	(293,496)	—
Balance as of March 31, 2025	8,910,852	2,237	$8,914	$54,035,303	$(14,169,979)	$39,874,238
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Nine Months Ended March 31, 2026	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2025	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	3,998,252	3,998,252
Net realized gains (losses) on investments	—	—	—	—	(3,159,340)	(3,159,340)
Net realized losses on debt	—	—	—	—	(495,849)	(495,849)
Net change in unrealized gains (losses) on investments	—	—	—	—	(3,386,538)	(3,386,538)
Net increase (decrease) from operations	—	—	—	—	(3,043,475)	(3,043,475)
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(3,272,198)	(3,272,198)
Net increase (decrease) from distributions	—	—	—	—	(3,272,198)	(3,272,198)
Class I:
Distributions from earnings	—	—	—	—	(805)	(805)
Net increase (decrease) from distributions	—	—	—	—	(805)	(805)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	568,629	—	569	2,435,860	—	2,436,429
Repurchase of common shares	(183,056)	—	(184)	(758,483)	—	(758,667)
Net increase (decrease) from share transactions	385,573	—	385	1,677,377	—	1,677,762
Tax Reclassification of Net Assets (Note 6)	—	—	—	(356,938)	356,938	—
Balance as of March 31, 2026	9,279,269	2,237	$9,282	$55,000,817	$(19,660,678)	$35,349,421
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2026, there are no shares of Class S and Class D common stock outstanding.
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
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(3,043,475)	$452,701
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments and sales of portfolio investments	22,421,838	16,850,812
Purchases of investments	(6,866,513)	(42,748,135)
Net change in unrealized (gains)/losses on investments	3,386,538	177,501
Net realized losses on investments	3,159,340	1,623,306
Net realized losses on extinguishment of debt	495,849	—
Net Reductions to Subordinated Structured Notes and related investment cost	228,707	561,569
Amortization of deferred financing costs	186,236	309,964
Amortization of premiums (accretion of purchase discounts) on investments, net	(192,591)	(308,936)
Payment-in-kind interest	(157,722)	(356,889)
Amortization of offering costs	111,672	427,341
Settlement of Treasury Bills	(634)	(199)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Due from Adviser (Note 4)	(305,792)	—
Receivable for repayments of portfolio investments	(146,150)	(81,881)
Prepaid expenses and other assets	113,647	87,787
Interest receivable	(97,447)	(279,680)
Increase (Decrease) in operating liabilities
Due to Administrator (Note 4)	(200,156)	441,000
Accrued legal fees	(114,190)	(312,336)
Accrued expenses	94,386	(38,946)
Interest payable	73,142	(122,280)
Accrued audit fees	2,500	76,250
Payable for open trades	1,554	(81,856)
Due to Affiliates	300	—
Net cash provided by/(used in) operating activities	19,151,039	(23,322,907)
Cash flows from financing activities:
Gross proceeds from shares sold	—	10,010,400
Distributions paid to stockholders	(318,544)	(378,127)
Repurchase of common stock	(758,667)	(1,389,069)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	3,400,000	43,600,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(48,900,000)	(23,600,000)
Borrowings under OZK Credit Facility (Note 10)	52,775,000	—
Repayments under OZK Credit Facility (Note 10)	(17,596,153)	—
Financing costs paid and deferred	(959,105)	(19,201)
Net cash provided by/(used in) financing activities	(12,357,469)	28,224,003
Net increase (decrease) in Cash and Cash Equivalents	6,793,570	4,901,096
Cash and Cash Equivalents at beginning of period	16,499,200	15,406,421
Cash and Cash Equivalents at end of period	$23,292,770	$20,307,517
Supplemental disclosures:
Cash paid for interest	$1,874,043	$2,592,679
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$2,436,429	$2,112,221

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)

									March 31, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)	Telecommunications	6/28/2024	11.46%	3M SOFR	7.50%	11.46%	1.00%	9/30/2026		$91,599	$91,599	$91,599	0.26%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	13.95%	3M SOFR	10.00%		1.00%	9/30/2026		95,193	95,193	95,193	0.27%
BCPE North Star US Holdco 2, Inc.(f)(i)(j)	Beverage, Food & Tobacco	2/2/2022	7.78%	3M SOFR	4.00%		0.75%	6/12/2028		2,985,946	2,899,437	2,981,169	8.43%
Burgess Point Purchaser Corporation(f)(i)	Automotive	7/26/2024	9.02%	1M SOFR	5.35%		0.50%	7/25/2029		2,946,701	2,808,579	2,577,774	7.29%
Discovery Point Retreat, LLC(f)(h)	Healthcare & Pharmaceuticals	6/14/2024	11.71%	3M SOFR	7.75%		3.25%	6/14/2029		3,895,000	3,895,000	3,895,000	11.02%
DRI Holding Inc.(f)(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.02%	1M SOFR	5.25%		0.50%	12/21/2028		2,397,239	2,324,677	2,396,280	6.78%
Druid City Infusion, LLC - First Lien Term Loan(f)(h)(j)	Healthcare & Pharmaceuticals	9/30/2024	11.20%	3M SOFR	7.50%		3.00%	10/4/2029		4,566,228	4,566,228	4,566,228	12.92%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(f)(h)(m)		9/30/2024	8.00%			2.00%	—%	10/4/2033		51,530	51,530	99,257	0.28%
Emerge Intermediate, Inc.(h)(j)	Healthcare & Pharmaceuticals	2/26/2024	9.92%	3M SOFR	6.25%		1.00%	8/31/2027		5,251,280	5,251,280	5,067,485	14.34%
First Brands Group - First Lien DIP Term Loan A (g)(i)(o)(q)	Automotive	10/2/2025	13.67%	3M SOFR	10.00%	13.67%	1.00%	6/29/2026		1,176,268	1,087,652	286,774	0.81%
First Brands Group - First Lien DIP Term Loan B (g)(i)(o)(q)	Automotive	11/10/2025	10.67%	3M SOFR	7.00%	10.67%	1.00%	6/29/2026		3,361,495	3,241,856	2,353	0.01%
First Brands Group - First Lien Term Loan (g)(i)(o)(q)	Automotive	2/8/2024	10.78%	3M SOFR	7.00%	10.78%	1.00%	3/30/2027		2,096,603	1,967,705	6,080	0.02%
		3/8/2024	10.78%	3M SOFR	7.00%	10.78%	1.00%	3/30/2027		834,662	660,920	2,421	0.01%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)	Telecommunications	8/6/2024	11.17%	1M SOFR	7.50%		3.00%	8/6/2029		4,900,011	4,822,566	4,874,041	13.79%
Healthcare Venture Partners, LLC(f)(h)	Healthcare & Pharmaceuticals	8/29/2025	11.70%	3M SOFR	8.00%		3.50%	8/29/2030		3,970,000	3,970,000	3,970,000	11.23%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(f)(h)	Transportation: Cargo	12/3/2024	9.20%	3M SOFR	5.50%		0.75%	12/30/2028		2,943,835	2,898,814	2,943,835	8.33%
iQOR Holdings, Inc.(f)(h)	Services: Consumer	6/11/2024	11.46%	3M SOFR	7.50%		2.50%	6/11/2029		4,476,697	4,476,697	4,476,697	12.66%
New WPCC Parent, LLC(f)(h)(j)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.17%	3M SOFR	9.50%		2.00%	5/9/2030		1,506,016	1,457,199	1,506,016	4.26%
Recovery Solutions Parent, LLC(f)(h)(t)	Healthcare & Pharmaceuticals	1/27/2025	11.20%	3M SOFR	7.50%		2.00%	1/27/2030		676,522	416,881	676,522	1.91%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(f)(h)(j)(n)	Services: Business	7/15/2024	8.91%	3M SOFR	5.00%		1.00%	7/15/2028		1,443,991	1,435,341	1,442,402	4.08%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)(n)		7/15/2024	9.41%	3M SOFR	5.50%		1.00%	10/15/2028		1,280,372	1,270,672	1,165,267	3.30%
S&S Holdings LLC(f)(i)	Wholesale	7/16/2024	8.79%	3M SOFR	5.00%		0.50%	3/11/2028		2,945,736	2,928,344	2,794,915	7.91%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)

									March 31, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(f)(h)(s)	Consumer Goods: Non-Durable	1/23/2025	10.96%	3M SOFR	7.00%		3.00%	1/23/2030		$4,690,625	$4,690,625	$4,690,625	13.27%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(f)(h)(m)(s)			11.00%			2.00%	—%	1/23/2030		204,854	204,854	322,686	0.91%
Verify Diagnostics, LLC(f)(h)(u)	Healthcare & Pharmaceuticals	5/15/2025	13.94%	3M SOFR	10.28%		3.50%	5/15/2030		2,459,722	2,459,722	2,459,722	6.96%
WatchGuard Technologies, Inc.(f)(h)(j)	High Tech Industries	2/8/2024	8.92%	1M SOFR	5.25%		0.75%	6/30/2029		3,412,551	3,365,963	3,407,773	9.64%
Total Senior Secured Loans-First Lien											$63,339,334	$56,798,114	160.69%
Senior Secured Loans-Second Lien(k)
QC Holdings, LLC(a)(f)(h)(m)(w)	Finance	6/30/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		$2,500,000	$2,500,000	$2,500,000	7.07%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(a)(h)(j)(m)(w)(y)	Finance	9/29/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		113,527	113,527	113,527	0.32%
Total Senior Secured Loans-Second Lien											$2,613,527	$2,613,527	7.39%
Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	—%	Residual Interest/Current Yield				7/18/2029		$250,000	$13,974	$14,125	0.04%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	—%	Residual Interest/Current Yield				1/22/2030		500,000	—	—	—%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	—%	Residual Interest/Current Yield				7/24/2030		246,767	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	—%	Residual Interest/Current Yield				4/22/2030		250,000	—	8,675	0.02%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	—%	Residual Interest/Current Yield				7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	Residual Interest/Current Yield				2/14/2031		387,538	1,641	1,589	—%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	—%	Residual Interest/Current Yield				3/17/2030		475,000	—	—	—%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				7/20/2030		250,000	—	—	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				4/15/2031		500,000	4,092	4,050	0.01%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	—%	Residual Interest/Current Yield				10/21/2030		250,000	5,650	5,600	0.02%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	—%	Residual Interest/Current Yield				4/30/2027		275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	—%	Residual Interest/Current Yield				10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/21/2031		250,000	—	—	—%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	—%	Residual Interest/Current Yield				7/22/2030		325,000	—	—	—%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	—%	Residual Interest/Current Yield				10/15/2031		250,000	—	—	—%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	—%	Residual Interest/Current Yield				10/15/2030		278,312	21,657	16,615	0.05%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	—%	Residual Interest/Current Yield				1/21/2031		250,000	23,387	17,800	0.05%
Total Structured Subordinated Notes											$70,401	$68,454	0.19%
Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		$472,357	$814,500	2.30%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	64,461	0.18%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)

									March 31, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Common Equity/Other(g)(h)(k)
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	281,898	0.80%
QC Holdings Topco, LLC(a)	Finance	6/30/2025							1,000		100,000	165,820	0.47%
Recovery Solutions Parent, LLC, Membership Interest (t)	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,323,260	3.74%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	67,393	0.19%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023							2,500		997,560	—	—%
Total Common Equity/Other											$3,279,862	$2,717,332	7.69%

Preferred Stock(h)(k)
Discovery MSO HoldCo LLC(g)(m)(p)	Healthcare & Pharmaceuticals	6/14/2024				12.00%			56		$50,000	$79,317	0.22%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC(g)	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	167,000	0.47%
New WPCC PARENT, LLC (Series A Preferred Stock)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025				13.00%			17,452		204,447	254,801	0.72%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8.00%		2/28/2030	50		54,808	121,086	0.34%
Verify Diagnostic Holdings LLC(g)	Healthcare & Pharmaceuticals	5/14/2025				12.00%			100,000		100,000	218,000	0.62%
Total Preferred Stock											$509,255	$840,204	2.37%

Total Portfolio Investments											$69,812,379	$63,037,631	178.33%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of March 31, 2026, 5% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at March 31, 2026. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of March 31, 2026, the one-and-three month SOFR rates were 3.66% and 3.68%, respectively.
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
(f) Security, or a portion thereof, is held by Prospect Flexible Funding, LLC (“PFF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the OZK Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair value of the investments used as collateral by the Company for the OZK Credit Facility at March 31, 2026 was $52,130,208, representing 83% of our total investments.
(g) Represents non-income producing security that has not paid interest or dividends in the year preceding the reporting date.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	$12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Druid City Infusion, LLC - First Lien Term Loan	Senior Secured Loans-First Lien	3/6/2026	636,364
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
New WPCC Parent, LLC	Senior Secured Loans-First Lien	9/13/2025, 1/15/2026	939,806
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
QC Holdings TopCo, LLC - Delayed Draw Term Loan	Senior Secured Loans-Second Lien	1/5/2026	56,140
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the nine months ended March 31, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.46%	—%	11.46%	(A)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.00%	—%	4.00%	(B)
New WPCC Parent, LLC. - Series A Preferred Stock	13.00%	—%	13.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(C)
QC Holdings TopCo, LLC - Delayed Draw Term Loan	—%	14.00%	14.00%	(C)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2026:
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$22,240,230	$—	$—	$3,138,776	$25,379,006	72%
Consumer Goods: Non-Durable	5,013,311	—	—	121,086	5,134,397	15%
Telecommunications	5,060,833	—	—	—	5,060,833	14%
Services: Consumer	4,476,697	—	—	64,461	4,541,158	13%
High Tech Industries	3,407,773	—	—	—	3,407,773	10%
Beverage, Food & Tobacco	2,981,169	—	—	—	2,981,169	8%
Transportation: Cargo	2,943,835	—	—	—	2,943,835	8%
Automotive	2,875,402	—	—	—	2,875,402	8%
Wholesale	2,794,915	—	—	—	2,794,915	8%
Finance	—	2,613,527	—	165,820	2,779,347	8%
Services: Business	2,607,669	—	—	67,393	2,675,062	8%
Media: Advertising, Printing & Publishing	2,396,280	—	—	—	2,396,280	7%
Structured Finance (A)		—	68,454	—	68,454	—%
Total Portfolio	$56,798,114	$2,613,527	$68,454	$3,557,536	$63,037,631	179%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of March 31, 2026:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$22,067,840	$—	$—	$2,106,461	$24,174,301
Automotive	9,766,712	—	—	—	9,766,712
Consumer Goods: Non-Durable	4,895,479	—	—	1,052,368	5,947,847
Telecommunications	5,009,358	—	—	—	5,009,358
Services: Consumer	4,476,697	—	—	50,000	4,526,697
High Tech Industries	3,365,963	—	—	—	3,365,963
Services: Business	2,706,013	—	—	282,262	2,988,275
Wholesale	2,928,344	—	—	—	2,928,344
Beverage, Food & Tobacco	2,899,437	—	—	—	2,899,437
Transportation: Cargo	2,898,814	—	—	—	2,898,814
Finance	—	2,613,527	—	100,000	2,713,527
Media: Advertising, Printing & Publishing	2,324,677	—	—	—	2,324,677
Retail	—	—	—	198,026	198,026
Structured Finance (A)	—	—	70,401	—	70,401
Total Portfolio	$63,339,334	$2,613,527	$70,401	$3,789,117	$69,812,379

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
(w) As of March 31, 2026, an affiliated fund of our Advisor owns 95.40% of the equity in QC Holdings TopCo, LLC and is considered a controlling beneficial interest per the 1940 Act.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF MARCH 31, 2026 (Unaudited)
(x)    As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the nine months ended March 31, 2026.

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at March 31, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(y)    On September 29, 2025, PFLOAT committed to a $187,133 second-lien delayed draw term loan, of which $113,527 is drawn as of March 31, 2026.
(z)    Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-In Rate and PIK Rate represents the cash rate as of March 31, 2026.

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

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Third Out Super Priority First Lien Term Loan	9.65%	—%	9.65%	(A)
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	12.06%	—%	12.06%	(A)
Discovery MSO HoldCo LLC	12.00%	—%	8.00%
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc.	4.50%	—%	4.50%
New WPCC Parent, LLC. - First Lien Term Loan	—%	8.00%	8.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.50%	14.50%	(B)
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(w) As of June 30, 2025, an affiliated fund of our Advisor owns a 99.55% equity interest in QC Holdings TopCo, LLC (“QC TopCo”). QC TopCo owns 100% of QC Holdings, LLC (“QC Holdings”), representing 95.40% fully diluted ownership and a controlling beneficial interest in QC Holdings by the affiliated fund per the 1940 Act.
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - NATURE OF OPERATIONS
Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company", "PFLOAT", "our", "us", "we"), incorporated in Maryland on April 29, 2011, is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We expect that at least 70% of our portfolio of investments will consist primarily of directly originated or syndicated senior secured first lien loans, directly originated or syndicated senior secured second lien loans, and to a lesser extent, subordinated debt, and that up to 30% of our portfolio of investments will consist of other securities, including private equity (both common and preferred), dividend-paying equity, royalties, and the equity and junior debt tranches of a type of pools of broadly syndicated loans known as collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Pursuant to our Articles of Incorporation, as amended, restated and supplemented, the Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share. Additionally, the Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.001 per share. Effective September 19, 2022, the Company engaged Preferred Capital Securities, LLC ("PCS") as the Company’s dealer manager for the Company’s offering to "accredited investors" (within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act")) of shares of its common stock (the "Private Offering") on the terms and conditions set forth in the Company’s confidential private placement memorandum. The Company relied on the exemption provided by Rule 506(b) of Regulation D and Section 4(a)(2) of the Securities Act in connection with the Private Offering. On September 13, 2023, the Company filed with the SEC an initial registration statement on Form N-2 for the offer and sale of up to $300,000,000 shares of its Class S, Class D and Class I common stock (the "Multi-Class Offering"). In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock, respectively. The registration statement was declared effective by the SEC on May 10, 2024. On January 26, 2026, the Company signed an agreement with PCS to terminate its Dealer Manager Agreement (the "Prior Dealer Manager Agreement") with PCS dated May 13, 2024 under which PCS was acting as dealer manager in the Company's Multi-Class Offering. The termination of the Prior Dealer Manager Agreement became effective on March 29, 2026. On January 26, 2026, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Ultimus Fund Distributors, LLC (the "Distributor") to act as distributor in the Company's Multi-Class Offering. The Distribution Agreement became effective on March 29, 2026.
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the advisory fees payable thereunder, effective as of January 1, 2022 and until the one-year anniversary of the listing of our common stock on a national securities exchange. The Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on January 1, 2022. The Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 18, 2025. On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines (“Omnibus Guidelines”) (the “Second Amended and Restated Advisory Agreement”). The Second Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on March 4, 2026. See "Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement" for additional information.
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
Cash and Cash Equivalents. All cash balances are maintained with high credit quality financial institutions. Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. Cash and cash equivalents are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of March 31, 2026 and June 30, 2025, cash equivalents were $14,989,596 and $14,988,042, respectively. Our cash equivalents as of March 31, 2026 consisted of U.S. treasury notes with maturity dates of April 07, 2026 and April 09, 2026, respectively. Our cash equivalents as of June 30, 2025 consisted of a U.S. treasury note with a maturity date of July 8, 2025.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of March 31, 2026 and June 30, 2025, we had one asset going through bankruptcy.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2026 and June 30, 2025, our qualifying assets as a percentage of total assets stood at 95.40% and 96.04%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2026, approximately 0.34% of our total assets at fair value were on non-accrual status. As of June 30, 2025, approximately 0.01% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended March 31, 2026 and 2025, PIK interest included in interest income totaled $12,701 and $189,903, respectively. For the nine months ended March 31, 2026 and 2025, PIK interest included in interest income totaled $157,722 and $356,889, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of March 31, 2026, the Company expects to have no material excise tax due for the 2026 calendar year. For the three and nine months ended March 31, 2026, the Company has accrued $0 and $26,328, respectively, of excise tax.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2026, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the taxable years ended December 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of March 31, 2026, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of March 31, 2026, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three months ended March 31, 2026 and 2025 and the nine months ended March 31, 2026 and 2025. There were no shares transactions with Class I Common stock for the three and nine months ended March 31, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued through reinvestment of distributions	205,025	$821,772	568,629	$2,436,429
Repurchase of common stock	(64,694)	(244,546)	(183,056)	(758,667)
Net increase/(decrease) from capital transactions	140,331	$577,226	385,573	$1,677,762

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
	PFLOAT Class A Common Stock		PFLOAT Class A Common Stock
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,096,436	$10,000,000
Shares issued through reinvestment of distributions	163,941	750,068	454,852	2,112,221
Repurchase of common stock	(151,171)	(696,902)	(301,809)	(1,389,069)
Net increase/(decrease) from capital transactions	12,770	$53,166	2,249,479	$10,723,152

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
	PFLOAT Class I Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	—	$—	2,237	$10,400
Shares issued through reinvestment of distributions	—	—	—	—
Repurchase of common stock	—	—	—	—
Net increase/(decrease) from capital transactions	—	$—	2,237	$10,400
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Nine months ended March 31, 2026
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
December 31, 2025	November 18, 2025	52,522	—	100%	$4.11	215,865
March 31, 2026	February 12, 2026	64,694	—	100%	$3.78	244,546
Total for the nine months ended March 31, 2026		183,056	—			$758,667

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 and as of March 4, 2026 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of administrative personnel.
For the three months ended March 31, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,156 and $165,000, respectively, of which $165,156 was waived by the Administrator under the Expense Limitation Agreement during the three months ended March 31, 2026. The Administrator also waived $200,000 of past overhead fees during the three months ended March 31, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the three months ended March 31, 2025.
For the nine months ended March 31, 2026 and 2025, allocation of overhead from the Administrator to the Company was $497,656 and $436,000, respectively, of which $497,656 was waived by the Administrator under the Expense Limitation Agreement during the nine months ended March 31, 2026. The Administrator also waived $200,000 of past overhead fees during the nine months ended March 31, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the nine months ended March 31, 2025.
During the three months ended March 31, 2026 and 2025, $0 and $20,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
During the nine months ended March 31, 2026 and 2025, $2,500 and $50,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of March 31, 2026 and June 30, 2025, $1,815,286 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the NASAA Omnibus Guidelines. The Second Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on March 4, 2026.
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
During the three months ended March 31, 2026 and 2025, the total base management fee incurred by the Adviser was $266,636 and $312,824, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
During the nine months ended March 31, 2026 and 2025, the total base management fee incurred by the Adviser was $839,951 and $916,005, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
As of March 31, 2026 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
Co-Investments
On January 6, 2026, we, our Adviser and certain affiliates received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on January 13, 2020 (and amended on August 2, 2022), that permits us, among other things, to participate with other funds managed or owned by our Adviser or certain affiliates, including Prospect Capital Corporation, Priority Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.

Under the terms of the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors make certain findings (1) in most instances when we co-invest with our affiliate in an issuer where our affiliate has an existing investment in the issuer, and either (i) we do not have an existing investment in the issuer or (ii) we do have an existing investment in the issuer, but we are not co-investing on a pro-rata basis with our affiliate, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, our Board of Directors oversees our participation in the co-investment program. As required by the Order, we have adopted, and our Board of Directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and our Adviser and our Chief Compliance Officer will provide reporting to the Board of Directors. The Order also imposes reporting and record keeping requirements and limitations and restrictions on transaction fees. We may only co-invest with other funds managed or owned by our Adviser or certain affiliates in accordance with such Order and existing regulatory guidance.

In certain situations where a co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2026 and 2025. The officers do not receive any direct compensation from the Company.

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

On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA" and, together with the First Amended and Restated ELA, the Second Amended and Restated ELA, the Third Amended and Restated ELA, the Fourth Amended and Restated ELA, and the Fifth Amended and Restated ELA, the "ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023, May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Sixth Amended and Restated ELA are identical to those of the Fifth Amended and Restated ELA.
For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $737,584 and $312,824 for the three months ended March 31, 2026 and 2025, respectively, and in an amount of $2,225,010 and $916,005 for the nine months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $305,792 from our Adviser. This amount includes all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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

Period Ended	ELA Reimbursement waived by the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Amounts	Annual Limit	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
December 31, 2022	105,950	—	105,950	8.00%	3.30%	7.49%	December 31, 2025
March 31, 2023	105,279	—	105,279	8.00%	3.33%	7.18%	March 31, 2026
June 30, 2023	99,018	—	99,018	8.00%	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	8.00%	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	8.00%	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	8.00%	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	8.00%	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	8.00%	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	4.00%	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	4.00%	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	4.00%	2.03%	4.97%	June 30, 2028
September 30, 2025	763,365	—	763,365	0.00%	1.98%	10.87%	September 30, 2028
December 31, 2025	724,061	—	724,061	0.00%	2.01%	10.89%	December 31, 2028
March 31, 2026	737,584	—	737,584	0.00%	2.11%	24.73%	March 31, 2029
Total	$4,143,155		$4,143,155
Prior Dealer Manager Agreement
On May 13, 2024, we entered into the Prior Dealer Manager Agreement with PCS. Pursuant to the terms of the Prior Dealer Manager Agreement, we paid PCS over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which was included in the 10% underwriting compensation limit. The shareholder servicing and/or distribution fees were paid monthly in arrears. PCS reallowed (paid) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse PCS if PCS paid on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser paid PCS a distribution services fee of 0.848% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
On January 26, 2026, the Company signed an agreement with PCS to terminate the Prior Dealer Manager Agreement. The termination of the Prior Dealer Manager Agreement became effective on March 29, 2026.
Distribution Agreement
On January 26, 2026, the Company entered into the Distribution Agreement with the Distributor to act as distributor in the Company's Multi-Class Offering. The Distribution Agreement became effective on March 29, 2026. Either party may terminate the Distribution Agreement upon 60 days’ written notice to the other party. Pursuant to the Distribution Agreement, the Company will indemnify the Distributor, its officers, directors, employees and other agents in certain circumstances, except that such parties will not be indemnified for any liability to which they would otherwise be subject by reason of willful misfeasance,

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Distribution Agreement.
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the nine months ended March 31, 2026 and 2025:

	Distributions
For the Nine Months Ended March 31, 2026	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	0.04285	382,143	0.04285	96
September 26, 2025	0.03452	310,410	0.03452	77
October 31, 2025	0.04315	390,644	0.04315	95
November 28, 2025	0.03176	288,276	0.03176	71
December 26, 2025	0.03176	290,255	0.03176	73
January 30, 2026	0.03970	365,316	0.03970	89
February 27, 2026	0.02916	268,739	0.02916	65
March 27, 2026 (a)	0.07226	670,518	0.07226	162
Total for the Nine Months Ended March 31, 2026		$3,272,198		$805

(a) The March 27, 2026 distribution includes a bonus distribution of $0.04310 per share.

	Distributions
For the Nine Months Ended March 31, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
January 31, 2025	0.03780	338,255	0.03780	84
February 28, 2025	0.02992	265,119	0.02992	67
March 28, 2025	0.02992	266,613	0.02992	67
Total for the Nine Months Ended March 31, 2025		$2,575,137		$438
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three months ended March 31, 2026 and 2025, the Company's officers and directors did not purchase any shares of our stock. During the nine months ended March 31, 2026, the Company's officers and directors did not purchase any shares of our stock. During the nine months ended March 31, 2025, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The Company's cost basis of investments as of March 31, 2026 for tax purposes was $70,336,335, resulting in an estimated net unrealized loss of $7,298,705. The gross unrealized gains and losses as of March 31, 2026 were $2,250,480 and $9,549,185, respectively. The Company's cost basis of investments as of June 30, 2025 for tax purposes was $88,771,185, resulting in an estimated net unrealized loss of $3,754,589. The gross unrealized gains and losses as of June 30, 2025 were $1,675,136 and $5,429,725, respectively.
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
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,201,795 and $5,327,223 during the three months ended March 31, 2026 and 2025, respectively.
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $7,133,326 and $43,332,729 during the nine months ended March 31, 2026 and 2025, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $0 and $1,457,792 during the three months ended March 31, 2026 and 2025, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $3,241,856 and $4,360,010 during the nine months ended March 31, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $2,067,435 and $3,925,879 were received during the three months ended March 31, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $22,421,838 and $16,850,812 were received during the nine months ended March 31, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $2,067,435 and $5,383,672 were received during the three months ended March 31, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $25,663,693 and $21,210,823 were received during the nine months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and June 30, 2025, 94% and 91%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $59,058,152 and $77,277,488, respectively. As of March 31, 2026 and June 30, 2025, 94% and 90% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $65,766,878 and $79,308,649, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and June 30, 2025:

	March 31, 2026
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$63,339,334	$56,798,114	90%
Senior Secured Loans-Second Lien	2,613,527	2,613,527	4%
Structured Subordinated Notes	70,401	68,454	—%
Common Equity/Other	3,279,862	2,717,332	5%
Preferred Equity	509,255	840,204	1%
Total Portfolio Investments	$69,812,379	$63,037,631	100%

	June 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%
Structured Subordinated Notes	864,921	709,261	1%
Common Equity/Other	3,279,862	2,061,100	2%
Preferred Equity	377,122	501,010	1%
Total Portfolio Investments	$88,404,806	$85,016,596	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$25,379,006	40%
Consumer Goods: Non-Durable	5,134,397	8%
Telecommunications	5,060,833	8%
Services: Consumer	4,541,158	7%
High Tech Industries	3,407,773	5%
Beverage, Food & Tobacco	2,981,169	5%
Transportation: Cargo	2,943,835	5%
Automotive	2,875,402	5%
Wholesale	2,794,915	5%
Finance	2,779,347	4%
Services: Business	2,675,062	4%
Media: Advertising, Printing & Publishing	2,396,280	4%
Structured Finance (1)	68,454	—%
Total	$63,037,631	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,902,129	27%
Automotive	8,145,766	10%
Telecommunications	7,355,550	9%
Consumer Goods: Non-Durable	5,069,461	6%
Beverage, Food & Tobacco	4,954,278	6%
High Tech Industries	4,915,366	6%
Services: Consumer	4,655,664	5%
Transportation: Cargo	4,466,250	5%
Consumer Goods: Durable	4,296,202	5%
Services: Business	4,184,835	5%
Media: Advertising, Printing & Publishing	3,413,576	4%
Wholesale	2,916,144	3%
Banking	2,682,544	3%
Finance	2,600,000	3%
Media: Diversified and Production	1,749,570	2%
Structured Finance(1)	709,261	1%
Total	$85,016,596	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2026 and June 30, 2025, respectively:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,651,486	$48,146,628	$56,798,114
Senior Secured Loans-Second Lien	—	—	2,613,527	2,613,527
Structured Subordinated Notes	—	—	68,454	68,454
Common Equity/Other	—	—	2,717,332	2,717,332
Preferred Equity	—	—	840,204	840,204
Total Portfolio Investments	$—	$8,651,486	$54,386,145	$63,037,631

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$21,263,851	$56,231,804	$77,495,655
Senior Secured Loans-Second Lien	—	1,749,570	2,500,000	4,249,570
Structured Subordinated Notes	—	—	709,261	709,261
Common Equity/Other	—	—	2,061,100	2,061,100
Preferred Equity	—	—	501,010	501,010
Total Portfolio Investments	$—	$23,013,421	$62,003,175	$85,016,596

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
Changes in Valuation Techniques
During the nine months ended March 31, 2026, the valuation methodology for Rising Tide Holdings Inc. (“Rising Tide”) for the Class A Common Units changed from the enterprise value waterfall to a combination of enterprise value waterfall and asset recovery analysis, given the performance of Rising Tide. The fair value of our investment in Rising Tide’s Class A Units was $0 as of March 31, 2026, a discount of $997,560, from its amortized cost, with no change from June 30, 2025.
During the nine months ended March 31, 2026, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $99,257 as of March 31, 2025, a premium of $47,727 from its amortized cost, compared to the $30,177 unrealized premium recorded at June 30, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the nine months ended March 31, 2026, the valuation methodology for WatchGuard Technologies, Inc. for the First Lien Term Loan changed from the a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment increased to $3,407,773, as of March 31, 2026, a premium of $41,809 to its amortized cost, compared to the $47,382 unrealized premium recorded at June 30, 2025.
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of March 31, 2026 and June 30, 2025:

	March 31, 2026
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$24,174,301	$25,379,006	40%
All Other Industries	45,638,078	37,658,625	60%
Total	$69,812,379	$63,037,631	100%

	June 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	$22,902,129	27%
All Other Industries	65,675,581	62,114,467	73%
Total	$88,404,806	$85,016,596	100%
As of March 31, 2026, investments in California and South Carolina comprised 11.9% and 10.8%, respectively, of our investments at fair value, with a cost of $7,274,964 and $6,629,722 and a fair value of $7,530,677 and $6,814,722, respectively.
As of June 30, 2025, investments in California and New Jersey comprised 12.0% and 10.8%, respectively, of our investments at fair value, with a cost of $10,111,172 and $10,269,586, respectively, and a fair value of $10,232,607 and $9,158,337, respectively.
The following is a reconciliation for the three and nine months ended March 31, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at December 31, 2025	$47,117,403	$2,557,387	$169,710	$828,866	$2,487,602	$53,160,968
Net realized gains (losses) on investments	—	—	(73,534)	—	—	(73,534)
Net change in unrealized gains (losses) on investments	200,177	—	21,045	2,465	229,730	453,417
Net realized and unrealized gains (losses) on investments	200,177	—	(52,489)	2,465	229,730	379,883
Purchases of investments	1,113,864	56,140	—	—	—	1,170,004
Payment-in-kind interest	3,828	—	—	8,873	—	12,701
Accretion (amortization) of purchase discount and premium, net	35,539	—	—	—	—	35,539
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(48,767)	—	—	(48,767)
Repayments and sales of portfolio investments	(324,183)	—	—	—	—	(324,183)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at March 31, 2026	$48,146,628	$2,613,527	$68,454	$840,204	$2,717,332	$54,386,145

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$200,177	$—	$21,045	$2,465	$229,730	$453,417

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2025	$56,231,804	$2,500,000	$709,261	$501,010	$2,061,100	$62,003,175
Net realized gains (losses) on investments	(576,639)	—	(491,564)	—	—	(1,068,203)
Net change in unrealized gains (losses) on investments	932,047	—	153,717	207,059	656,232	1,949,055
Net realized and unrealized gains (losses) on investments	355,408	—	(337,847)	207,059	656,232	880,852
Purchases of investments	5,576,170	113,527	—	100,000	—	5,789,697
Payment-in-kind interest	114,754	—	—	32,135	—	146,889
Accretion (amortization) of purchase discount and premium, net	162,637	—	—	—	—	162,637
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(228,707)	—	—	(228,707)
Repayments and sales of portfolio investments	(11,611,601)	—	(74,253)	—	—	(11,685,854)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,682,544)	—	—	—	—	(2,682,544)
Fair Value at March 31, 2026	$48,146,628	$2,613,527	$68,454	$840,204	$2,717,332	$54,386,145

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$295,670	$—	$106,842	$207,059	$656,232	$1,265,803

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the nine months ended March 31, 2026, one of our first lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2026:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$45,355,355	Discounted Cash Flow (Yield Analysis)	Market yield	7.98%	to	15.64%		11.44%
Senior Secured First Lien Debt	186,792	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.00x	to	7.75x		6.38x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	10.75%	to	12.75%		11.75%
Senior Secured First Lien Debt	322,686	Discounted Cash Flow (Yield Analysis)	Market yield	13.14%	to	13.14%		13.14%
		Option Pricing Model	Expected Volatility	50.00%	to	60.00%		60.00%
Senior Secured First Lien Debt	2,281,795	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.25x	to	9.25x		7.34x
Senior Secured Loans-Second Lien	2,613,527	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.25x	to	7.25x		7.25x
Common Equity/Other	2,717,332	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.25x		7.77x
Common Equity/Other	—	Enterprise Value Waterfall (Market Approach)	Revenue Multiple	0.28x	to	0.48x		0.38x
			Discount Rate	0.22x	to	0.27x		0.25x
Preferred Equity	297,317	Option Pricing Model	Expected Volatility	60.00%	to	70.00%		70.00%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.00x	to	7.50x		7.13x
Preferred Equity	542,887	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.50x	to	7.50x		6.42x
Subordinated Structured Notes	68,454	Discounted Cash Flow	Discount rate	13.73%	to	13.74%	(1)(2)	13.74%	(1)(2)
	$54,386,145
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
For the three months ended March 31, 2026 and 2025, there were $19,091 and $125,000, respectively, of structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the nine months ended March 31, 2026 and 2025, there were $109,092 and $227,705 respectively, structuring fees recognized as part of interest income on the Consolidated Statements of Operations.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended March 31, 2026 and 2025, there were accelerated original issue discounts due to repayments of $0 and $33,096, respectively, included in interest income.
For the nine months ended March 31, 2026 and 2025, there were accelerated original issue discounts due to repayments of $57,976 and $260,935, respectively, included in interest income.
For the three and nine months ended March 31, 2026 and 2025, there was no early repayment income included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
OZK Credit Facility(1)	$35,178,847	$35,178,847	$—	$—	$35,178,847
	$35,178,847	$35,178,847	$—	$—	$35,178,847

(1)As of March 31, 2026, the fair value of the OZK Credit Facility was $35,178,847, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the OZK Credit Facility approximates the carrying value since the OZK Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.50%. As of March 31, 2026 and June 30, 2025, we had $53,606 and $656,566, respectively, of undrawn delayed draw term loan and revolver commitments to our portfolio companies. The fair value of our undrawn delayed draw term loan and revolver commitments was $0 and $0 as of March 31, 2026 and June 30, 2025, respectively, as they were all floating rate instruments that repriced frequently.
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
During the three months ended March 31, 2026 and 2025, we had no realized loss on the extinguishment of debt.
During the nine months ended March 31, 2026 and 2025, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively related to the Senior Secured Revolving Credit Facility.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans,

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of March 31, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of March 31, 2026, we had $35,178,847 outstanding on our OZK Credit Facility. As of March 31, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $52,130,208, which represents 83% of our total investments for the period. As of March 31, 2026, cash balances of $7,866,751 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $35,178,847 and is categorized as Level 3 under ASC 820 as of March 31, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of March 31, 2026, $807,461 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2026 and 2025, we recorded $664,614 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
During the nine months ended March 31, 2026 and 2025, we recorded $2,227,493 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility.
For the three months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% under the Senior Secured Revolving Credit Facility.
For the nine months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.51% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the nine months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 7.42% under the Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility was $36,857,276.
For the three months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $48,601,111.
For the nine months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,857,610.
For the nine months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $42,666,058.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Per Share Data(a):	Class A	Class I	Class A	Class I	Class A	Class I	Class A	Class I(f)
Net asset value at beginning of period	$3.80	$3.80	$4.59	$4.59	$4.50	$4.50	$4.69	$4.65
Net investment income (loss)	0.15	0.15	0.10	0.10	0.44	0.44	0.25	0.18
Net realized and unrealized gains (losses) on investments	—	—	(0.11)	(0.11)	(0.73)	(0.73)	(0.20)	(0.16)
Net realized (losses) on extinguishment of debt	—	—	—	—	(0.05)	(0.05)	—	—
Net increase (decrease) in net assets resulting from operations	0.15	0.15	(0.01)	(0.01)	(0.34)	(0.34)	0.05	0.02
Distributions(b)
Return of capital distributions	—	—	—	—	—	—	(0.02)	(0.01)
Distributions from net investment income	(0.14)	(0.14)	(0.10)	(0.10)	(0.36)	(0.36)	(0.27)	(0.19)
Total Distributions	(0.14)	(0.14)	(0.10)	(0.10)	(0.36)	(0.36)	(0.29)	(0.20)
Other(c)	—	—	(0.01)	(0.01)	0.01	0.01	0.02	—
Net asset value at end of period	$3.81	$3.81	$4.47	$4.47	$3.81	$3.81	$4.47	$4.47
Total return based on net asset value(d)	3.96%	3.96%	(0.53)%	(0.53)%	(7.75)%	(7.75)%	1.45%	0.31%

Supplemental Data:
Net assets at end of period	$35,340,903	$8,518	$39,864,232	$10,006	$35,340,903	$8,518	$39,864,232	$10,006
Average net assets	$35,022,094	$8,441	$40,342,353	$10,126	$36,809,879	$8,872	$38,254,074	$10,187
Weighted average shares outstanding	9,230,601	2,237	8,931,406	2,237	9,088,964	2,237	8,866,831	2,237
Ratio to average net assets:
Total annual expenses(e)	16.01%	16.01%	19.02%	19.02%	16.12%	16.12%	19.47%	18.55%
Total annual expenses (after expense limitation agreement/expense waivers)(e)(g)	5.31%	5.31%	15.91%	15.91%	7.34%	7.34%	16.27%	15.47%
Net investment income (loss)(e)	15.60%	15.60%	8.49%	8.49%	14.48%	14.48%	7.85%	7.98%

Portfolio Turnover	1.84%	1.84%	4.70%	4.70%	9.76%	9.76%	21.69%	10.91%

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
(e) Annualized for the three and nine months ended March 31, 2026 and 2025.
(f) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of December 31, 2025, there are no shares of Class S or Class D common stock outstanding. As of September 30, 2024, there are no shares of Class I common stock outstanding.The nine months ended March 31, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to March 31, 2025.

(g) The Administrator voluntarily waived $200,000 of past overhead fees during the three and nine months ended March 31, 2026 under the Administration Agreement, which reduced annualized expenses by 2.28% for the three months ended March 31, 2026 and 0.72% for the nine months ended March 31, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2022. As of March 31, 2026 and June 30, 2025, our asset coverage ratio stood at 201% and 188%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2026	$35,178,847	$2,005
December 31, 2025	$37,040,732	$1,937	—	—
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2026 and 2025.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
	Class A	Class I	Class A	Class I(a)	Class A	Class I	Class A	Class I
Net increase/(decrease) in net assets resulting from operations	$1,365,110	$329	$(139,409)	$(35)	$(3,042,713)	$(758)	$452,653	$49
Weighted average common stock outstanding	9,230,601	2,237	8,931,406	2,237	9,088,964	2,237	8,866,831	2,237
Net increase/(decrease) in net assets resulting from operations per share	$0.15	$0.15	$(0.02)	$(0.02)	$(0.34)	$(0.34)	$0.05	$0.02
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of March 31, 2026, there are no shares of Class S and Class D common stock outstanding. The nine months ended March 31, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to March 31, 2025.

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
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:

On February 26, 2026, our Board of Directors declared a distribution for the month of April 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share for the second fiscal quarter ended December 31, 2025. The distribution has a record date as of the close of business of the last Friday of April 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
April 24, 2026	May 1, 2026	$0.02916	$0.02916
Issuance of Common Stock
For the period beginning April 1, 2026 and ending May 11, 2026, the Company issued 222,751 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $841,997.
Repurchase Offer
On March 27, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $858,697. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2026. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2026 and a total of 57,531 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 57,531 Shares validly tendered and not withdrawn at a price equal to $3.83 per Share for an aggregate purchase price of approximately $220,342.
OZK Credit Facility
On April 23, 2026, the Company drew $3,100,000 on the OZK Credit Facility. On April 2, 2026 and April 17, 2026, the Company repaid $350,000 and $550,000, respectively, on the OZK Credit Facility. As of May 11, 2026, the outstanding balance on the OZK Credit Facility was $37,378,847.
Investment Activity
During the period beginning April 1, 2026 and ending May 11, 2026, the Company made two investments in a portfolio company totaling $3,100,000.
During the period beginning April 1, 2026 and ending May 11, 2026, the Company did not sell investments in portfolio companies.

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
On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines (“Omnibus Guidelines”) (the “Second Amended and Restated Advisory Agreement”).
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
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and nine months ended March 31, 2026, we purchased $1,170,004 and $6,866,513, respectively, in investment securities (excluding short-term securities). During the three months ended March 31, 2026, there was no noncash restructured investment. During the nine months ended March 31, 2026, there was a noncash restructured investment of $3,241,856.
During the three months ended March 31, 2026, sales and redemptions of investment securities (excluding short-term securities) were $2,067,435, resulting in a total net portfolio decline of $897,431 for the three months ended March 31, 2026.
During the nine months ended March 31, 2026, sales and redemptions of investment securities (excluding short-term securities) were $22,421,838, resulting in a total net portfolio decline of $15,555,325 for the nine months ended March 31, 2026.
Debt Issuances and Redemptions
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible Funding, LLC, as borrower, and the lenders party thereto. As of March 31, 2026, there was a $35,178,847 balance on the OZK Credit Facility.

Equity Issuances
As part of the distribution reinvestment plan, we issued 62,731, 79,022, and 63,272 shares of our common stock on January 2, 2026, February 6, 2026 and March 6, 2026, respectively.
On December 29, 2025, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended September 30, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended September 30, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $879,611. The tender offer was for cash at a price equal to the net asset value per share as of January 31, 2026. The offer expired at 4:00 P.M., Eastern Time, on January 30, 2026 and a total of 64,694 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 64,694 Shares validly tendered and not withdrawn at a price equal to $3.78 per Share for an aggregate purchase price of approximately $244,546.
On March 27, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $858,697. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2026. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2026 and a total of 57,531 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 57,531 Shares validly tendered and not withdrawn at a price equal to $3.83 per Share for an aggregate purchase price of approximately $220,342.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we have in the past and expect in the future to co-invest on a concurrent basis with certain affiliates, consistent with applicable regulations and our allocation procedures. On January 6, 2026, we, our Adviser and certain affiliates received an exemptive order from the SEC (the “Order”), permitting us, among other things, to participate with other funds managed or owned by our Adviser or certain affiliates, including Prospect Capital Corporation, Priority Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein. Under the terms of the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors make certain findings (1) in most instances when we co-invest with our affiliate in an issuer where our affiliate has an existing investment in the issuer, and either (i) we do not have an existing investment in the issuer or (ii) we do have an existing investment in the issuer, but we are not co-investing on a pro-rata basis with our affiliate, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, our Board of Directors oversees our participation in the co-investment program. As required by the Order, we have adopted, and our Board of Directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and our Adviser and our Chief Compliance Officer will provide reporting to the Board of Directors. The Order also imposes reporting and record keeping requirements and limitations and restrictions on transaction fees. We may only co-invest with other funds managed or owned by our Adviser or certain affiliates in accordance with such Order and existing regulatory guidance. See Note 4 of the Consolidated Financial Statements. These co-investment transactions may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and its affiliates will seek to allocate portfolio transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments, the applicable investment programs and portfolio positions, the clients for which participation is appropriate and any other factors deemed appropriate. We intend to make all of our investments in compliance with the 1940 Act and in a manner that will not jeopardize our status as a BDC or RIC.
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
•    all other expenses incurred by our Adviser, in performing its obligations, subject to the limitations included in the Investment Advisory Agreement; and
•    all other expenses incurred by either our Administrator or us in connection with administering our business, including payments to our Administrator under the Administration Agreement (as defined herein) that will be based upon our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of administrative personnel.
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
For the three months ended March 31, 2026, allocation of overhead from the Administrator to the Company was $165,156, of which $165,156 was waived by the Administrator under the Expense Limitation Agreement during the three months ended March 31, 2026.
For the nine months ended March 31, 2026, allocation of overhead from the Administrator to the Company was $497,656 of which $497,656 was waived by the Administrator under the Expense Limitation Agreement during the nine months ended March 31, 2026.
The Administrator also waived $200,000 of past overhead fees during the three months ended March 31, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the three months ended March 31, 2025.
The Administrator also waived $200,000 of past overhead fees during the nine months ended March 31, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the nine months ended March 31, 2025.
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and nine months ended March 31, 2026, we purchased $1,170,004 and $6,866,513, respectively, in investment securities (excluding short-term securities). During the three months ended March 31, 2026, there was no noncash restructured investment. During the nine months ended March 31, 2026, there was a noncash restructured investment of $3,241,856.
During the three months ended March 31, 2026, sales and redemptions of investment securities (excluding short-term securities) were $2,067,435, resulting in a total net portfolio decline of $897,431 for the three months ended March 31, 2026.
During the nine months ended March 31, 2026, sales and redemptions of investment securities (excluding short-term securities) were $22,421,838, resulting in a total net portfolio decline of $15,555,325 for the nine months ended March 31, 2026.
As of March 31, 2026, our investment portfolio, with a total fair value of $63,037,631, consisted of interests in 59 investments (94% in senior secured loans, 6% in equity/other and less than 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after March 31, 2026 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed on September 3, 2025.
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

Portfolio Holdings
As of March 31, 2026, our investment portfolio, with a total fair value of $63,037,631, consisted of interests in 22 portfolio companies and 18 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026			As of June 30, 2025
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$63,339,334	$56,798,114	90%	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	2,613,527	2,613,527	4%	4,339,325	4,249,570	5%
Structured subordinated notes	70,401	68,454	—%	864,921	709,261	1%
Common Equity/Other	3,279,862	2,717,332	5%	3,279,862	2,061,100	2%
Preferred Equity	509,255	840,204	1%	377,122	501,010	1%
Total	$69,812,379	$63,037,631	100%	$88,404,806	$85,016,596	100%

Number of portfolio companies	22			27
Number of Structured subordinated notes	18			22

% Variable Rate (based on fair value)	98%	(1)		94%	(4)
% Fixed Rate (based on fair value)	2%	(1)		6%	(4)

% Weighted Average Yield Variable Rate (based on principal outstanding)	10.20%	(2)		11.14%	(5)
% Weighted Average Yield Fixed Rate (based on principal outstanding)	8.76%	(1)		10.64%	(4)
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			—%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)	10.34%	(3)		11.17%	(6)
% Weighted Average Yield (based on cost) for the entire portfolio	9.85%			10.70%

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$24,174,301	35%	$25,379,006	40%
Consumer Goods: Non-Durable	5,947,847	9%	5,134,397	8%
Telecommunications	5,009,358	7%	5,060,833	8%
Services: Consumer	4,526,697	6%	4,541,158	7%
High Tech Industries	3,365,963	5%	3,407,773	5%
Beverage, Food & Tobacco	2,899,437	4%	2,981,169	5%
Transportation: Cargo	2,898,814	4%	2,943,835	5%
Automotive	9,766,712	14%	2,875,402	5%
Wholesale	2,928,344	4%	2,794,915	4%
Finance	2,713,527	4%	2,779,347	4%
Services: Business	2,988,275	4%	2,675,062	4%
Media: Advertising, Printing & Publishing	2,324,677	3%	2,396,280	4%
Structured Finance	70,401	—%	68,454	—%
Retail	198,026	1%	—	—%
Total	$69,812,379	100%	$63,037,631	100%

	June 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	26%	$22,902,129	27%
Automotive	8,691,552	10%	8,145,766	9%
Telecommunications	8,197,147	9%	7,355,550	9%
Consumer Goods: Non-Durable	5,975,572	7%	5,069,461	6%
Beverage, Food & Tobacco	4,820,318	5%	4,954,278	6%
High Tech Industries	4,867,983	6%	4,915,366	6%
Services: Consumer	5,340,440	6%	4,655,664	5%
Transportation: Cargo	4,386,823	5%	4,466,250	5%
Consumer Goods: Durable	4,222,652	5%	4,296,202	5%
Services: Business	4,492,864	5%	4,184,835	5%
Media: Advertising, Printing & Publishing	3,293,835	4%	3,413,576	4%
Wholesale	2,957,298	3%	2,916,144	3%
Banking	2,926,825	3%	2,682,544	3%
Finance	2,600,000	3%	2,600,000	3%
Media: Diversified and Production	1,839,325	2%	1,749,570	2%
Structured Finance	864,921	1%	709,261	1%
Retail	198,026	—%	—	—%
Total	$88,404,806	100%	$85,016,596	100%
As of March 31, 2026 and June 30, 2025, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of March 31, 2026 and June 30, 2025:

	March 31, 2026				June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$69,812,379	100%	$63,037,631	100%	$88,404,806	100%	$85,016,596	100%
Total Investments	$69,812,379	100%	$63,037,631	100%	$88,404,806	100%	$85,016,596	100%

Net Asset Value
During the three months ended March 31, 2026, our net asset value increased by $637,775 and our net asset value per share increased by $0.01.
During the nine months ended March 31, 2026, our net asset value decreased by $4,638,716 and our net asset value per share decreased by $0.69.
For the three months ended March 31, 2026, the increase in net asset value per share was primarily attributable to an increase in net investment income less total distributions of $61,451, or $0.01 per weighted average share.
For the nine months ended March 31, 2026, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $6,545,878, or $0.73 per weighted average share and a realized loss on the extinguishment of debt of $495,849, or $0.05 per weighted average share. The decrease in net asset value per share was partially offset by net investment income exceeding distributions by $725,249 or $0.08 per weighted average share.
The following table shows the calculation of net asset value per share as of March 31, 2026 and June 30, 2025.

NET ASSET VALUE PER SHARE	March 31, 2026	June 30, 2025
Class A Shares:
Net assets	$35,340,903	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,279,269	8,893,696
Net asset value per share	$3.81	$4.50

Class I Shares:
Net assets	$8,518	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.81	$4.50
Results of Operations
Investment Income
For the three months ended March 31, 2026 and 2025, we generated $1,830,954 and $2,462,221, respectively, in investment income in the form of interest earned on our debt portfolio.
For the nine months ended March 31, 2026 and 2025, we generated $6,052,073 and $6,923,586, respectively, in investment income in the form of interest earned on our debt portfolio.
Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025, due to decreases in SOFR, as most of the portfolio consist of floating rate investments, as well as a portfolio company placed on non-accrual status.
For the three and nine months ended March 31, 2026, our income from our structured subordinated notes decreased due to 18 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.

For the three months ended March 31, 2026 and 2025, PIK interest included in interest income totaled $12,701 and $189,903, respectively.
For the nine months ended March 31, 2026 and 2025, PIK interest included in interest income totaled $157,722 and $356,889, respectively.
For the three and nine months ended March 31, 2026, PIK interest included in interest income in aggregate was lower due to a higher number of investments paying cash interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,402,198 and $1,918,323 for the three months ended March 31, 2026 and 2025, respectively. Total operating expenses before expense limitation support totaled $4,452,503 and $5,586,083 for the nine months ended March 31, 2026 and 2025, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.
The base management fees for the three months ended March 31, 2026 and 2025, respectively, were $266,636 and $312,824. The base management fees for the nine months ended March 31, 2026 and 2025, respectively, were $839,951 and $916,005. Base management fees were lower for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025 due to the decrease in assets. Management fees for the three and nine months ended March 31, 2026 and 2025 were waived.
The interest and credit facility expense for the three months ended March 31, 2026 and 2025, respectively, were $664,614 and $968,724. The interest and credit facility expense for the nine months ended March 31, 2026 and 2025, respectively, were $2,227,493 and $2,780,363. The interest and credit facility expenses were lower for the three and nine months ended March 31, 2026 compared to the three and nine months ended March 31, 2025, due to a decrease in interest rates as well as a decrease in the average outstanding borrowings.
For the three months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility. For the three months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% under the Senior Secured Revolving Credit Facility.
For the nine months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.51% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility. For the nine months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 7.42% under the Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility was $36,857,276. For the three months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $48,601,111.
For the nine months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,857,610. For the nine months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $42,666,058.
The offering costs for the three months ended March 31, 2026 and 2025, respectively, were $29,587 and $154,522. The offering costs for the nine months ended March 31, 2026 and 2025, respectively, were $111,672 and $427,341. The offering costs for the three and nine months ended March 31, 2026 were lower compared to the three and nine months ended March 31, 2025 due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the three months ended March 31, 2026 and 2025, respectively, were $24,326 and $45,807. The legal expenses for the nine months ended March 31, 2026 and 2025, respectively, were $113,922 and $174,364. The legal expenses for the three and nine months ended March 31, 2026 were lower in aggregate compared to the three and nine months ended March 31, 2025 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended March 31, 2026 and 2025, respectively, were $5,570 and $13,581. The valuation services for the nine months ended March 31, 2026 and 2025, respectively, were $29,844 and $43,468. The valuation costs for the three and nine months ended March 31, 2026 were lower compared to the three and nine months ended March 31, 2025 due to a decrease in investments requiring valuation by a third party service.
The audit expenses for the three months ended March 31, 2026 and 2025, respectively, were $63,750 and $73,750. The audit expenses for the nine months ended March 31, 2026 and 2025, respectively, were $232,343 and $328,250. The audit costs for the three and nine months ended March 31, 2026 were lower compared to the three and nine months ended March 31, 2025 due to the additional procedures related to the re-issuance of the prior year audit opinion from the previous auditor.

The general and administrative expense for the three months ended March 31, 2026 and 2025, respectively, were $74,897 and $44,611. The general and administrative expense for the nine months ended March 31, 2026 and 2025, respectively, were $145,802 and $94,527. The general and administrative expenses were higher for the three and nine months ended March 31, 2026 due to additional expenses incurred in relation to the new OZK Credit Facility.
Pursuant to the expense limitation support payment (discussed below), the Adviser reimbursed the Company $737,584 and $312,824 for the three months ended March 31, 2026 and 2025, respectively.
Pursuant to the expense limitation support payment (discussed below), the Adviser reimbursed the Company $2,225,010 and $916,005 for the nine months ended March 31, 2026 and 2025, respectively.
Net Investment Income (Loss)
Our net investment income (loss) totaled $1,366,340 and $856,722 for the three months ended March 31, 2026 and 2025, respectively. Our net investment income (loss) totaled $3,998,252 and $2,253,508 for the nine months ended March 31, 2026 and 2025, respectively. The net investment income for the three and nine months ended March 31, 2026 was higher due to the Adviser covering a larger percentage of the Company's expense pursuant to an Amended and Restated ELA.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2026 and 2025, we received proceeds from sales and repayments on unaffiliated investments of $2,067,435 and $0, respectively, from which we realized losses of $1,183,938.
For the nine months ended March 31, 2026 and 2025, we received proceeds from sales and repayments on unaffiliated investments of $22,421,838 and $16,850,812, respectively, from which we realized gains/(losses) of $(2,780,293) and $0, respectively.
During the nine months ended March 31, 2026, we recognized a realized loss from debt extinguishment of $495,849 related to the termination of the Senior Secured Revolving Credit Facility.
During the nine months ended March 31, 2025, we did not recognize a realized loss from debt extinguishment.
During the nine months ended March 31, 2025, our Research Now Group, LLC and Dynata, LLC First Lien Term Loan was restructured to new First Lien Debt and Common Stock of New Insight Holdings, Inc. A portion of the cost basis exchanged was written-off for tax purposes and we recorded a realized loss of $297,076 to our investment in Research Now Group, LLC and Dynata, LLC.
During the three months ended March 31, 2026 and 2025, we recognized a realized loss of $73,534 and $502,268, respectively, on our Structured Subordinated Notes.
During the nine months ended March 31, 2026 and 2025, we recognized a realized loss of $491,564 and $1,373,613, respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
For the three months ended March 31, 2026 and 2025, net change in unrealized gains (losses) totaled $1,256,861 and $(493,957), respectively. For the nine months ended March 31, 2026 and 2025, net change in unrealized gains (losses) totaled $(3,386,538) and $(177,501), respectively. For the three and nine months ended March 31, 2026, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures. During the nine months ended March 31, 2026, First Brands Group and certain of its affiliates filed voluntary petitions for Chapter 11 bankruptcy protection which resulted in a net change in unrealized losses of $9,021 for the three months ended March 31, 2026 and $6,384,655 for the nine months ended March 31, 2026.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of March 31, 2026, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
We are conducting our continuous Multi-Class Offering of our Class S shares, Class D shares, and Class I shares, in a maximum aggregate amount of $300,000,000. Because the Multi-Class Offering is a "best efforts" offering, Ultimus Fund Distributors, LLC, our distributor in our Multi-Class Offering (the "Distributor"), is only required to use its best efforts to sell the shares, which means that no underwriter, broker or other person will be obligated to purchase any shares.
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
For the nine months ended March 31, 2026 and 2025, our operating activities (used) provided $19,151,039 and $(23,322,907), respectively. The change is primarily driven by an increase in repayment and sales of portfolio investments, a decrease in purchases, an increase in interest receivable, an increase in a payable for accrued legal and administrator fees and a decrease in the amortization of deferred financing costs.
For the nine months ended March 31, 2026 and 2025, operating activities included the purchases of investments of $6,866,513 and $42,748,135, respectively.
For the nine months ended March 31, 2026 and 2025, operating activities included the repayments and sales of portfolio investments of $22,421,838 and $16,850,812, respectively.
Financing activities provided/(used) $(12,357,469) and $28,224,003 of cash during the nine months ended March 31, 2026 and 2025, respectively. During the nine months ended March 31, 2026 and 2025 respectively, these included dividend payments of $318,544 and $378,127 and borrowings under the Secured Revolving Credit Facility of $3,400,000 and $43,600,000, respectively. During the nine months ended March 31, 2026, financing activities also included borrowings under the OZK Credit Facility of $52,775,000.
For the nine months ended March 31, 2026 and 2025, respectively, we repaid, in aggregate, $66,496,153 and $23,600,000, under the OZK Credit Facility and the Secured Revolving Credit Facility.
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
During the three months ended March 31, 2026 and 2025, we had no realized loss on the extinguishment of debt.
During the nine months ended March 31, 2026 and 2025, we realized a loss on the extinguishment of debt in the amount of $495,849 and $0, respectively.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of March 31, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of March 31, 2026, we had $35,178,847 outstanding on our OZK Credit Facility. As of March 31, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $52,130,208, which represents 83% of our total investments for the period. As of March 31, 2026, cash balances of $7,866,751 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $35,178,847 and is categorized as Level 3 under ASC 820 as of March 31, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.

In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of March 31, 2026, $807,461 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2026 and 2025, we recorded $664,614 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
During the nine months ended March 31, 2026 and 2025, we recorded $2,227,493 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility.
For the three months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.95% under the Senior Secured Revolving Credit Facility.
For the nine months ended March 31, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.51% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the nine months ended March 31, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 7.42% under the Senior Secured Revolving Credit Facility.
For the three months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility was $36,857,276.
For the three months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $48,601,111.
For the nine months ended March 31, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,857,610.
For the nine months ended March 31, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $42,666,058.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:
On February 26, 2026, our Board of Directors declared a distribution for the month of April 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share for the second fiscal quarter ended December 31, 2025. The distribution has a record date as of the close of business of the last Friday of April 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
April 24, 2026	May 1, 2026	$0.02916	$0.02916
Issuance of Common Stock
For the period beginning April 1, 2026 and ending May 11, 2026, the Company issued 222,751 shares of its Class A common stock pursuant to its distribution reinvestment plan in the amount of $841,997.
Repurchase Offer
On March 27, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended December 31, 2025 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $858,697. The tender offer was for cash at a price equal to the net asset value per share as of April 30, 2026. The offer expired at 4:00 P.M., Eastern Time, on April 29, 2026 and a total of 57,531 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 57,531 Shares validly tendered and not withdrawn at a price equal to $3.83 per Share for an aggregate purchase price of approximately $220,342

OZK Credit Facility
On April 23, 2026, the Company drew $3,100,000 on the OZK Credit Facility. On April 2, 2026 and April 17, 2026, the Company repaid $350,000 and $550,000, respectively, on the OZK Credit Facility. As of May 11, 2026, the outstanding balance on the OZK Credit Facility was $37,378,847.
Investment Activity
During the period beginning April 1, 2026 and ending May 11, 2026, the Company made two investments in a portfolio company totaling $3,100,000.
During the period beginning April 1, 2026 and ending May 11, 2026, the Company did not sell investments in portfolio companies.
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
Administration Agreement
The Administrator, an affiliate of the Adviser, became the administrator for the Company pursuant to an administrative agreement, as amended and restated as of June 17, 2019 and as of March 4, 2026 (the "Administration Agreement"). The Administrator performs, oversees and arranges for the performance of administrative services necessary for the operation of the Company. These services include, but are not limited to, accounting, finance and legal services. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s actual and allocable portion of expenses and overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the costs of administrative personnel.
For the three months ended March 31, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,156 and $165,000, respectively, of which $165,156 was waived by the Administrator under the Expense Limitation Agreement during the three months ended March 31, 2026. The Administrator did not waive any overhead during the three months ended March 31, 2025.
For the nine months ended March 31, 2026 and 2025, allocation of overhead from the Administrator to the Company was $497,656 and $436,000, respectively, of which $497,656 was waived by the Administrator under the Expense Limitation Agreement during the nine months ended March 31, 2026. The Administrator did not waive any overhead during the nine months ended March 31, 2025.
The Administrator also waived $200,000 of past overhead fees during the three months ended March 31, 2026. The Administrator did not waive any overhead fees during the three months ended March 31, 2025 that were previously recorded and recognized in the Consolidated Statement of Operations.
The Administrator also waived $200,000 of past overhead fees during the nine months ended March 31, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the nine months ended March 31, 2025.
During the three months ended March 31, 2026 and 2025, $0 and $20,000, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
During the nine months ended March 31, 2026 and 2025, $2,500 and $50,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of March 31, 2026 and June 30, 2025, $1,815,286 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
Co-Investments
On January 6, 2026, we, our Adviser and certain affiliates received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on January 13, 2020 (and amended on August 2, 2022), that permits us, among other things, to participate with other funds managed or owned by our Adviser or certain affiliates, including Prospect Capital Corporation, Priority Income Fund, Inc. and Prospect Enhanced Yield Fund, in certain co-investment transactions, where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.

Under the terms of the Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board of Directors make certain findings (1) in most instances when we co-invest with our affiliate in an issuer where our affiliate has an existing investment in the issuer, and either (i) we do not have an existing investment in the issuer or (ii) we do have an existing investment in the issuer, but we are not co-investing on a pro-rata basis with our affiliate, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, our Board of Directors oversees our participation in the co-investment program. As required by the Order, we have adopted, and our Board of Directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and our Adviser and our Chief Compliance Officer will provide reporting to the Board of Directors. The Order also imposes reporting and record keeping requirements and limitations and restrictions on transaction fees. We may only co-invest with other funds managed or owned by our Adviser or certain affiliates in accordance with such Order and existing regulatory guidance.

In certain situations where a co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three and nine months ended March 31, 2026 and 2025. The officers do not receive any direct compensation from the Company.
Prior Dealer Manager Agreement
On May 13, 2024, the Company entered into the Dealer Manager Agreement (the “Prior Dealer Manager Agreement”) with Preferred Capital Securities, LLC ("PCS") under which PCS was acting as dealer manager in our Multi-Class Offering. Pursuant to the terms of the Prior Dealer Manager Agreement, the Company paid PCS over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which was included in the 10% underwriting compensation limit. The shareholder servicing and/or distribution fees were paid monthly in arrears. PCS reallowed (paid) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse PCS if PCS paid on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310). Additionally, our Adviser paid PCS a distribution services fee of 0.848% of the sales price of each share sold, except for sales arranged by our Adviser, an affiliate of our Adviser, or their respective personnel.
On January 26, 2026, the Company signed an agreement with PCS to terminate the Prior Dealer Manager Agreement. The termination of the Prior Dealer Manager Agreement became effective on March 29, 2026.
Distribution Agreement
On January 26, 2026, the Company entered into a Distribution Agreement (the "Distribution Agreement") with the Distributor to act as distributor in the Company's Multi-Class Offering. The Distribution Agreement became effective on March 29, 2026. Either party may terminate the Distribution Agreement upon 60 days’ written notice to the other party. Pursuant to the Distribution Agreement, the Company will indemnify the Distributor, its officers, directors, employees and other agents in certain circumstances, except that such parties will not be indemnified for any liability to which they would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Distribution Agreement.
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

On July 25, 2025, the Company entered into a Sixth Amended and Restated Expense Limitation Agreement (the "Sixth Amended and Restated ELA") with the Adviser, which amended and restated the ELA, which was previously amended and restated on July 7, 2021, August 23, 2022, April 24, 2023, May 13, 2024, and February 12, 2025 to extend the period during which the Adviser has agreed to waive its investment advisory fees under the Investment Advisory Agreement, dated April 20, 2021, by and between the Company and the Adviser, and also requires the Adviser to reimburse the Company for certain other expenses in order to limit the Company’s operating expenses to an annual rate, expressed as a percentage of the Company’s average quarterly net assets, equal to 0.00%. The Sixth Amended and Restated ELA is in effect from July 1, 2025 until the quarter ending December 31, 2026. The Sixth Amended and Restated ELA permits for expenses waived or reimbursed by the Adviser to be recouped by the Adviser in accordance with the terms of the Sixth Amended and Restated ELA. However, pursuant to the terms of the Sixth Amended and Restated ELA, given the 0.00% annual rate, the expenses waived or reimbursed by the Adviser under the Sixth Amended and Restated ELA will effectively not be subject to recoupment. Other than these changes, the terms and conditions of the Sixth Amended and Restated ELA are identical to those of the Fifth Amended and Restated ELA.
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the Sixth Amended and Restated ELA, our Adviser will be required to waive all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended September 30, 2025 through December 31, 2026, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00% (the "Annual Limit"). After December 31, 2026, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2026, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $737,584 and $312,824 for the three months ended March 31, 2026 and 2025, respectively. Our Adviser waived expenses, pursuant to the ELA, in an amount of $2,225,010 and $916,005 for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $305,792 from our Adviser. This amount comprises of all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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
On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the NASAA Omnibus Guidelines. The Second Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on March 4, 2026.
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
During the three months ended March 31, 2026 and 2025, the total base management fee incurred by the Adviser was $266,636 and $312,824, respectively, which were waived by the Adviser. As of March 31, 2026 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of March 31, 2026 or June 30, 2025. During the three months ended March 31, 2026 and 2025, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2022. As of March 31, 2026, our asset coverage ratio stood at 201% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
March 31, 2026	$35,178,847	$2,005
December 31, 2025	$37,040,732	$1,937	—	—
September 30, 2025	$39,246,250	$1,949	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of March 31, 2026 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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

At March 31, 2026, $45,746,495, $8,639,650, and $8,651,486 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $52,562,069, $6,758,562, and $25,695,965 of our total investments which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2025.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of March 31, 2026, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The OZK Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the OZK Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.5%. The outstanding balance of the OZK Credit Facility is $35,178,847 as of March 31, 2026.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of March 31, 2026:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,786,464	$1,055,365	$731,099
Up 200 basis points	$1,190,976	$703,577	$487,399
Up 100 basis points	$595,488	$351,788	$243,700
Down 100 basis points	$(431,091)	$(351,788)	$(79,303)
Down 200 basis points	$(724,455)	$(703,577)	$(20,878)
Down 300 basis points	$(958,332)	$(1,055,365)	$97,033
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2026.
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

In order to satisfy the reinvestment portion of our dividends for the nine months ended March 31, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
July 25, 2025	August 1, 2025	60,071	$4.46
August 29, 2025	September 8, 2025	74,472	$4.53
September 26, 2025	October 3, 2025	60,559	$4.53
October 31, 2025	November 7, 2025	76,120	$4.53
November 28, 2025	December 5, 2025	62,299	$4.11
December 26, 2025	January 2, 2026	62,731	$4.11
January 30, 2026	February 6, 2026	79,022	$4.11
February 27, 2026	March 6, 2026	63,272	$3.78
March 27, 2026	April 3, 2026	157,834	$3.78
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the nine months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
Exhibit No.
3.1    Fifth Articles of Amendment and Restatement(1)
3.2    Fifth Amended and Restated Bylaws(2)
10.1    Second Amended and Restated Investment Advisory Agreement, by and between Prospect Floating Rate and
Alternative Income Fund, Inc. and Prospect Capital Management L.P.(3)
10.2    Second Amended and Restated Administration Agreement, by and between Prospect Floating Rate and Alternative
Income Fund, Inc. and Prospect Administration LLC(4)
10.3    Distribution Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Ultimus Fund
Distributors, LLC(5)
31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH Inline XBRL Taxonomy Extension Schema Document*
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104 Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________
*    Filed herewith.
(1)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(2)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(3)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(4)Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(5)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 27, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)