Form 10-K
period 2026-06-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2026-09-28
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2026, the Registrant had 9,797,882 and 13,083 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of September 28, 2026, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflict between Russia and Ukraine and in the Middle East and Southwest Asia, the United States’ and Israel’s war with Iran, and continued social and political unrest in various countries, such as Venezuela and Mexico, on our and our portfolio companies’ businesses and the global economy;
•the impact of alternative reference rates on our business and certain of our investments;
•uncertainty surrounding inflation and the financial stability of the United States, Europe, and China;
•potential trade war between the U.S. and China or other countries in connection with each country’s recent or proposed tariffs on the other country’s products;
•trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies;
•the financial condition of, and ability of our current and prospective portfolio companies to, achieve their objectives;
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
On November 5, 2021, we amended and restated the Investment Advisory Agreement (the "Amended and Restated Advisory Agreement") to reduce the base management fee and eliminate the incentive fee payable to the Adviser thereunder, effective as of January 1, 2022 and until the one year anniversary of the listing of the Company’s common stock on a national securities exchange. On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the North American Securities Administrators Association (“NASAA”) Omnibus Guidelines (“Omnibus Guidelines”) (the “Second Amended and Restated Advisory Agreement”). The Second Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on March 4, 2026. The Second Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not “interested persons” (as defined in the 1940 Act), on June 18, 2026. See "Note 4 - Related Party Transactions and Arrangements - Investment Advisory Agreement" for additional information.
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
Large Addressable Market. According to Leveraged Commentary & Data, institutional leveraged loan issuance (senior secured loans and second lien secured loans) is attracting inflows due to the Federal Reserve’s indication of rising interest rates over 2022 and beyond. We believe that there exists a large number of prospective lending opportunities for lenders, which should allow us to generate substantial investment opportunities and build an attractive portfolio of investments
Strong Demand for Debt Capital. We expect that private equity firms will continue to be active investors in middle market companies. These private equity funds generally seek to leverage their investments by combining their capital with loans provided by other sources, and we believe that our investment strategy positions us well to invest alongside such private equity investors. In addition, we believe the large amount of uninvested capital held by private equity buyout firms in North America, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.0 trillion as of November 2025, will continue to drive deal activity.
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

Typical Leveraged Capital Structure Diagram

Senior Secured First Lien Loans
Senior secured first lien loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured first lien loans are expected to have initial maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured first lien loans typically will have variable rates ranging between 3.0% and 9.0% over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate ("SOFR").
Senior Secured Second Lien Loans
Senior secured second lien loans are immediately junior to senior secured first lien loans and have substantially the same collateral and covenant structures as senior secured first lien loans. Generally, our senior secured second lien loans are expected to have initial maturities of three to eight years. Senior secured second lien loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured first lien loans in full before senior secured second lien loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured first lien loans and senior secured second lien loans. In return for this junior ranking, senior secured second lien loans generally offer higher returns compared to senior secured first lien debt. These higher returns come in the form of higher interest. Generally, we expect that the interest rate on our senior secured second lien loans typically will have variable rates ranging between 6.0% and 12.0% over a standard benchmark, such as the prime rate or SOFR.
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

Cash and Cash Equivalents
We may maintain a certain level of cash or equivalent instruments, including money market funds and U.S. Treasury Bills, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.
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
Code of Ethics
We have adopted a code of ethics in accordance with Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as Exhibit 14.1 to this Annual Report and is also available on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
Compliance Policies and Procedures
We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Kristin L. Van Dask serves as our Chief Compliance Officer.
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
Compensation of the Distributor and Selected Broker-Dealers
Through the Distributor, a FINRA-registered broker-dealer, we are conducting our continuous Multi-Class Offering of our Class S shares, Class D shares, and Class I shares, in a maximum aggregate amount of $300,000,000. Because the Multi-Class Offering is a “best efforts” offering, the Distributor is only required to use its best efforts to sell the shares, which means that no underwriter, broker or other person will be obligated to purchase any shares.
We pay the Distributor over time a shareholder servicing and/or distribution fee with respect to our outstanding Class S and Class D shares equal to 0.85% and 0.25%, respectively, per annum of the aggregate NAV of our outstanding Class S and Class D shares, including any Class S and Class D shares issued pursuant to our distribution reinvestment plan, which is included in the 10% underwriting compensation limit, as discussed below. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Distributor reallows (pays) all or a portion of the shareholder servicing and/or distribution fees to participating brokers for ongoing shareholder services performed by such participating brokers.
Our Adviser or an affiliate may also pay directly, or reimburse the Distributor if the Distributor pays on our behalf, any organization and offering expenses (other than any underwriting compensation, including upfront selling commissions and shareholder servicing and/or distribution fees, subject to FINRA Rule 2310).
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
The Multi-Class Offering is being made in compliance with FINRA Rule 2310. Under FINRA rules, all items of underwriting compensation to be paid in connection with the Multi-Class Offering, including any selling commissions such as the transaction or other fees, including upfront placement fees or brokerage commissions charged by certain participating dealers; the distribution services fee paid to the Distributor; shareholder servicing and/or distribution fees; permissible forms of non-cash compensation, such as gifts, business entertainment, training and education expenses and the national and regional sales conferences of the participating brokers; and all other forms of underwriting compensation, if paid by or reimbursed by us, will not exceed 10% of the gross offering proceeds (excluding shares purchased through our distribution reinvestment plan).
Status of Our Multi-Class Offering
Since commencing the Multi-Class Offering and through September 28, 2026, we have sold 0 Class S shares, 0 Class D shares, and 15,291 Class I shares.
Administration
We have entered into an administration agreement with Prospect Administration LLC, (our "Administrator") (as amended and restated, the “Administration Agreement”) pursuant to which our Administrator performs certain administrative functions on our behalf.
We compensate our Administrator by payment of service fees approved by our independent directors which will reimburse the Administrator for our allocable portion of its overhead and other expenses incurred in performing its obligations under the Administration Agreement, including our allocable portion of the cost of administrative personnel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
About Our Adviser
Prospect Capital Management L.P. serves as our investment adviser. Our Adviser is registered as an investment adviser under the Advisers Act and provides services to us pursuant to the terms of the Investment Advisory Agreement. Our Adviser’s investment professionals have significant experience and an extensive track record of investing in companies, managing high-yielding debt and equity investments in infrastructure companies and have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. Such parties also have extensive knowledge of the managerial, operational and regulatory requirements of publicly traded investment companies. Most of the finance professionals of our Adviser were closely involved with the operation of Pathway Capital Opportunity Fund, Inc. (“PWAY”) which merged with and into us on March 13, 2019. In addition, most of our finance professionals are also involved in the operation, management and regulatory compliance of three affiliated funds, Prospect Capital Corporation, a BDC that is listed for trading on the Nasdaq Stock Market that had total assets of approximately $6.4 billion as of June 30, 2026, Priority Income Fund, Inc., an externally managed, non-diversified, closed-end management investment company that invests primarily in senior secured loans, including via SSN investments, of companies whose debt is rated below investment grade or, in limited circumstances, unrated, and Prospect Enhanced Yield Fund, an externally managed, non-diversified, closed-end management investment company that operates as an interval fund that primarily invests in non-mortgage related structured credit instruments.
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
Important Tax Information

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to report distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2025 calendar year, 100% of our taxable dividends qualified as interest-related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders. For the 2024 calendar year, 93.53% of our taxable dividends qualified as interest-related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by U.S. stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by U.S. stockholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income. For the 2025 calendar year, 100% of our taxable ordinary dividends qualified as section 163(j) interest dividends. For the 2024 calendar year, 87.14% of our taxable ordinary dividends qualified as section 163(j) interest dividends.

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
•Changing interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
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
•Although we have offered to repurchase your shares on a quarterly basis through our share repurchase program, the terms of any such repurchases will be limited. As a result, you will have limited opportunities to sell your shares and may not be able to sell your desired amount of shares through one one or more quarterly repurchase offers.
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
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Changing interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
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
If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our investments in the equity and junior debt tranches of CLOs may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of the CLO investments, which would adversely impact our return on our CLO investments.
Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our CLO investment strategy will allow investments in foreign CLOs. Investing in foreign entities may expose us to additional risks not typically associated with investing in U.S. issuers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we, and the CLOs in which it invests, may have difficulty enforcing creditor’s rights in foreign jurisdictions. In addition, the underlying companies of the CLOs in which we invest may be foreign, which may create greater exposure for us to foreign economic developments.
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
On December 24, 2016, the final rules implementing the credit risk retention requirements of Section 941 of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) (the “U.S. Risk Retention Rules”) became effective and generally require one of the “sponsors” of asset-backed securities or a “majority-owned affiliate” thereof to retain not less than five percent of the credit risk of the assets collateralizing the issuer's securities. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held that the federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an “open-market CLO” (described in the DC Circuit Ruling as a CLO where assets are acquired from “arms-length negotiations and trading on an open market”) as the securitizer of the open-market CLO (such decision, the “DC Circuit Ruling”), and subsequently issued a mandate to the lower court (the “District Court”) requiring the District Court to implement the DC Circuit Ruling. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.
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
A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our OZK Credit Facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as SOFR floors. To the extent we invest in credit instruments with SOFR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in SOFR floors and rates do not rise to levels above the SOFR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This, in turn, may result in the potential for a decrease in the level of income available for dividends or other distributions made by us.
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
The success of any offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our distributor or dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. There is therefore no assurance that we or any distributor or dealer manager will be able to sell a sufficient number of shares to allow us to have adequate funds to construct a portfolio of a sufficiently broad array of assets. We may not be able to raise adequate proceeds through any offering to implement our investment strategy. As a result, we may be unable to achieve our investment objectives, and you could lose some or all of the value of your investment.
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
Under our share repurchase program, on a quarterly basis we may offer to repurchase shares on such terms as may be determined by our Board of Directors unless, in the judgment of the independent members of our Board of Directors, such repurchases would not be in the best interests of our stockholders or would violate applicable law. However, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the cash retained as a result of issuing shares under our distribution reinvestment plan to those stockholders who have elected to receive their distributions in the form of additional shares rather than in cash. At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from principal repayments or other liquidation of debt and equity securities as of the end of the applicable period to repurchase shares. We do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter. We further anticipate that we will offer to repurchase such shares at the net asset value per share of the Company, except that the Company deducts 2.00% from such net asset value for shares that have not been outstanding for at least one year. To the extent that the number of shares submitted to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Therefore, you may not be able to sell your desired amount of shares through one one or more quarterly repurchase offers. Our assets may be depleted to fulfill repurchases under our share repurchase program.
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
Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three outside directors to be subject to certain corporate governance provisions that may be inconsistent with the corporation’s charter and bylaws. Among other provisions, a Board of Directors may classify itself without the vote of stockholders. Further, the Board of Directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director and (iv) require the approval of two-thirds of votes entitled to be cast in the election of the directors in order to remove a director. Our Board of Directors has already elected to be subject to the statutory provision providing for a classified board of directors and that our Board of Directors has the sole power to fill any vacancy, and unrelated to these statutory provisions, our charter and bylaws already provide that its Board of Directors has the sole power to set the size of its Board of Directors. A corporation may be prohibited by its charter or by resolution of its Board of Directors from electing any of the provisions of the statute. We are not prohibited from implementing any or all of the remaining provisions of the statute.
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
Risks Relating to Debt Financing
Our use of borrowed money, including through the OZK Credit Facility, will magnify the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.
We recently established a senior secured revolving credit agreement (the "OZK Credit Facility") which we intend to use to make investments. The lenders under the OZK Credit Facility have a first priority security interest in most of our assets. The use of borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. If we use leverage to partially finance our investments, through borrowing from banks and other lenders we, and therefore you, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are superior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to or Adviser.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $98.5 million in total assets, (ii) an average cost of funds of 6.93%, (iii) $43.6 million in debt outstanding and (iv) $37.1 million of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Stockholder	(34.7)%	(21.4)%	(8.1)%	5.1%	18.4%
If we default under our OZK Credit Facility or any subsequent credit facility or are unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, we may suffer material adverse effects on our business, financial condition, results of operations and cash flows.
Most of our assets are pledged as collateral under the OZK Credit Facility. In the event of a default under the OZK Credit Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support covenants and working capital requirements under any credit or borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following any such default, the agent for the lenders under any such credit or borrowing facility could assume control of the disposition of any or all of our assets that are pledged under such facility, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, if the lender exercises our right to sell the assets pledged under a credit facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of our outstanding borrowings. Moreover, such deleveraging of us could significantly impair our ability to effectively operate our business in the manner in which we expect. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any dividends that it may pay to our stockholders.
Incurring leverage creates conflicts of interests for our investment adviser.
Under the Investment Advisory Agreement, the base management fee payable to the Adviser is based on our average total assets (including amounts borrowed for investment purposes). Consequently, the Adviser may benefit when we incur additional debt or increases the use of leverage to acquire additional assets. This fee structure may encourage the Adviser to cause us to borrow more money to finance additional investments. In addition, under the Investment Advisory Agreement, after the one year anniversary of the listing of our common stock on a national securities exchange, the Adviser could receive an income incentive fee based on our performance. As a result, the Adviser could be encouraged to use additional leverage or take additional risk to increase the return on our investments.
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
The rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service ("IRS") and the U.S. Treasury Department. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences, possibly with retroactive effect. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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

The CLO vehicles in which we will invest generally will constitute “passive foreign investment companies,” or “PFICs,” for U.S. federal income tax purposes. Because we will acquire investments in PFICs, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such investments. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any "excess distribution" or gain from the disposition of such shares as a taxable dividend by us to our shareholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFIC. We must nonetheless distribute such income to maintain our status as a RIC.
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
We may be treated as a “personal holding company,” which could subject us to additional tax liability.
We may be classified as a "personal holding company" ("PHC") within the meaning of Section 542 of the Code. A corporation generally is treated as a PHC for a given taxable year if (i) five or fewer individuals own, directly or indirectly (applying certain constructive ownership rules), more than 50% of the value of our outstanding stock at any time during the last half of the taxable year, and (ii) at least 60% of our adjusted ordinary gross income for the year consists of "personal holding company income" (which generally includes dividends, interest, and other passive-type income of the kind we expect to earn as a RIC).
Due to the significant ownership of our common stock by an individual, we may satisfy the ownership concentration test described above and therefore be considered a PHC for one or more taxable years. Whether we are treated as a PHC in any given year will depend on the percentage of our outstanding shares beneficially owned by such individual and other related persons, which may fluctuate over time and is not entirely within our control, including as a result of purchases, sales, transfers, or other changes in ownership by these holders or other stockholders.
If we are treated as a PHC for a taxable year, we generally will not incur PHC tax so long as we timely distribute all of our "undistributed personal holding company income" for that year, which for a RIC is generally intended to align with the distribution requirements applicable to RICs under the Code. However, if we fail to satisfy the distribution requirements applicable to RICs, or otherwise fail to distribute (or to be treated as distributing, including through deficiency dividends) all of our investment company taxable income and any other undistributed personal holding company income for a year in which we are a PHC, we could be subject to an additional 20% nondeductible U.S. federal income tax on our undistributed personal holding company income for that year. This tax would be imposed in addition to, and not in lieu of, any tax or excise tax we may owe as a result of failing to satisfy the RIC distribution requirements or other RIC qualification tests.
Any such additional tax liability would reduce the cash otherwise available for distribution to our stockholders and could adversely affect our financial condition, results of operations, and the amount of distributions we are able to pay on our common stock. There can be no assurance that we will not be treated as a PHC in any given taxable year, or that we will always be able to satisfy the distribution requirements necessary to avoid incurring PHC tax liability.
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
Deterioration in economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union (the “EU”), and market volatility and loss of investor confidence driven by political events. The decision made in the United Kingdom to leave the EU has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
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
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, military action by Russia in Ukraine, the prolonged conflict between Hamas and Israel, the Iranian conflict that commenced in February 2026, and political upheaval in Venezuela have resulted, and may continue to result, in sanctions, market disruptions, declines in regional and global stock markets and unusual volatility in global commodity markets. The escalation or expansion of hostilities, including the involvement of other nations, could introduce further uncertainty and volatility. These and any related events could negatively impact our business, financial condition or results of operations.
Additionally, the Federal Reserve has raised interest rates multiple times since March 2022 and rates may remain elevated. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact the performance of the Company.
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
As of June 30, 2026, we have not raised sufficient capital to build an investment portfolio that generates sufficient revenue to cover our operating expenses and have only been able to fund distributions to shareholders and pay a portion of our expenses through the ELA entered into with the Adviser. The ELA provides that the Adviser is required to waive its investment advisory fees under the Investment Advisory Agreement and also reimburse us for certain other expenses until December 31, 2026, to the extent that the payment of such fees and other expenses would cause our operating expenses to exceed an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00%. After December 31, 2026, such waiver may be made at our Adviser’s option and in its sole discretion.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Existing or new tariffs imposed on foreign goods imported by the United States or on United States goods imported by foreign countries could subject us to additional risks. Among other effects, tariffs or threats of tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

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
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act, our day-to-day operations are managed by the Investment Adviser, Administrator and our executive officers under the oversight of our Board of Directors. As such, we rely on the cybersecurity policies and procedures implemented by Prospect Capital Management, for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details that Prospect Capital Management has provided to us regarding its cybersecurity program that are relevant to us.
Prospect Capital Management has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on, or through, our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems.
In accordance with the Prospect Capital Management Compliance Manual, senior management governs and oversees the advancement and implementation of policies and procedures to reasonably prevent security incidents. Prospect Capital Management’s cybersecurity program also includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Prospect Capital Management’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and helping to identify areas for continued focus and improvement.
Prospect Capital Management uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, Prospect Capital Management uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, Prospect Capital Management also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected.
Prospect Capital Management conducts regular phishing tests where educational materials are provided in each test for those who fail. Prospect Capital Management also utilizes a security awareness training platform as supplementary cybersecurity training for staff with a high failure rate on the phishing tests.
In the last three fiscal years, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion on risks posed by cybersecurity threats, see "Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies."
Board of Directors Oversight of Cybersecurity Risks
Our Board of Directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board of Directors receives periodic updates from the Company’s Chief Compliance Officer (“CCO”), which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, manage our cybersecurity program. The CCO supervises our oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as our CCO for more than five years and has worked in the financial services industry for more than 20 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
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
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2026.
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
As of September 28, 2026, there was 1 holder of record of our Class I common stock, 0 holders of record of our Class S common stock and 0 holders of record of our Class D common stock.
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
Results of Our Prior Offerings of Common Stock
Through our prior offerings, we have sold 1,693,142 shares of our Class A and Class I common stock for gross proceeds of approximately $24,205,784. During the year ended June 30, 2025, the Company accepted a subscription from the Adviser for the sale of $10 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued. During the year ended June 30, 2024, the Company accepted a subscription from the Adviser for the sale of $20 million of the Company’s Class A common stock and a total of 4,179,952 shares were issued.

As of June 30, 2026, 9,527,417 shares of our common stock were outstanding as a result of our prior public offering, current multi-class offering and our Private Offering.
Holders
Set forth below is a chart describing the authorized classes and the single class of our securities outstanding as of September 28, 2026:

(1) Title of Class	(2) Amount Authorized	(3) Amount Held by Us or for Our Account	(4) Amount Outstanding Exclusive of Amount Under Column (3)
Class A Common Stock	37,500,000	—	9,797,882
Class S Common Stock	12,500,000	—	—
Class D Common Stock	12,500,000	—	—
Class I Common Stock	12,500,000	—	13,083

As of September 28, 2026, we had 733 record holders of our Class A common stock and 1 record holder of our Class I common stock. No shares of our common stock have been authorized for issuance under any equity compensation plan.
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
Completed Share Repurchases
Below is a summary of transactions with respect to shares of common stock during each tender offer during the fiscal years ended June 30, 2026, 2025, and 2024:

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2026
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
December 31, 2025	November 18, 2025	52,522	—	100%	$4.11	215,865
March 31, 2026	February 12, 2026	64,694	—	100%	$3.78	244,546
June 30, 2026	May 11, 2026	57,531	—	100%	$3.83	220,343
Total for the year ended June 30, 2026		240,587	—			$979,010

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532
Recent Sales of Unregistered Securities
In order to satisfy the reinvestment portion of our dividends for the year ended June 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
July 25, 2025	August 1, 2025	60,071	$4.46
August 29, 2025	September 8, 2025	74,472	$4.53
September 26, 2025	October 3, 2025	60,559	$4.53
October 31, 2025	November 7, 2025	76,120	$4.53
November 28, 2025	December 5, 2025	62,299	$4.11
December 26, 2025	January 2, 2026	62,731	$4.11
January 30, 2026	February 6, 2026	79,022	$4.11
February 27, 2026	March 6, 2026	63,272	$3.78
March 27, 2026	April 3, 2026	157,834	$3.78
April 24, 2026	April 29, 2026	64,917	$3.78
May 29, 2026	June 5, 2026	80,691	$3.83
June 26, 2026	July 2, 2026	170,597	$3.83
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
The following tables reflect the cash distributions per share that were declared and paid on common stock by PFLOAT during the fiscal years ended June 30, 2026, 2025, and 2024, respectively:

Fiscal Year 2026		Distributions
Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	August 1, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	September 8, 2025	0.04285	382,143	0.04285	96
September 26, 2025	October 3, 2025	0.03452	310,410	0.03452	77
October 31, 2025	November 7, 2025	0.04315	390,644	0.04315	95
November 28, 2025	December 5, 2025	0.03176	288,276	0.03176	71
December 26, 2025	January 2, 2026	0.03176	290,255	0.03176	73
January 30, 2026	February 6, 2026	0.03970	365,316	0.03970	89
February 27, 2026	March 6, 2026	0.02916	268,739	0.02916	65
March 27, 2026 (a)	April 3, 2026	0.07226	670,518	0.07226	162
April 24, 2026	April 29, 2026	0.02916	275,186	0.02916	65
May 29, 2026	June 5, 2026	0.03655	345,193	0.03655	82
June 26, 2026	July 2, 2026	0.07647	728,391	0.07647	171
Total for the Year Ended June 30, 2026			$4,620,968		$1,123

(a) The March 27, 2026 distribution includes a bonus distribution of $0.04310 per share.
(b) The June 26, 2026 distribution includes a bonus distribution of $0.04723 per share.

Fiscal Year 2025		Distributions
Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	August 2, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	September 9, 2024	0.03650	322,325	—	—
September 27, 2024	October 4, 2024	0.03048	269,443	—	—
October 25, 2024	November 1, 2024	0.03048	270,932	0.03048	68
December 2, 2024	December 9, 2024	0.03780	333,979	0.03780	84
December 27, 2024	January 6, 2025	0.03024	269,075	0.03024	68
January 31, 2025	February 7, 2025	0.03780	338,255	0.03780	84
February 28, 2025	March 7, 2025	0.02992	265,119	0.02992	67
March 28, 2025	April 4, 2025	0.02992	266,613	0.02992	67
April 25, 2025	May 2, 2025	0.02992	268,116	0.02992	67
May 30, 2025	June 6, 2025	0.02145	189,958	0.02145	48
June 27, 2025	July 7, 2025	0.01716	152,614	0.01716	38
Total for the Year Ended June 30, 2025			$3,185,825		$591

Fiscal Year 2024		Distributions
Record Date	Payment date	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed
July 28, 2023	August 4, 2023	$0.03260	$78,129
August 25, 2023	September 1, 2023	0.03260	78,313
September 29, 2023	October 6, 2023	0.04095	98,612
October 27, 2023	November 3, 2023	0.03276	79,119
November 24, 2023	December 1, 2023	0.02920	70,070
December 29, 2023	January 5, 2024	0.03650	87,789
January 26, 2024	February 2, 2024	0.02920	70,440
February 23, 2024	March 1, 2024	0.02740	122,458
March 29, 2024	April 5, 2024	0.03425	153,671
April 26, 2024	May 3, 2024	0.02740	181,238
May 31, 2024	June 7, 2024	0.03405	225,515
June 28, 2024	July 8, 2024	0.02724	181,455
Total for the Year Ended June 30, 2024			$1,426,809

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
The tax character of distributions paid to the Company's shareholders during the tax years ended December 31, 2025 and 2024 were as follows:

	Tax Year Ended
	December 31, 2025		December 31, 2024
Ordinary income	$3,487,407		$2,046,754
Return of capital	—		642,930
Total distributions paid to stockholders	$3,487,407	(1)	$2,689,684	(2)
(1)    For the taxable year ended December 31, 2025, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and are reported on the 2025 Form 1099-DIV.
(2)    For the tax year ended December 31, 2024, $87,789 of the 2023 declared distributions are allocable to 2024 for federal income tax purposes and are reported on the 2024 Form 1099-DIV. For the tax year ended December 31, 2024, $38,250 of the 2024 declared distributions are allocable to 2025 for federal income tax purposes and will be reported on the 2025 Form 1099-DIV.

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
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three and twelve months ended June 30, 2026, we purchased $9,905,874 and $16,772,387, respectively, in investment securities (excluding short-term securities). During the same three and twelve months ended June 30, 2026, there were noncash restructured investments in the amount of $166,548 and $3,408,404, respectively.
During the three months ended June 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $696,187, which includes non-cash restructured investments of $166,548, resulting in a total net portfolio growth of $9,209,687 for the three months ended June 30, 2026.
During the year ended June 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $26,359,881, which includes non-cash restructured investments of $3,408,404, resulting in a total net portfolio decline of $9,587,494 for the year ended June 30, 2026.
Debt Issuances and Redemptions
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible

Funding, LLC, as borrower, and the lenders party thereto. As of June 30, 2026, there was a $43,618,284 balance on the OZK Credit Facility.
Equity Issuances
As part of the distribution reinvestment plan, we issued 157,834, 64,917, and 80,691 shares of our common stock on April 3, 2026, May 1, 2026 and June 5, 2026, respectively.
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
On June 26, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $1,160,560. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2026. The offer expired at 4:00 P.M., Eastern Time, on July 29, 2026 and a total of 58,090 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 58,090 Shares validly tendered and not withdrawn at a price equal to $3.88 per Share for an aggregate purchase price of approximately $225,389.

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
See Related Party Transactions below for additional information on our Administration Agreement and expenses incurred.
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three and twelve months ended June 30, 2026, we purchased $9,905,874 and $16,772,387, respectively, in investment securities (excluding short-term securities). During the same three and twelve months ended June 30, 2026, there were noncash restructured investments in the amount of $166,548 and $3,408,404.
During the three months ended June 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $696,187, which includes non-cash restructured investments of $166,548, resulting in a total net portfolio growth of $9,209,687 for the three months ended June 30, 2026.
During the year ended June 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $26,359,881, which includes non-cash restructured investments of $3,408,404, resulting in a total net portfolio decline of $9,587,494 for the year ended June 30, 2026.

As of June 30, 2026, our investment portfolio, with a total fair value of $73,144,555, consisted of interests in 66 investments (94% in senior secured loans, 6% in equity/other and less than 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after June 30, 2026 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in this Annual Report.
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

Portfolio Holdings
As of June 30, 2026, our investment portfolio, with a total fair value of $73,144,555, consisted of interests in 26 portfolio companies and 18 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of June 30, 2026 and June 30, 2025:

	As of June 30, 2026			As of June 30, 2025
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$72,162,346	$66,023,053	90%	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	2,728,926	2,728,926	4%	4,339,325	4,249,570	5%
Structured subordinated notes	42,964	40,329	—%	864,921	709,261	1%
Common Equity/Other	3,680,593	3,394,103	5%	3,279,862	2,061,100	2%
Preferred Equity	627,566	958,144	1%	377,122	501,010	1%
Total	$79,242,395	$73,144,555	100%	$88,404,806	$85,016,596	100%

Number of portfolio companies	26			27
Number of Structured subordinated notes	18			22

% Variable Rate (based on fair value)	98%	(1)		94%	(4)
% Fixed Rate (based on fair value)	2%	(1)		6%	(4)

% Weighted Average Yield Variable Rate (based on principal outstanding)	10.44%	(2)		11.14%	(5)
% Weighted Average Yield Fixed Rate (based on principal outstanding)	8.74%	(1)		10.64%	(4)
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			—%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)	10.64%	(3)		11.17%	(6)
% Weighted Average Yield (based on cost) for the entire portfolio	10.14%			10.70%

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$24,547,271	31%	$26,221,780	36%
Wholesale	5,922,624	7%	5,915,163	8%
Services: Business	5,961,884	8%	5,537,348	8%
Consumer Goods: Non-Durable	5,938,081	7%	5,214,711	7%
Telecommunications	4,984,149	6%	5,057,206	7%
Services: Consumer	4,495,447	6%	4,505,693	6%
High Tech Industries	3,361,012	4%	3,403,710	5%
Construction & Building	3,093,815	4%	3,093,803	4%
Beverage, Food & Tobacco	2,900,479	4%	2,992,727	4%
Transportation: Cargo	2,894,830	4%	2,936,363	4%
Automotive	9,748,725	12%	2,933,950	4%
FIRE: Finance	2,828,926	4%	2,900,776	4%
Media: Advertising, Printing & Publishing	2,324,162	3%	2,390,996	3%
Retail	198,026	—%	—	—%
Structured Finance	42,964	—%	40,329	—%
Total	$79,242,395	100%	$73,144,555	100%

	June 30, 2025
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	26%	$22,902,129	27%
Automotive	8,691,552	10%	8,145,766	9%
Telecommunications	8,197,147	9%	7,355,550	9%
Consumer Goods: Non-Durable	5,975,572	7%	5,069,461	6%
Beverage, Food & Tobacco	4,820,318	5%	4,954,278	6%
High Tech Industries	4,867,983	6%	4,915,366	6%
Services: Consumer	5,340,440	6%	4,655,664	5%
Transportation: Cargo	4,386,823	5%	4,466,250	5%
Consumer Goods: Durable	4,222,652	5%	4,296,202	5%
Services: Business	4,492,864	5%	4,184,835	5%
Media: Advertising, Printing & Publishing	3,293,835	4%	3,413,576	4%
Wholesale	2,957,298	3%	2,916,144	3%
Banking	2,926,825	3%	2,682,544	3%
Finance	2,600,000	3%	2,600,000	3%
Media: Diversified and Production	1,839,325	2%	1,749,570	2%
Structured Finance	864,921	1%	709,261	1%
Retail	198,026	—%	—	—%
Total	$88,404,806	100%	$85,016,596	100%
As of June 30, 2026 and June 30, 2025, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of June 30, 2026 and June 30, 2025:

	June 30, 2026				June 30, 2025
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$79,242,395	100%	$73,144,555	100%	$88,404,806	100%	$85,016,596	100%
Total Investments	$79,242,395	100%	$73,144,555	100%	$88,404,806	100%	$85,016,596	100%

Net Asset Value
During the year ended June 30, 2026, our net asset value decreased by $2,886,174 and our net asset value per share decreased by $0.61.
For the year ended June 30, 2026, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $5,880,532, or $0.65 per weighted average share and a realized loss on the extinguishment of debt of $495,849, or $0.05 per weighted average share. The decrease in net asset value per share was partially offset by net investment income exceeding distributions by $881,473 or $0.10 per weighted average share.
The following table shows the calculation of net asset value per share as of June 30, 2026 and June 30, 2025.

NET ASSET VALUE PER SHARE	June 30, 2026	June 30, 2025
Class A Shares:
Net assets	$37,093,253	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,525,180	8,893,696
Net asset value per share	$3.89	$4.50

Class I Shares:
Net assets	$8,710	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.89	$4.50
Results of Operations
Investment Income
For the years ended June 30, 2026, 2025, and 2024, we generated $8,127,626, $9,397,546, and $3,020,157, respectively, in investment income in the form of interest earned on our debt portfolio.
Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the year ended June 30, 2026 compared to the years ended June 30, 2025 and 2024, due to decreases in SOFR, as most of the portfolio consists of floating rate investments, as well as a reduction in the portfolio size from repayments and a portfolio company placed on non-accrual status.
For the year ended June 30, 2026, our income from our structured subordinated notes decreased due to 18 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the years ended June 30, 2026, 2025 and 2024, PIK interest included in interest income totaled $179,984, $498,497, and $153,085, respectively.
For the year ended June 30, 2026, PIK interest included in interest income in aggregate was lower due to a higher number of investments paying cash interest and a portfolio company placed on non-accrual status.
Operating Expenses
Total operating expenses before expense limitation support totaled $5,722,130, $7,356,881, and $3,682,527 for the years ended June 30, 2026, 2025, and 2024, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.

The base management fees for the years ended June 30, 2026, 2025, and 2024, respectively, were $1,120,275, $1,228,769, and $447,554. Base management fees were higher for the years ended June 30, 2026 and 2025 compared to the year ended June 30, 2024 due to the increase in assets. Management fees for the year ended June 30, 2026 and 2025 were waived.
The interest and credit facility expense for the years ended June 30, 2026, 2025, and 2024, respectively, were $2,897,739, $3,745,639, and $1,243,672. The interest and credit facility expenses were lower for the year ended June 30, 2024 compared to the years ended June 30, 2026 and 2025, due to an increase in the average outstanding borrowings.
For the year ended June 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.42% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the years ended June 30, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30% and 7.80%, respectively, under the Senior Secured Revolving Credit Facility.
For the year ended June 30, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,394,610.
For the years ended June 30, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $44,141,918 and $8,199,454, respectively.
The offering costs for the years ended June 30, 2026, 2025, and 2024, respectively, were $135,667, $521,345, and $82,489. The offering costs for the year ended June 30, 2025 were higher compared to the years ended June 30, 2026 and 2024 due to additional costs of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the years ended June 30, 2026, 2025, and 2024, respectively, were $133,603, $188,284, and $90,036. The legal expenses for the year ended June 30, 2025 were higher in aggregate compared to the years ended June 30, 2026 and 2024 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the years ended June 30, 2026, 2025, and 2024, respectively, were $36,657, $57,043, and $35,491. The valuation costs for the years ended June 30, 2026 and 2024 were lower compared to the year ended June 30, 2025 due to a decrease in investments requiring valuation by a third party service.
The audit and tax expenses for the years ended June 30, 2026, 2025, and 2024, respectively, were $296,093, $375,750, and $208,624. The audit costs for the year ended June 30, 2025 were higher compared to the years ended June 30, 2026 and 2024 due to the additional procedures related to the re-issuance of the prior year audit opinions from the previous auditor.
The general and administrative expense for the years ended June 30, 2026, 2025, and 2024, respectively, were $174,331, $98,933, and $177,599. The general and administrative expenses increased for the year ended June 30, 2026 compared to June 30, 2025 due to additional expenses incurred in relation to the new OZK Credit Facility. The general and administrative expense for the year ended June 30, 2024 were higher compared to the year ended June 30, 2025 due to costs associated with proxy and other SEC filings.
Pursuant to the expense limitation support payment (discussed below), the Adviser reimbursed the Company $2,824,396, $1,160,344, and $447,555 for the years ended June 30, 2026, 2025, and 2024, respectively. Separately, the Administrator waived additional amounts owed to it for past overhead fees, as further discussed in Note 4.
Net Investment Income (Loss)
Our net investment income (loss) totaled $5,503,564, $3,634,434, and $(214,815) for the years ended June 30, 2026, 2025, and 2024, respectively. The net investment income for the year ended June 30, 2026 was higher due to the Adviser covering a larger percentage of the Company's expense pursuant to an Amended and Restated ELA.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the years ended June 30, 2026, 2025, and 2024, we received proceeds from sales and repayments on unaffiliated investments of $22,951,477, $20,414,660, and $7,966,315, respectively, from which we realized losses of $3,170,902, $2,100,215, and $2,087,522, respectively.
During the year ended June 30, 2026, we recognized a realized loss from debt extinguishment of $495,849 related to the termination of the Senior Secured Revolving Credit Facility.
During the year ended June 30, 2025, we did not recognize a realized loss from debt extinguishment.

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
During the year ended June 30, 2026, our CareerBuilder, LLC First Lien Term Loan was written off following the Chapter 11 liquidation and we recorded a realized loss of $649,548.
During the years ended June 30, 2026, 2025, and 2024, we recognized a realized loss of $502,949, $1,850,522, and $0, respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
For the years ended June 30, 2026, 2025, and 2024, net change in unrealized gains (losses) totaled $(2,709,630), $(295,330), and $9,960, respectively. The net realized loss for the year ended June 30, 2026, was driven by our investment in First Brands Group which, together with and certain of its affiliates filed voluntary petitions for Chapter 11 bankruptcy protection during the year. The fair value of our investment in First Brands declined as a result of lower quoted prices, resulting in a net change in unrealized loss of $6,442,145 for the year ended June 30, 2026.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of June 30, 2026, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
For the years ended June 30, 2026, 2025, and 2024, our operating activities (used) provided $11,691,220, $(24,044,909), and $(27,411,792), respectively. The change is primarily driven by an increase in repayment and sales of portfolio investments, a decrease in purchases and a decrease in interest receivable.
For the years ended June 30, 2026, 2025, and 2024, operating activities included the purchases of investments of $16,772,387, $48,155,370, and $48,266,763 respectively.

For the years ended June 30, 2026, 2025, and 2024, operating activities included the repayments and sales of portfolio investments of $22,951,477, $20,414,660, and $7,966,315, respectively.
Financing activities provided/(used) $(4,278,264), $25,137,688, and $37,025,657 of cash during the years ended June 30, 2026, 2025, and 2024, respectively. During the years ended June 30, 2026, 2025, and 2024 respectively, these included dividend payments of $458,433, $472,923, and $538,291; and borrowings under the Secured Revolving Credit Facility of $3,400,000, $46,100,000, and $44,000,000, respectively. During the year ended June 30, 2026, financing activities also included borrowings under the OZK Credit Facility of $62,675,000.
For the years ended June 30, 2026, 2025, and 2024, respectively, we repaid, in aggregate, $67,956,716, $28,400,000, and $16,200,000 under the OZK Credit Facility and the Secured Revolving Credit Facility.
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

During the years ended June 30, 2026, 2025, and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849, $0 and $66,844, respectively related to the Senior Secured Revolving Credit Facility.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of June 30, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of June 30, 2026, we had $43,618,284 outstanding on our OZK Credit Facility. As of June 30, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $61,214,804, which represents 83% of our total investments for the period. As of June 30, 2026, cash balances of $8,255,702 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $43,618,284 and is categorized as Level 3 under ASC 820 as of June 30, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of June 30, 2026, $747,722 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2026, 2025, and 2024, we recorded $2,480,590, $0 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the year ended June 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.42% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the years ended June 30, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30%, and 7.80%, respectively, under the Senior Secured Revolving Credit Facility.
For the year ended June 30, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,394,610.
For the years ended June 30, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $44,141,918 and $8,199,454, respectively.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:
On July 17, 2026, our Board of Directors declared a distribution for the month of July 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of March 31, 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
July 31, 2026	August 7, 2026	$0.03655	$0.03655

On August 21, 2026, our Board of Directors declared a distribution for the month of August 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of June 30, 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
August 31, 2026	September 8, 2026	$0.03242	$0.03242
On September 22, 2026, our Board of Directors declared a distribution for the month of September 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of June 30, 2026. The Board of Directors also declared a quarterly cash "bonus" distribution, which, together with the base cash distribution reflects a total annualized cash distribution of 14.46% on the same basis. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
September 30, 2026	October 7, 2026	$0.07575	$0.07575
Issuance of Common Stock
For the period beginning July 1, 2026 and ending September 28, 2026, the Company issued 325,824 shares of its Class A and Class I common stock pursuant to its distribution reinvestment plan in the amount of $1,256,491, and issued 13,054 shares of its Class I common stock pursuant to the continuous multi-class offering in the amount of $50,000.
Repurchase Offer
On June 26, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $1,160,560. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2026. The offer expired at 4:00 P.M., Eastern Time, on July 29, 2026 and a total of 58,090 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 58,090 Shares validly tendered and not withdrawn at a price equal to $3.88 per Share for an aggregate purchase price of approximately $225,389.

On September 18, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. In addition, we further limit the number of Shares to be repurchased in any calendar year to 10% of the weighted average number of Shares outstanding in the prior calendar year, or 2.5% in each quarter. The tender offer is for cash at a price equal to the net asset value per share as of October 31, 2026. The total cost to us of purchasing the estimated maximum number of Shares pursuant to the Offer, assuming a Purchase Price of $3.88 (based upon the most recently publicly disclosed NAV per share for both Class A and Class I shares as of July 31, 2026). would be approximately $869,512. The offer will expire at 4:00 P.M., Eastern Time, on October 30, 2026, unless extended.
OZK Credit Facility
On July 15, 2026, August 17, 2026, August 21, 2026 and September 22, 2026 the Company repaid $223,922, $61,039, $900,000 and $3,000,000, respectively, on the OZK Credit Facility. As of September 28, 2026, the outstanding balance on the OZK Credit Facility was $39,433,323.
Investment Activity
During the period beginning July 1, 2026 and ending September 28, 2026, the Company made two investments in portfolio companies totaling $132,461.
During the period beginning July 1, 2026 and ending September 28, 2026, the Company partially sold three investments in portfolio companies totalling $4,000,000 of par for net proceeds of $4,018,545.

Item 6. [Reserved]
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
For the years ended June 30, 2026, 2025, and 2024, allocation of overhead from the Administrator to the Company was $660,156, $601,000, and $887,058 respectively, of which $617,656 was waived by the Administrator under the Expense Limitation Agreement during the year ended June 30, 2026 and $365,000 was waived by the Administrator during the year ended June 30, 2025.
The Administrator also waived $300,000 of past overhead fees during the year ended June 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any overhead fees during the year ended June 30, 2024.
During the years ended June 30, 2026, 2025, and 2024, $(42,500), $70,000, and $59,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of June 30, 2026 and June 30, 2025, $1,670,286 and $2,015,442, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the year ended June 30, 2026 and 2025. The officers do not receive any direct compensation from the Company.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser

Pursuant to the Sixth Amended and Restated ELA, our Adviser will be required to waive all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended September 30, 2025 through December 31, 2026, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00% (the "Annual Limit"). After December 31, 2026, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2026, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $2,824,396, $1,160,344, and $447,555 for the years ended June 30, 2026, 2025, and 2024, respectively.
As of June 30, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $154,057 from our Adviser. This amount includes all of the Company's Operating Expenses. As of June 30, 2025, there was no amount due from the Adviser.
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
During the years ended June 30, 2026, 2025, and 2024, the total base management fee incurred by the Adviser was $1,120,275, $1,228,769, and $447,554, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
As of June 30, 2026 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of June 30, 2026 or June 30, 2025. During the years ended June 30, 2026, 2025, and 2024, there were no incentive fees incurred.
Additional Information
Total base management fees, incentive fees and total expense and cost reimbursements and payments to the Adviser, the Administrator and any affiliate thereof for the fiscal year ended June 30, 2026 was equal to 0.0% of our NAV as of June 30, 2026 (after giving effect to the waivers and reimbursements under the ELA).
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
On March 23, 2018, an amendment to Section 61(a) of the 1940 Act was signed into law to permit BDCs to reduce the minimum "asset coverage" ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. In addition, for BDCs like the Company whose securities are not listed on a national securities exchange, the Company was also required to offer to repurchase its outstanding shares at the rate of 25% per quarter over four calendar quarters following the calendar quarter in which the approval date took place. Under the existing 200% minimum asset coverage ratio, the Company is permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, the Company will be permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the 1940 Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
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
Below is our annual asset coverage since June 30, 2022. As of June 30, 2026, our asset coverage ratio stood at 185% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2026	$43,618,284	$1,851	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors." See Note 2 to our consolidated financial statements for more information on how fair value of our investment portfolio is determined, and Note 8 to our consolidated financial statements for information about the inputs and assumptions used to measure fair value of our investment portfolio.
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of June 30, 2026 and June 30, 2025, with a significant portion of our investments classified as Level 3.
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
At June 30, 2026, $54,210,949, $10,093,624, and $8,839,982 of our total investments were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, compared to $52,562,069, $6,758,562, and $25,695,965 of our total investments which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2025.
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
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Part 1: Item 1A. Risk Factors - Risks Relating to Our Investments - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in this Annual Report.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2026, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in non-yielding equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The OZK Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the OZK Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.5%. The outstanding balance of the OZK Credit Facility is $43,618,284 as of June 30, 2026.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of June 30, 2026:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,066,285	$1,308,549	$757,736
Up 200 basis points	$1,377,523	$872,366	$505,157
Up 100 basis points	$688,762	$436,183	$252,579
Down 100 basis points	$(549,030)	$(436,183)	$(112,847)
Down 200 basis points	$(853,380)	$(872,366)	$18,986
Down 300 basis points	$(1,086,341)	$(1,308,549)	$222,208
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

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Prospect Floating Rate and Alternative Income Fund, Inc.

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company"), including the consolidated schedules of investments, as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements and financial highlights"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations, changes in net assets, cash flows, and the financial highlights for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of June 30, 2026 and 2025, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
September 28, 2026

We have served as the Company's auditor since 2023.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Assets	June 30, 2026	June 30, 2025

Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $79,242,395 and $88,404,806, respectively) (Notes 7 and 8)	$73,144,555	$85,016,596
Cash and cash equivalents	23,912,156	16,499,200
Deferred financing costs (Note 10)	747,722	530,441
Interest receivable	318,667	564,755
Due from Adviser (Note 4)	154,057	—
Prepaid expenses and other assets	68,738	133,985
Deferred offering costs	62,201	106,129
Receivable for repayments of portfolio investments	61,039	74,284
Total Assets	98,469,135	102,925,390

Liabilities
Senior Secured Revolving Credit Facility (Note 10)	—	45,500,000
OZK Credit Facility (Note 10)	43,618,284	—
Payable for open trades	14,989,550	14,988,042
Due to Administrator (Note 4)	1,670,286	2,015,442
Distributions payable	728,562	152,652
Accrued expenses	156,865	68,489
Accrued audit fees	80,000	133,750
Interest payable	112,371	29,810
Accrued legal fees	10,935	49,068
Due to Affiliates (Note 4)	319	—
Total Liabilities	61,367,172	62,937,253
Commitments and Contingencies (Note 9)
Net Assets	$37,101,963	$39,988,137

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 9,527,417 Class A and I shares as of June 30, 2026 and 8,895,933 Class A and Class I shares as of June 30, 2025, issued and outstanding, respectively) (Note 3)	$9,528	$8,897
Paid-in capital in excess of par (Note 3 and Note 6)	55,931,543	53,680,378
Distributions in excess of earnings (Note 6)	(18,839,108)	(13,701,138)
Net Assets	$37,101,963	$39,988,137

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (continued)

NET ASSET VALUE PER SHARE	June 30, 2026	June 30, 2025

Class A Shares:
Net assets	$37,093,253	$39,978,083
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,525,180	8,893,696
Net asset value per share	$3.89	$4.50

Class I Shares:
Net assets	$8,710	$10,054
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	2,237	2,237
Net asset value per share	$3.89	$4.50

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2026	2025	2024
Investment Income
Interest income from non-control/non-affiliate investments (excluding Paid-in-Kind ("PIK") interest income)	$7,947,642	$8,899,049	$2,867,072
PIK interest income from non-control/non-affiliate investments	179,984	498,497	153,085
Total Investment Income	8,127,626	9,397,546	3,020,157

Operating Expenses
Interest expense and credit facility expenses (Note 10)	2,897,739	3,745,639	1,243,672
Base management fees (Note 4)	1,120,275	1,228,769	447,554
Administrator Costs (Note 4)	617,656	671,000	946,720
Transfer agent’s fees and expenses	225,814	358,725	312,643
General and administrative	174,331	98,933	177,599
Audit and tax expense	296,093	375,750	208,624
Offering costs	135,667	521,345	82,489
Legal expense	133,603	188,284	90,036
Insurance expense	84,295	111,393	137,699
Valuation services	36,657	57,043	35,491
Total Operating Expenses	5,722,130	7,356,881	3,682,527
Expense limitation reimbursement (Note 4)	(2,824,396)	(1,160,344)	(447,555)
Waiver of Administrator Costs (Note 4)	(300,000)	(433,425)	—
Total Net Operating Expenses	2,597,734	5,763,112	3,234,972

Net Investment Income (Loss) before income taxes	5,529,892	3,634,434	(214,815)
Excise tax expense	(26,328)	—	—
Net Investment Income (Loss)	5,503,564	3,634,434	(214,815)

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(3,170,902)	(2,100,215)	(2,087,522)
Net realized losses	(3,170,902)	(2,100,215)	(2,087,522)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	(2,709,630)	(295,330)	9,960
Net change in unrealized gains/(losses)	(2,709,630)	(295,330)	9,960
Net Realized Losses and Net Change in Unrealized Losses on Investments	(5,880,532)	(2,395,545)	(2,077,562)
Extinguishment of debt	(495,849)	—	(66,844)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(872,817)	$1,238,889	$(2,359,221)

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock
For the Year Ended June 30, 2026	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2025(2)	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	5,503,564	5,503,564
Net realized gains (losses) on investments	—	—	—	—	(3,170,902)	(3,170,902)
Net realized losses on debt	—	—	—	—	(495,849)	(495,849)
Net change in unrealized gains (losses) on investments	—	—	—	—	(2,709,630)	(2,709,630)
Net increase (decrease) from operations	—	—	—	—	(872,817)	(872,817)
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(4,620,968)	(4,620,968)
Net increase (decrease) from distributions	—	—	—	—	(4,620,968)	(4,620,968)
Class I:
Distributions from earnings	—	—	—	—	(1,123)	(1,123)
Net increase (decrease) from distributions	—	—	—	—	(1,123)	(1,123)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	872,071	—	873	3,586,871	—	3,587,744
Repurchase of common shares	(240,587)	—	(242)	(978,768)	—	(979,010)
Net increase (decrease) from share transactions	631,484	—	631	2,608,103	—	2,608,734
Tax Reclassification of Net Assets (Note 6)	—	—	—	(356,938)	356,938	—
Balance as of June 30, 2026	9,525,180	2,237	$9,528	$55,931,543	$(18,839,108)	$37,101,963
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2026, there are no shares of Class S and Class D common stock outstanding.
(2) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the fiscal year ended June 30, 2025. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (continued)

	Common Stock
For the Year Ended June 30, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2024(2)	6,661,373	$—	$6,662	$43,901,672	$(12,644,774)	$31,263,560
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	3,634,434	3,634,434
Net realized gains (losses) on investments	—	—	—	—	(2,100,215)	(2,100,215)
Net change in unrealized gains (losses) on investments	—	—	—	—	(295,330)	(295,330)
Net increase (decrease) from operations	—	—	—	—	1,238,889	1,238,889
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(2,650,001)	(2,650,001)
Return of capital distributions	—	—	—	(535,824)	—	(535,824)
Net increase (decrease) from distributions	—	—	—	(535,824)	(2,650,001)	(3,185,825)
Class I:
Distributions from earnings	—	—	—	—	(560)	(560)
Return of capital distributions	—	—	—	(31)	—	(31)
Net increase (decrease) from distributions	—	—	—	(31)	(560)	(591)
Capital Transactions
Class A:
Shares issued	2,096,436	—	2,096	9,997,904	—	10,000,000
Shares issued through reinvestment of distributions	592,745	—	593	2,741,699	—	2,742,292
Repurchase of common shares	(456,858)	—	(456)	(2,080,132)	—	(2,080,588)
Net increase (decrease) from share transactions	2,232,323	—	2,233	10,659,471	—	10,661,704
Class I:
Shares issued	—	2,237	2	10,398	—	10,400
Net increase (decrease) from share transactions	—	2,237	2	10,398	—	10,400
Tax Reclassification of Net Assets (Note 6)	—	—	—	(355,308)	355,308	—
Balance as of June 30, 2025	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2025, there are no shares of Class S or Class D common stock outstanding.
(2) Certain reclassifications have been made in the presentation of prior year amounts to conform to the presentation for the fiscal year ended June 30, 2024. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.

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
(1) Certain reclassifications have been made in the presentation of prior year amounts to conform to the presentation for the current fiscal year. See Note 2 and 6 within the accompanying notes to the consolidated financial statements for further discussion.
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2026	2025	2024
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$(872,817)	$1,238,889	$(2,359,221)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments and sales of portfolio investments	22,951,477	20,414,660	7,966,315
Purchases of investments	(16,772,387)	(48,155,370)	(48,266,763)
Net change in unrealized (gains)/losses on investments	2,709,630	295,330	(9,960)
Net realized losses on investments	3,170,902	2,100,215	2,087,522
Net realized losses on extinguishment of debt	495,849	—	66,844
Net Reductions to Subordinated Structured Notes and related investment cost	244,758	699,953	752,365
Amortization of deferred financing costs	245,973	399,072	439,387
Amortization of premiums (accretion of purchase discounts) on investments, net	(251,547)	(417,680)	83,879
Payment-in-kind interest	(179,984)	(498,497)	(153,085)
Amortization of offering costs	135,667	521,344	82,489
Settlement of Treasury Bills	(811)	(199)	(98)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	—	—	1,361,436
Due from Adviser (Note 4)	(154,057)	—	—
Receivable for repayments of portfolio investments	13,245	(69,143)	2,413
Prepaid expenses and other assets	65,247	(34,407)	63,498
Interest receivable	246,088	(199,717)	(195,343)
Increase (Decrease) in operating liabilities
Due to Administrator (Note 4)	(345,156)	248,500	898,308
Accrued legal fees	(129,871)	(344,473)	(385,381)
Accrued expenses	88,376	(48,653)	46,600
Interest payable	82,561	(120,606)	78,422
Accrued audit fees	(53,750)	3,750	(39,400)
Payable for open trades	1,508	(77,877)	10,067,981
Due to Affiliates	319	—	—
Net cash provided by/(used in) operating activities	11,691,220	(24,044,909)	(27,411,792)
Cash flows from financing activities:
Gross proceeds from shares sold	—	10,010,400	20,000,000
Distributions paid to stockholders	(458,433)	(472,923)	(538,291)
Repurchase of common stock	(979,010)	(2,080,588)	(449,532)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	3,400,000	46,100,000	44,000,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	(48,900,000)	(28,400,000)	(16,200,000)
Borrowings under OZK Credit Facility (Note 10)	62,675,000	—	—
Repayments under OZK Credit Facility (Note 10)	(19,056,716)	—	—
Repayments under Credit Facility (Note 10)	—	—	(8,600,000)
Financing costs paid and deferred	(959,105)	(19,201)	(1,186,520)
Net cash provided by/(used in) financing activities	(4,278,264)	25,137,688	37,025,657
Net increase (decrease) in Cash and Cash Equivalents	7,412,956	1,092,779	9,613,865
Cash and Cash Equivalents at beginning of period	16,499,200	15,406,421	5,792,556
Cash and Cash Equivalents at end of period	$23,912,156	$16,499,200	$15,406,421
Supplemental disclosures:
Cash paid for interest	$2,475,132	$3,467,173	$725,862
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$3,587,744	2,742,292	805,260
Unpaid deferred offering costs (Note 5)	—	—	(540,145)
Beginning of the period
Cash and cash equivalents	$16,499,200	$15,406,421	$5,730,723
Restricted cash	—	—	61,833
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Cash and cash equivalents at beginning of period	$16,499,200	$15,406,421	$5,792,556

End of the period
Cash and cash equivalents	$23,912,156	$16,499,200	$15,406,421
Cash and cash equivalents at end of period	$23,912,156	$16,499,200	$15,406,421
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026

									June 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Abacus Dermatology Management, LLC(h)(m)(n)	Services: Business	6/30/2026	11.73%	3M SOFR	8.00%		3.50%	6/26/2031		$2,970,000	$2,970,000	$2,970,000	8.00%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)	Telecommunications	6/28/2024	11.49%	3M SOFR	7.50%	11.49%	1.00%	9/30/2026		94,058	94,058	94,058	0.25%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)		12/23/2024	13.94%	3M SOFR	10.00%		1.00%	9/30/2026		95,193	95,193	95,193	0.26%
BCPE North Star US Holdco 2, Inc.(f)(i)(j)	Beverage, Food & Tobacco	2/2/2022	7.76%	3M SOFR	4.00%		0.75%	6/12/2028		2,978,134	2,900,479	2,992,727	8.07%
Burgess Point Purchaser Corporation(f)(i)	Automotive	7/26/2024	9.01%	1M SOFR	5.35%		0.50%	7/25/2029		2,939,086	2,809,557	2,712,777	7.31%
Discovery Point Retreat, LLC(f)(h)	Healthcare & Pharmaceuticals	6/14/2024	11.74%	3M SOFR	7.75%		3.25%	6/14/2029		3,880,000	3,880,000	3,880,000	10.46%
Discovery Point Retreat - Delayed Draw Term Loan(h)(m)		5/27/2026	12.00%			5.00%		6/14/2029		7,500	7,500	7,500	0.02%
DRI Holding Inc.(f)(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.06%	1M SOFR	5.25%		0.50%	12/21/2028		2,390,996	2,324,162	2,390,996	6.44%
Druid City Infusion, LLC - First Lien Term Loan(f)(h)(j)	Healthcare & Pharmaceuticals	9/30/2024	11.23%	3M SOFR	7.50%		3.00%	10/4/2029		4,553,728	4,553,728	4,553,728	12.27%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(f)(h)(m)		9/30/2024	8.00%			2.00%	—%	10/4/2033		51,791	51,791	102,194	0.28%
Emerge Intermediate, Inc.(h)(j)	Healthcare & Pharmaceuticals	2/26/2024	9.92%	3M SOFR	6.25%		1.00%	8/31/2027		5,238,447	5,238,447	5,186,062	13.98%
Eyefive, LLC (d/b/a Shipoffers)	Wholesale	6/26/2026	11.23%	3M SOFR	7.50%		2.50%	6/26/2031		3,000,000	2,599,269	2,599,200	7.01%
First Brands Group - First Lien DIP Term Loan A (g)(i)(o)(q)	Automotive	10/2/2025	13.61%	1M SOFR	10.00%	13.61%	1.00%	6/29/2026		1,199,752	1,068,687	205,638	0.55%
First Brands Group - First Lien DIP Term Loan B (g)(i)(o)(q)		11/10/2025	10.61%	1M SOFR	7.00%	10.61%	1.00%	6/29/2026		3,456,923	3,241,856	10,716	0.03%
First Brands Group - First Lien Term Loan (g)(i)(o)(q)		2/8/2024	10.73%	1M SOFR	7.11%	10.73%	1.00%	3/30/2027		2,154,227	1,967,705	3,447	0.01%
		3/8/2024	10.73%	1M SOFR	7.11%	10.73%	1.00%	3/30/2027		857,603	660,920	1,372	—%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)	Telecommunications	8/6/2024	11.14%	1M SOFR	7.50%		3.00%	8/6/2029		4,867,955	4,794,898	4,867,955	13.12%
Healthcare Venture Partners, LLC(f)(h)	Healthcare & Pharmaceuticals	8/29/2025	11.73%	3M SOFR	8.00%		3.50%	8/29/2030		3,856,500	3,856,500	3,856,500	10.39%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(f)(h)	Transportation: Cargo	12/3/2024	9.23%	3M SOFR	5.50%		0.75%	12/30/2028		2,936,363	2,894,830	2,936,363	7.91%
iQOR Holdings, Inc.(f)(h)	Services: Consumer	6/11/2024	11.49%	3M SOFR	7.50%		2.50%	6/11/2029		4,445,447	4,445,447	4,445,447	11.98%
New WPCC Parent, LLC(f)(h)(j)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.14%	3M SOFR	9.50%		2.00%	5/9/2030		2,046,155	1,962,492	2,046,155	5.51%
Recovery Solutions Parent, LLC(f)(h)(t)	Healthcare & Pharmaceuticals	1/27/2025	11.23%	3M SOFR	7.50%		2.00%	1/27/2030		674,851	424,471	674,851	1.82%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(f)(h)(j)(n)	Services: Business	7/15/2024	8.90%	3M SOFR	5.00%		1.00%	7/15/2028		1,440,316	1,432,508	1,418,712	3.82%
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)(n)		7/15/2024	9.40%	3M SOFR	5.50%		1.00%	10/15/2028		1,277,114	1,277,114	1,148,636	3.10%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (continued)

									June 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
S&S Holdings LLC(f)(i)	Wholesale	7/16/2024	8.75%	3M SOFR	5.00%		0.50%	3/11/2028		$2,937,984	$2,922,624	$2,913,305	7.85%
Safety Solutions Financing, LLC(f)(h)(j)	Construction & Building	5/1/2026	10.49%	3M SOFR	6.50%		3.00%	5/1/2031		$2,992,500	$2,992,500	$2,992,500	8.07%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(f)(h)(s)	Consumer Goods: Non-Durable	1/23/2025	10.99%	3M SOFR	7.00%		3.00%	1/23/2030		4,678,750	4,678,750	4,678,750	12.61%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(f)(h)(m)(s)			11.00%			2.00%	—%	1/23/2030		205,891	205,891	384,604	1.04%
Verify Diagnostics, LLC(f)(h)(u)	Healthcare & Pharmaceuticals	5/15/2025	13.96%	3M SOFR	10.28%		3.50%	5/15/2030		2,449,957	2,449,957	2,449,957	6.60%
WatchGuard Technologies, Inc.(f)(h)(j)	High Tech Industries	2/8/2024	8.89%	1M SOFR	5.25%		0.75%	6/30/2029		3,403,710	3,361,012	3,403,710	9.17%
Total Senior Secured Loans-First Lien											$72,162,346	$66,023,053	177.93%
Senior Secured Loans-Second Lien(k)
QC Holdings, LLC(a)(f)(h)(m)(w)	Finance	6/30/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		$2,666,548	$2,666,548	$2,666,548	7.19%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(a)(h)(j)(m)(w)(y)	Finance	9/29/2025	23.50%	3M SOFR	18.50%		5.00%	6/30/2030		62,378	62,378	62,378	0.17%
Total Senior Secured Loans-Second Lien											$2,728,926	$2,728,926	7.36%
Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	—%	Residual Interest/Current Yield				7/18/2029		$250,000	$1,372	$1,475	—%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017	—%	Residual Interest/Current Yield				1/22/2030		500,000	—	—	—%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	—%	Residual Interest/Current Yield				7/24/2030		246,767	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	—%	Residual Interest/Current Yield				4/22/2030		250,000	—	7,200	0.02%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019	—%	Residual Interest/Current Yield				7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	Residual Interest/Current Yield				2/14/2031		387,538	—	—	—%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	—%	Residual Interest/Current Yield				3/17/2030		475,000	—	—	—%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				7/20/2030		250,000	—	—	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				4/15/2031		500,000	—	—	—%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020	—%	Residual Interest/Current Yield				10/21/2030		250,000	807	800	—%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017	—%	Residual Interest/Current Yield				4/30/2027		275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	—%	Residual Interest/Current Yield				10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/21/2031		250,000	—	—	—%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017	—%	Residual Interest/Current Yield				7/22/2030		325,000	—	—	—%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	—%	Residual Interest/Current Yield				10/15/2031		250,000	—	—	—%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	—%	Residual Interest/Current Yield				10/15/2030		278,312	18,538	14,054	0.04%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	—%	Residual Interest/Current Yield				1/21/2031		250,000	22,247	16,800	0.05%
Total Structured Subordinated Notes											$42,964	$40,329	0.11%

Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		$472,357	$907,000	2.44%
Eyefive, LLC (d/b/a Shipoffers - Warrants of EF Holdco, LLC)	Wholesale	6/26/2026							7		400,731	402,658	1.09%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (continued)

									June 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		$198,026	$—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	60,246	0.16%
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	363,073	0.98%
QC Holdings Topco, LLC(a)	Finance	6/30/2025							1,000		100,000	171,850	0.46%
Recovery Solutions Parent, LLC, Membership Interest (t)	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,489,276	4.01%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	—	—%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023							2,500		997,560	—	—%
Total Common Equity/Other											$3,680,593	$3,394,103	9.15%

Preferred Stock(h)(k)
Discovery MSO HoldCo LLC(g)(m)(p)	Healthcare & Pharmaceuticals	6/14/2024				12.00%			56		$50,000	$78,656	0.21%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC(g)	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	126,000	0.34%
New WPCC PARENT, LLC (Series A Preferred Stock)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025				13.00%			17,452		220,371	262,828	0.71%
Safety Solutions Financing, LLC (Series A Preferred Units of BFC-SDR, LLC)	Construction & Building	5/1/2026				8.00%			57,143		100,000	100,000	0.27%
Safety Solutions Financing, LLC (Series B Preferred Units of BFC-SDR, LLC)(m)		5/1/2026				8.00%			1		1,315	1,303	—%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8.00%		2/28/2030	50		55,880	151,357	0.41%
Verify Diagnostic Holdings LLC(g)	Healthcare & Pharmaceuticals	5/14/2025				12.00%			100,000		100,000	238,000	0.64%
Total Preferred Stock											$627,566	$958,144	2.58%

Total Portfolio Investments											$79,242,395	$73,144,555	197.14%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of June 30, 2026, 7% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at June 30, 2026. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of June 30, 2026, the one-and-three month SOFR rates were 3.65% and 3.73%, respectively.
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
(f) Security, or a portion thereof, is held by Prospect Flexible Funding, LLC (“PFF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the OZK Credit Facility and such security is not available as collateral to our general creditors (see
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (continued)
Note 10). The fair value of the investments used as collateral by the Company for the OZK Credit Facility at June 30, 2026 was $61,214,804, representing 84% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Aventiv Technologies, LLC	Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge	1/2/2025	$12,629
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	4,048,942
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Druid City Infusion, LLC - First Lien Term Loan	Senior Secured Loans-First Lien	3/6/2026	636,364
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
New WPCC Parent, LLC	Senior Secured Loans-First Lien	9/13/2025, 1/15/2026, 5/29/2026	1,652,781
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
QC Holdings TopCo, LLC - Delayed Draw Term Loan	Senior Secured Loans-Second Lien	1/5/2026, 4/1/2026, 6/26/2026	171,539
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of June 30, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan	11.49%	—%	11.49%	(A)
Discovery Point Retreat - Delayed Draw Term Loan(h)(m)	—%	—%	5.00%	(D)
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
Emerge Intermediate, Inc. - First Lien Term Loan	4.00%	—%	4.00%	(B)
New WPCC Parent, LLC. - Series A Preferred Stock	13.00%	—%	13.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(C)
QC Holdings TopCo, LLC - Delayed Draw Term Loan	—%	14.00%	14.00%	(C)
Safety Solutions Financing, LLC (Series B Preferred Units of BFC-SDR, LLC)	8.00%	—%	8.00%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
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
(D) The first interest payment for the Delayed Draw Term Loan funded June 25, 2026 is on July 31, 2026.

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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (continued)
(o)    Investment on non-accrual status as of the reporting date (See Note 2).
(p)    Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, and Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.
(q)     First Brands Group was progressing towards an exit from bankruptcy via a liquidating Chapter 11 plan in July but given case complexities, the lenders executed a Forbearance Agreement (approved by the Bankruptcy Court via Stipulation and Agreed order entered July 29, 2026) instead of maturity extension, which has been extended through October 5, 2026. In August, a US Bankruptcy Court rejected the Company’s Chapter 11 Plan and converted the case to Chapter 7 Liquidation.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2026:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$22,756,947	$—	$—	$3,464,833	$26,221,780	71%
Wholesale	5,512,505	—	—	402,658	5,915,163	16%
Services: Business	5,537,348	—	—	—	5,537,348	15%
Consumer Goods: Non-Durable	5,063,354	—	—	151,357	5,214,711	14%
Telecommunications	5,057,206	—	—	—	5,057,206	14%
Services: Consumer	4,445,447	—	—	60,246	4,505,693	12%
High Tech Industries	3,403,710	—	—	—	3,403,710	9%
Construction & Building	2,992,500	—	—	101,303	3,093,803	8%
Beverage, Food & Tobacco	2,992,727	—	—	—	2,992,727	8%
Transportation: Cargo	2,936,363		—	—	2,936,363	8%
Automotive	2,933,950	—	—	—	2,933,950	8%
FIRE: Finance		2,728,926	—	171,850	2,900,776	8%
Media: Advertising, Printing & Publishing	2,390,996	—	—	—	2,390,996	6%
Structured Finance (A)		—	40,329	—	40,329	—%
Total Portfolio	$66,023,053	$2,728,926	$40,329	$4,352,247	$73,144,555	197%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of June 30, 2026:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$22,424,886	$—	$—	$2,122,385	$24,547,271
Automotive	9,748,725	—	—	—	9,748,725
Services: Business	5,679,622	—	—	282,262	5,961,884
Consumer Goods: Non-Durable	4,884,641	—	—	1,053,440	5,938,081
Wholesale	5,521,893	—	—	400,731	5,922,624
Telecommunications	4,984,149	—	—	—	4,984,149
Services: Consumer	4,445,447	—	—	50,000	4,495,447
High Tech Industries	3,361,012	—	—	—	3,361,012
Construction & Building	2,992,500	—	—	101,315	3,093,815
Beverage, Food & Tobacco	2,900,479	—	—	—	2,900,479
Transportation: Cargo	2,894,830		—	—	2,894,830
FIRE: Finance		2,728,926	—	100,000	2,828,926
Media: Advertising, Printing & Publishing	2,324,162	—	—	—	2,324,162
Retail				198,026	198,026
Structured Finance (A)	—	—	42,964	—	42,964
Total Portfolio	$72,162,346	$2,728,926	$42,964	$4,308,159	$79,242,395

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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (continued)
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
(w) As of June 30, 2026, an affiliated fund of our Advisor owns 95.40% of the equity in QC Holdings TopCo, LLC and is considered a controlling beneficial interest per the 1940 Act.
(x)    As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the year ended June 30, 2026.

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at June 30, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(y)    On September 29, 2025, PFLOAT committed to a $187,133 second-lien delayed draw term loan, of which $113,527 is drawn as of March 31, 2026.
(z)    Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-In Rate and PIK Rate represents the cash rate as of June 30, 2026.

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
Cash and Cash Equivalents. All cash balances are maintained with high credit quality financial institutions. Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. Cash and cash equivalents are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of June 30, 2026 and June 30, 2025, cash equivalents were $14,989,550 and $14,988,042, respectively. Our cash equivalents as of June 30, 2026 consisted of U.S. treasury bills with maturity dates of July 7, 2026 and July 9, 2026, respectively. Our cash equivalents as of June 30, 2025 consisted of a U.S. treasury bill with a maturity date of July 8, 2025. The Company had no restricted cash as of June 30, 2026 and June 30, 2025.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of June 30, 2026 we had two assets going through bankruptcy. As of June 30, 2025 we had one asset going through foreclosure.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2026 and June 30, 2025, our qualifying assets as a percentage of total assets stood at 92.90% and 96.04%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2026 and June 30, 2025, the cost basis of our loans on non-accrual status amounted to $6,939,168 and $719,993 respectively. As of June 30, 2026, approximately 0.22% of our total assets at fair value were on non-accrual status. As of June 30, 2025, approximately 0.01% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the years ended June 30, 2026, 2025, and 2024, PIK interest included in interest income totaled $179,984, $498,497, and $153,085, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of June 30, 2026, the Company expects to have no material excise tax due for the 2026 calendar year. For the year ended June 30, 2026, the Company has accrued $(26,328) of excise tax from the 2025 calendar year.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2026, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the taxable years ended December 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of June 30, 2026, and June 30, 2025, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of June 30, 2026, and June 30, 2025, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
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

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the years ended June 30, 2026, 2025, and 2024. There were no shares transactions with Class I Common stock for the year ended June 30, 2026.

	Year Ended June 30, 2026
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued through reinvestment of distributions	872,071	$3,587,744
Repurchase of common stock	(240,587)	(979,010)
Net increase/(decrease) from capital transactions	631,484	$2,608,734

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 30, 2025
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	2,096,436	$10,000,000	2,237	$10,400
Shares issued through reinvestment of distributions	592,745	2,742,292	—	—
Repurchase of common stock	(456,858)	(2,080,588)	—	—
Net increase/(decrease) from capital transactions	2,232,323	$10,661,704	2,237	$10,400

	Year Ended June 30, 2024
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued	4,179,952	$20,000,000
Shares issued through reinvestment of distributions	158,015	$805,260
Repurchase of common stock	(86,046)	$(449,532)
Net increase/(decrease) from capital transactions	4,251,921	$20,355,728
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Year ended June 30, 2026
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
December 31, 2025	November 18, 2025	52,522	—	100%	$4.11	215,865
March 31, 2026	February 12, 2026	64,694	—	100%	$3.78	244,546
June 30, 2026	May 11, 2026	57,531	—	100%	$3.83	220,343
Total for the year ended June 30, 2026		240,587	—			$979,010

Year ended June 30, 2025
September 30, 2024	September 23, 2024	47,845	—	15%	$4.67	$223,438
December 31, 2024	November 25, 2024	102,793	—	45%	$4.56	468,729
March 31, 2025	February 21, 2025	151,171	—	100%	$4.61	696,902
June 30, 2025	May 20, 2025	155,049	—	100%	$4.46	691,519
Total for the year ended June 30, 2025		456,858	—			$2,080,588

Year ended June 30, 2024
September 30, 2023	July 31, 2023	19,963	—	7%	$6.09	$121,569
December 31, 2023	November 9, 2023	21,112	—	7%	$5.37	113,371
March 31, 2024	February 26, 2024	23,273	—	8%	$4.82	112,179
June 30, 2024	May 14, 2024	21,698	—	8%	$4.72	102,413
Total for the year ended June 30, 2024		86,046	—			$449,532

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
For the years ended June 30, 2026, 2025, and 2024, allocation of overhead from the Administrator to the Company was $660,156, $601,000, and $887,058, respectively, of which $660,156 was waived by the Administrator under the Expense Limitation Agreement during the year ended June 30, 2026 and $365,000 was waived by the Administrator during the year ended June 30, 2025. No amounts were waived by the Administrator under the Expense Limitation Agreement during the year ended June 30, 2024.
The Administrator also waived $300,000 of past overhead fees during the year ended June 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The sum of the $365,000 waived by the Administrator described above and the $68,425 portion of the base management fee waiver described below under "Base Management Fee" equals $433,425, representing the total amount presented as "Waiver of Administrator Costs" in the Consolidated Statement of Operations for the year ended June 30, 2025. The Administrator did not waive any past overhead fees during the year ended June 30, 2024.
During the years ended June 30, 2026, 2025, and 2024, $(42,500), $70,000, and $59,000, respectively, of US Bank, BNY and SMBC fees are being included within the Administrator costs incurred by the Company.
As of June 30, 2026 and June 30, 2025, $1,670,286 and $2,015,442, respectively, was payable to the Administrator, US Bank and, as of June 30, 2025 only, SMBC by the Company.
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
During the years ended June 30, 2026, 2025, and 2024, the total base management fee incurred by the Adviser was $1,120,275, $1,228,769, and $447,554, respectively, which was waived by the Adviser under the Expense Limitation Agreement. Of the amount waived during the year ended June 30, 2025, $68,425 is presented within is included in "Waiver of Administrator Costs" in the Consolidated Statement of Operations.
As of June 30, 2026 and June 30, 2025, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the years ended June 30, 2026, 2025, and 2024. The officers do not receive any direct compensation from the Company.
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
For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $2,824,396, $1,160,344, and $447,555 for the years ended June 30, 2026, 2025, and 2024, respectively.
As of June 30, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $154,057 from our Adviser. This amount includes the portion of the Company's Operating Expenses subject to reimbursement under the ELA. As of June 30, 2025, there was no amount due from the Adviser.
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

Period Ended	ELA Reimbursement waived by the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Amounts	Annual Limit	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
June 30, 2023	99,018	—	99,018	8.00%	2.79%	6.97%	June 30, 2026
September 30, 2023	83,359	—	83,359	8.00%	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	8.00%	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	8.00%	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	8.00%	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	8.00%	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	4.00%	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	4.00%	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	4.00%	2.03%	4.97%	June 30, 2028
September 30, 2025	763,365	—	763,365	0.00%	1.98%	10.87%	September 30, 2028
December 31, 2025	724,061	—	724,061	0.00%	2.01%	10.89%	December 31, 2028
March 31, 2026	737,584	—	737,584	0.00%	2.11%	24.73%	March 31, 2029
June 30, 2026	599,385	—	599,385	0.00%	1.65%	25.60%	June 30, 2029
Total	$4,531,311		$4,531,311
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended June 30, 2026 and 2025:

	Distributions
For the Year Ended June 30, 2026	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	0.04285	382,143	0.04285	96
September 26, 2025	0.03452	310,410	0.03452	77
October 31, 2025	0.04315	390,644	0.04315	95
November 28, 2025	0.03176	288,276	0.03176	71
December 26, 2025	0.03176	290,255	0.03176	73
January 30, 2026	0.03970	365,316	0.03970	89
February 27, 2026	0.02916	268,739	0.02916	65
March 27, 2026 (a)	0.07226	670,518	0.07226	162
April 24, 2026	0.02916	275,186	0.02916	65
May 29, 2026	0.03655	345,193	0.03655	82
June 26, 2026	0.07647	728,391	0.07647	171
Total for the Year Ended June 30, 2026		$4,620,968		$1,123

(a) The March 27, 2026 distribution includes a bonus distribution of $0.04310 per share.
(b) The June 26, 2026 distribution includes a bonus distribution of $0.04723 per share.

	Distributions
For the Year Ended June 30, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 26, 2024	$0.02724	$239,396	$—	$—
August 30, 2024	0.03650	322,325	—	—
September 27, 2024	0.03048	269,443	—	—
October 25, 2024	0.03048	270,932	0.03048	68
December 2, 2024	0.03780	333,979	0.03780	84
December 27, 2024	0.03024	269,075	0.03024	68
January 31, 2025	0.03780	338,255	0.03780	84
February 28, 2025	0.02992	265,119	0.02992	67
March 28, 2025	0.02992	266,613	0.02992	67
April 25, 2025	0.02992	268,116	0.02992	67
May 30, 2025	0.02145	189,958	0.02145	48
June 27, 2025	0.01716	152,614	0.01716	38
Total for the Year Ended June 30, 2025		$3,185,825		$591
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
During the years ended June 30, 2026, 2025 and 2024, the Company's officers and directors did not purchase any shares of our stock. During the year ended June 30, 2025, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The Company's cost basis of investments as of June 30, 2026 for tax purposes was $79,605,407, resulting in an estimated net unrealized loss of $6,460,852. The gross unrealized gains and losses as of June 30, 2026 were $2,717,801 and $9,178,653, respectively. The Company's cost basis of investments as of June 30, 2025 for tax purposes was $88,771,185, resulting in an estimated net unrealized loss of $3,754,589. The gross unrealized gains and losses as of June 30, 2025 were $1,675,136 and $5,429,725, respectively.
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

	Taxable Year Ended December 31, 2025	Taxable Year Ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$(3,814,243)	$102,228
Net realized (gains) losses on investments	2,880,695	3,366,992
Net change in unrealized (gains) losses on investments	5,307,259	(1,783,495)
Other temporary book-to-tax differences	(55,765)	(33,001)
Permanent differences	356,938	355,308
Taxable income (loss) before deductions for distributions	$4,674,884	$2,008,032

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capital losses in excess of capital gains earned in a taxable year may generally be carried forward and used to offset capital gains, subject to certain limitations. For the taxable year ended December 31, 2025 and December 31, 2024, we had capital loss carryforwards of $9,374,501 and $7,727,035, respectively, available for use in later taxable years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
As of our most recent taxable year ended December 31, 2025, we had undistributed ordinary income in excess of cumulative distributions, capital gain in excess of cumulative distributions, and capital loss carryforwards as follows:

Tax Year Ended December 31, 2025
Undistributed ordinary income	$1,187,477
Undistributed long-term capital gains	$—
Capital loss carryforwards	$(9,374,501)
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
NOTE 7 - INVESTMENTS
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $17,154,383 and $49,036,002 during the years ended June 30, 2026 and 2025, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $3,408,404 and $5,279,071 during the years ended June 30, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $22,951,477 and $20,414,660 were received during the years ended June 30, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $26,359,881 and $26,402,278 were received during the years ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and June 30, 2025, 93% and 91%, respectively, of the Company's portfolio was invested in floating rate investments based on fair value, totaling $68,257,682 and $77,277,488, respectively. As of June 30, 2026 and June 30, 2025, 94% and 90% respectively, of the Company's portfolio was invested in floating rate investments based on amortized cost, totaling $74,626,090 and $79,308,649, respectively.
For the years ended June 30, 2026, 2025 and 2024, there were $202,013, 382,135 and 328,250, respectively, of structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the years ended June 30, 2026, 2025 and 2024, there were accelerated original issue discounts due to repayments of 57,976, $295,824 and $0, respectively, included in interest income.
For the years ended June 30, 2026, 2025, and 2024, there was no early repayment income included in interest income.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and June 30, 2025:

	June 30, 2026
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$72,162,346	$66,023,053	90%
Senior Secured Loans-Second Lien	2,728,926	2,728,926	4%
Structured Subordinated Notes	42,964	40,329	—%
Common Equity/Other	3,680,593	3,394,103	5%
Preferred Equity	627,566	958,144	1%
Total Portfolio Investments	$79,242,395	$73,144,555	100%

	June 30, 2025
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$79,543,576	$77,495,655	91%
Senior Secured Loans-Second Lien	4,339,325	4,249,570	5%
Structured Subordinated Notes	864,921	709,261	1%
Common Equity/Other	3,279,862	2,061,100	2%
Preferred Equity	377,122	501,010	1%
Total Portfolio Investments	$88,404,806	$85,016,596	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$26,221,780	36%
Wholesale	5,915,163	8%
Services: Business	5,537,348	8%
Consumer Goods: Non-Durable	5,214,711	7%
Telecommunications	5,057,206	7%
Services: Consumer	4,505,693	6%
High Tech Industries	3,403,710	5%
Construction & Building	3,093,803	4%
Beverage, Food & Tobacco	2,992,727	5%
Transportation: Cargo	2,936,363	4%
Automotive	2,933,950	4%
FIRE: Finance	2,900,776	4%
Media: Advertising, Printing & Publishing	2,390,996	3%
Structured Finance (1)	40,329	—%
Total	$73,144,555	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

	June 30, 2025
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$22,902,129	27%
Automotive	8,145,766	10%
Telecommunications	7,355,550	9%
Consumer Goods: Non-Durable	5,069,461	6%
Beverage, Food & Tobacco	4,954,278	6%
High Tech Industries	4,915,366	6%
Services: Consumer	4,655,664	5%
Transportation: Cargo	4,466,250	5%
Consumer Goods: Durable	4,296,202	5%
Services: Business	4,184,835	5%
Media: Advertising, Printing & Publishing	3,413,576	4%
Wholesale	2,916,144	3%
Banking	2,682,544	3%
Finance	2,600,000	3%
Media: Diversified and Production	1,749,570	2%
Structured Finance(1)	709,261	1%
Total	$85,016,596	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2026 and June 30, 2025, respectively:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,839,982	$57,183,071	$66,023,053
Senior Secured Loans-Second Lien	—	—	2,728,926	2,728,926
Structured Subordinated Notes	—	—	40,329	40,329
Common Equity/Other	—	—	3,394,103	3,394,103
Preferred Equity	—	—	958,144	958,144
Total Portfolio Investments	$—	$8,839,982	$64,304,573	$73,144,555

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$21,263,851	$56,231,804	$77,495,655
Senior Secured Loans-Second Lien	—	1,749,570	2,500,000	4,249,570
Structured Subordinated Notes	—	—	709,261	709,261
Common Equity/Other	—	—	2,061,100	2,061,100
Preferred Equity	—	—	501,010	501,010
Total Portfolio Investments	$—	$23,013,421	$62,003,175	$85,016,596

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
Changes in Valuation Techniques
During the year ended June 30, 2026, the valuation methodology for Druid City Infusion, LLC (“Druid City”) for the Convertible First Lien Term Loan changed from a combination of the yield analysis, Black-Scholes Option Pricing Method, and enterprise value waterfall, to solely the enterprise value waterfall, given Druid City’s continued performance in excess of underwriting expectations, which resulted in comparable valuation outcomes across methodologies and a valuation increasingly driven by expected recovery rather than optionality. The fair value of our investment in the Convertible First Lien Term Loan increased to $102,194 as of June 30, 2026, a premium of $50,403 from its amortized cost, compared to the $30,177 unrealized premium recorded at June 30, 2025.
During the year ended June 30, 2026, the valuation methodology for WatchGuard Technologies, Inc. for the First Lien Term Loan changed from the a combination of the yield analysis and market quotes to solely the yield analysis, given market quotes were less active in the current period. As a result, the fair value of our investment decreased to $3,403,710, as of June 30, 2026, a premium of $42,698 to its amortized cost, compared to the $47,383 unrealized premium recorded at June 30, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of June 30, 2026 and June 30, 2025:

	June 30, 2026
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$24,547,271	$26,221,780	36%
All Other Industries	54,695,124	46,922,775	64%
Total	$79,242,395	$73,144,555	100%

	June 30, 2025
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$22,729,225	$22,902,129	27%
All Other Industries	65,675,581	62,114,467	73%
Total	$88,404,806	$85,016,596	100%
As of June 30, 2026, investments in Alabama and California comprised 10.4% and 10.4%, respectively, of our investments at fair value, with a cost of $7,575,519 and $7,264,683 and a fair value of $7,625,922 and $7,605,707, respectively.
As of June 30, 2025, investments in California and New Jersey comprised 12.0% and 10.8%, respectively, of our investments at fair value, with a cost of $10,111,172 and $10,269,586, respectively, and a fair value of $10,232,607 and $9,158,337, respectively.
The following is a reconciliation for the years ended June 30, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2025	$56,231,804	$2,500,000	$709,261	$501,010	$2,061,100	$62,003,175
Net realized gains (losses) on investments	(576,639)	—	(502,949)	—	—	(1,079,588)
Net change in unrealized gains (losses) on investments	1,122,811	—	153,028	206,689	932,271	2,414,799
Net realized and unrealized gains (losses) on investments	546,172	—	(349,921)	206,689	932,271	1,335,211
Purchases of investments	14,865,914	228,926	—	200,000	400,731	15,695,571
Payment-in-kind interest	118,706	—	—	50,445	—	169,151
Accretion (amortization) of purchase discount and premium, net	202,117	—	—	—	—	202,117
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(244,758)	—	—	(244,758)
Repayments and sales of portfolio investments	(12,099,097)	—	(74,253)	—	—	(12,173,350)
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	(2,682,544)	—	—	—	—	(2,682,544)
Fair Value at June 30, 2026	$57,183,072	$2,728,926	$40,329	$958,144	$3,394,102	$64,304,573

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$486,434	$—	$106,153	$206,689	$932,271	$1,731,547

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the year ended June 30, 2026, one of our first lien loans transferred out of Level 3 to Level 2 due to an increase in the level of market activity during the period.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2026:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$53,786,016	Discounted Cash Flow (Yield Analysis)	Market yield	8.41%	to	17.92%		11.72%
Senior Secured First Lien Debt	2,823,200	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	9.25x		7.20x
Senior Secured First Lien Debt	384,604	Discounted Cash Flow (Yield Analysis)	Market yield	13.14%	to	13.14%		13.14%
		Option Pricing Model	Expected Volatility	50.00%	to	60.00%		60.00%
Senior Secured First Lien Debt	189,251	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.25x	to	8.00x		6.63x
		Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	11.25%	to	13.25%		12.25%
Senior Secured Loans-Second Lien	2,728,926	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.25x	to	7.25x		7.25x
Common Equity/Warrants/Other	3,394,103	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.75x		7.93x
Preferred Equity	641,488	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.50x	to	7.75x		6.69x
Preferred Equity	316,656	Option Pricing Model	Expected Volatility	55.00%	to	70.00%		66.20%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.00x	to	7.50x		7.12x
Subordinated Structured Notes	40,329	Discounted Cash Flow	Discount rate	13.86%	to	14.09%	(1)(2)	13.89%	(1)(2)
	$64,304,573
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
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and the level of each financial liability within the fair value hierarchy:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carrying value	Fair Value	Level 1	Level 2	Level 3
OZK Credit Facility(1)	$43,618,284	$43,618,284	$—	$—	$43,618,284
	$43,618,284	$43,618,284	$—	$—	$43,618,284

(1)As of June 30, 2026, the fair value of the OZK Credit Facility was $43,618,284, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the OZK Credit Facility approximates the carrying value since the OZK Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.00%. As of June 30, 2026 and June 30, 2025, we had $329,388 and $656,566, respectively, of undrawn delayed draw term loan and revolver commitments to our portfolio companies. The fair value of our undrawn delayed draw term loan and revolver commitments was $0 and $0 as of June 30, 2026 and June 30, 2025, respectively, as they were all floating rate instruments that repriced frequently.
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
During the years ended June 30, 2026, 2025, and 2024, we realized a loss on the extinguishment of debt in the amount of $495,849, $0 and $66,844, respectively related to the Senior Secured Revolving Credit Facility.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of June 30, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of June 30, 2026, we had $43,618,284 outstanding on our OZK Credit Facility. As of June 30, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $61,214,804, which represents 84% of our total investments for the period. As of June 30, 2026, cash balances of $8,255,702 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $43,618,284 and is categorized as Level 3 under ASC 820 as of June 30, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of June 30, 2026, $747,722 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2026 and 2025, we recorded $2,897,739, $0 and $0, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility and Senior Secured Revolving Credit Facility as interest expense.
For the year ended June 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.42% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the years ended June 30, 2025 and 2024, the average stated interest rate (i.e., rate in effect plus the spread) was 7.30% and 7.80%, respectively, under the Senior Secured Revolving Credit Facility.
For the year ended June 30, 2026, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility were $38,394,610.
For the years ended June 30, 2025 and 2024, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $44,141,918 and $8,199,454, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11 - FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each of the five years ended June 30, 2026:

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024	June 30, 2023	June 30, 2022
Per Share Data(a):	Class A	Class A	Class A	Class A	Class A
Net asset value at beginning of year	$4.50	$4.69	$6.10	$7.03	$8.36
Net investment income (loss)	0.60	0.41	(0.06)	0.20	0.31
Net realized and unrealized (losses) gains on investments	(0.65)	(0.27)	(0.55)	(0.65)	(1.05)
Net realized (losses) on extinguishment of debt	(0.05)	—	(0.02)	—	—
Net increase (decrease) in net assets resulting from operations	(0.10)	0.14	(0.63)	(0.45)	(0.74)
Distributions(b)
Return of capital distributions(f)	—	(0.06)	(0.20)	(0.28)	(0.16)
Distributions from net investment income(f)	(0.50)	(0.30)	(0.19)	(0.20)	(0.43)
Total Distributions	(0.50)	(0.36)	(0.39)	(0.48)	(0.59)
Offering costs	—	—	—	—	—
Other(c)	—	0.03	(0.39)(e)	—	—
Net asset value at end of year(g)	$3.89	$4.50	$4.69	$6.10	$7.03
Total return based on net asset value (d)	(2.27)%	3.68%	(17.39)%	(6.67)%	(9.60)%

Supplemental Data:
Net assets at end of year	$37,093,253	$39,978,083	$31,263,560	$14,693,862	$16,700,975
Average net assets	$36,866,737	$38,598,862	$18,543,454	$15,303,274	$18,912,658
Weighted average shares outstanding	9,182,780	8,882,943	3,787,892	2,383,649	2,380,229
Ratio to average net assets:
Total annual expenses	15.52%	19.06%	19.86%	21.06%	15.70%
Total annual expenses (after expense limitation agreement/expense waivers)	7.86%	14.93%	17.45%	18.3%	12.47%
Net investment income (loss)	14.92%	9.41%	(1.16)%	3.20%	3.95%

Portfolio Turnover	23.65%	25.79%	26.67%	—%	35.34%

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
(g) Amounts may not foot due to rounding.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 30,	Year Ended June 30,
	2026 (f)	2025 (f)
Per Share Data(a):	Class I	Class I
Net asset value at beginning of year	$4.50	$4.65
Net investment income (loss)	0.60	0.34
Net realized and unrealized (losses) on investments	(0.65)	(0.23)
Net realized (losses) on extinguishment of debt	(0.05)	—
Net increase/(decrease) in net assets resulting from operations	(0.10)	0.11
Distributions(b)
Return of capital distributions	—	(0.06)
Distributions from net investment income	(0.50)	(0.21)
Total Distributions	(0.50)	(0.27)
Other(c)(e)	(0.01)	0.01
Net asset value at end of year(g)	$3.89	$4.50
Total return based on net asset value(d)	(2.27)%	2.52%

Supplemental Data:
Net assets at end of year	$8,710	$10,054
Average net assets	$8,656	$10,168
Weighted average shares outstanding	2,237	2,237
Ratio to average net assets:
Total annual expenses(e)	15.52%	18.25%
Total annual expenses (after expense limitation agreement/expense waivers)(e)	7.86%	13.95%
Net investment income (loss)(e)	14.92%	9.89%

Portfolio Turnover	23.56%	16.05%

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
(e) Annualized for the year ended June 30, 2025.
(f) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2025 and June 30, 2026, there are no shares of Class S or Class D common stock outstanding. The year ended June 30, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to June 30, 2025.

(g) Amounts may not foot due to rounding.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2022. As of June 30, 2026 and June 30, 2025, our asset coverage ratio stood at 185% and 188%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
June 30, 2026	$43,618,284	$1,851
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2026, 2025, and 2024.

	Year Ended June 30,
	2026		2025		2024
	Class A	Class I	Class A	Class I(a)	Class A
Net increase/(decrease) in net assets resulting from operations	$(872,569)	$(248)	$1,238,642	$246	$(2,359,221)
Weighted average common stock outstanding	9,182,780	2,237	8,882,943	2,237	3,787,892
Net increase/(decrease) in net assets resulting from operations per share	$(0.10)	$(0.10)	$0.14	$0.11	$(0.63)
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of June 30, 2026, there are no shares of Class S and Class D common stock outstanding. The twelve months ended June 30, 2025 represents the period from October 1, 2024 (the date the stockholders were admitted into the Company) to June 30, 2026.

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
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:
On July 17, 2026, our Board of Directors declared a distribution for the month of July 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of March 31, 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
July 31, 2026	August 7, 2026	$0.03655	$0.03655
On August 21, 2026, our Board of Directors declared a distribution for the month of August 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of June 30, 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
August 31, 2026	September 8, 2026	$0.03242	$0.03242
On September 22, 2026, our Board of Directors declared a distribution for the month of September 2026, which reflects a targeted annualized distribution rate of 10.0% based on the net asset value per share as of June 30, 2026. The Board of Directors also declared a quarterly cash "bonus" distribution, which, together with the base cash distribution reflects a total annualized cash distribution of 14.46% on the same basis. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
September 30, 2026	October 7, 2026	$0.07575	$0.07575
Issuance of Common Stock
For the period beginning July 1, 2026 and ending September 28, 2026, the Company issued 325,824 shares of its Class A and Class I common stock pursuant to its distribution reinvestment plan in the amount of $1,256,491 and issued 13,054 shares of its Class I common stock pursuant to the continuous multi-class offering in the amount of $50,000.
Repurchase Offer
On June 26, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. The total cash retained during the quarter ended March 31, 2026 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $1,160,560. The tender offer was for cash at a price equal to the net asset value per share as of July 31, 2026. The offer expired at 4:00 P.M., Eastern Time, on July 29, 2026 and a total of 58,090 Shares were validly tendered and not withdrawn pursuant to the Offer as of such date. In accordance with the terms of the Offer, the Company purchased all 58,090 Shares validly tendered and not withdrawn at a price equal to $3.88 per Share for an aggregate purchase price of approximately $225,389.

On September 18, 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. In addition, we further limit the number of Shares to be repurchased in any calendar year to 10% of the weighted average number of Shares outstanding in the prior calendar year, or 2.5% in each quarter. The tender offer is for cash at a price equal to the net asset value per share as of October 31, 2026. The total cost to us of purchasing the estimated maximum number of Shares pursuant to the Offer, assuming a Purchase Price of $3.88 (based upon the most recently publicly disclosed NAV per share for both Class A and Class I shares as as of July 31, 2026). would be approximately $869,512. The offer will expire at 4:00 P.M., Eastern Time, on October 30, 2026, unless extended.
OZK Credit Facility
On July 15, 2026, August 17, 2026, August 21, 2026 and September 22, 2026 the Company repaid $223,922, $61,039, $900,000 and $3,000,000, respectively, on the OZK Credit Facility. As of September 28, 2026, the outstanding balance on the OZK Credit Facility was $39,433,323.
Investment Activity

During the period beginning July 1, 2026 and ending September 28, 2026, the Company made two investments in portfolio companies totaling $132,461.
During the period beginning July 1, 2026 and ending September 28, 2026, the Company partially sold three investments in portfolio companies totalling $4,000,000 of par for net proceeds of $4,018,545.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2026. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026 based on Internal Control—Integrated Framework (2013) issued by COSO.
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
Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the year ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

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
4.1    Description of Securities*
10.1    Second Amended and Restated Investment Advisory Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(3)
10.2    Fourth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(4)
10.3    Fifth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(5)
10.4    Sixth Amended and Restated Expense Limitation Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Capital Management L.P.(6)
10.5    Form of Distribution Reinvestment Plan(7)

10.6    Distribution Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Ultimus Fund Distributors, LLC(8)
10.7    Form of Selling Agreement(9)
10.8    Form of Distribution and Stockholder Servicing Plan of the Registrant(10)
10.9    Form of Multi-Class Plan(11)
10.10    Second Amended and Restated Administration Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and Prospect Administration LLC(12)
10.11    License Agreement between the Registrant and Prospect Capital Investment Management, LLC(13)
10.12    Agreement and Plan of Merger, dated August 10, 2018, between the Registrant and Pathway Capital Opportunity
Fund, Inc.(14)
10.13    Amended and Restated Agreement and Plan of Merger, dated February 12, 2019, between the Registrant and Pathway
Capital Opportunity Fund, Inc.(15)
10.14    Document Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank National Association(16)
10.15    Securities Custody Agreement, by and between Prospect Floating Rate and Alternative Income Fund, Inc. and U.S
Bank Trust Company, National Association(17)
10.16    Loan and Servicing Agreement dated as of August 12, 2025 among Prospect Flexible Funding, LLC as Borrower, Prospect Floating Rate and Alternative Income Fund, Inc. as Servicer, the Lenders from time to time party thereto as Lenders, the Managing Agents from time to time party thereto as Managing Agents, U.S. Bank Trust Company, National Association as Calculation Agent, Paying Agent and Documentation Agent and Bank OZK as Facility Agent(18)
14.1    Amended Code of Ethics*
21.1    Subsidiaries(19)
31.1     Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2     Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1     Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith)
32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished herewith)
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH Inline XBRL Taxonomy Extension Schema Document*
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
*    Filed herewith.
(1)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.

(2)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(3)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(4)Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 13 , 2024.
(5)Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on February 13 , 2025.
(6)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on July 25, 2025.
(7)Incorporated by reference to Exhibit (e) to the Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on January 28, 2026.
(8)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on January 27, 2026.
(9)Incorporated by reference to Exhibit (h)(3) to the Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on July 7, 2026.
(10)Incorporated by reference to Exhibit (h)(2) to the Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on January 28, 2026.
(11)Incorporated by reference to Exhibit (d) to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-274497) filed with the SEC on January 23, 2024.
(12)Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.
(13)Incorporated by reference to Exhibit (k)(5) to the Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (SEC File No. 333-230251) filed with the SEC on August 6, 2020.
(14)Incorporated by reference to Annex A to the Registrant’s Registration Statement on Form N-14 (SEC File No. 333-226811) filed with the SEC on August 13, 2018.
(15)Incorporated by reference to Annex A to the Registrant’s Amendment No. 1 to Registration Statement on Form N-14 (SEC File No. 333-226811) filed with the SEC on February 13, 2019.
(16)Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 27, 2023.
(17)Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 27, 2023.
(18)Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 13, 2025.
(19)Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on September 12, 2024.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2026.

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

/s/ M. GRIER ELIASEK	/s/ ANDREW C. COOPER
M. Grier Eliasek	Andrew C. Cooper
Chief Executive Officer and Director	Director
(Principal Executive Officer)	September 28, 2026
September 28, 2026

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
(Principal Accounting and Financial Officer)	September 28, 2026
September 28, 2026
/s/ EUGENE S. STARK
Eugene S. Stark
Director
September 28, 2026