Form 10-Q
period 2026-09-30
Prospect Floating Rate & Alternative Income Fund, Inc.
filed 2026-11-13
CIK 1521945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-00908
Prospect Floating Rate and Alternative Income Fund, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	45-2460782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 East 40th Street
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

As of November 13, 2026, the Registrant had 10,042,362 and 13,450 shares of Class A and Class I Common Stock outstanding, $0.001 par value per share, respectively. As of November 13, 2026, there were no shares of Class S or Class D Common Stock outstanding, $0.001 par value per share, respectively.

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
•the impact of global events outside of our control, including the consequences of the ongoing conflicts between Russia and Ukraine and in the Middle East and Southwest Asia, the United States’ and Israel’s war with Iran, and continued social and political unrest in various countries, such as Venezuela and Mexico, on our and our portfolio companies’ businesses and the global economy;
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
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission (the "SEC"), Internal Revenue Service, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and
•any of the other risks, uncertainties and other factors we identify in this Quarterly Report or in our Annual Report on Form 10-K for the year ended June 30, 2026.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1. Consolidated Financial Statements

Assets	September 30, 2026	June 30, 2026
	(Unaudited)
Investments at fair value:
Non-control/non-affiliate investments (amortized cost of $66,306,812 and $79,242,395, respectively) (Notes 7 and 8)	$67,882,544	$73,144,555
Cash and cash equivalents	24,173,252	23,912,156
Receivable for investments sold	1,000,000	—
Deferred financing costs (Note 10)	687,326	747,722
Interest receivable	508,504	318,667
Due from Adviser (Note 4)	205,170	154,057
Receivable for repayments of portfolio investments	415,459	61,039
Deferred offering costs	39,266	62,201
Prepaid expenses and other assets	49,860	68,738
Total Assets	94,961,381	98,469,135

Liabilities
OZK Credit Facility (Note 10)	39,433,323	43,618,284
Payable for open trades	14,990,596	14,989,550
Due to Administrator (Note 4)	1,490,286	1,670,286
Dividends payable	742,953	728,562
Accrued expenses	84,325	156,865
Accrued audit fees	73,750	80,000
Interest payable	116,416	112,371
Accrued legal fees	23,157	10,935
Due to Affiliates (Note 4)	319	319
Total Liabilities	56,955,125	61,367,172
Commitments and Contingencies (Note 9)
Net Assets	$38,006,256	$37,101,963

Components of Net Assets
Common Stock, par value $0.001 per share (75,000,000 shares authorized; 9,807,966 and 9,527,417 Class A and Class I shares issued and outstanding, respectively) (Note 3)	$9,809	$9,528
Paid-in capital in excess of par (Note 3 and Note 6)	57,012,208	55,931,543
Distributions in excess of earnings (Note 6)	(19,015,761)	(18,839,108)
Net Assets	$38,006,256	$37,101,963

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (continued)

NET ASSET VALUE PER SHARE	September 30, 2026	June 30, 2026
	(Unaudited)
Class A Shares:
Net assets	$37,955,560	$37,093,253
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,794,883	9,525,180
Net asset value per share	$3.88	$3.89

Class I Shares:
Net assets	$50,696	$8,710
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	13,083	2,237
Net asset value per share	$3.88	$3.89

Class S Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

Class D Shares:
Net assets	—	—
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	—	—
Net asset value per share	—	—

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2026	2025
Investment Income
Interest income from non-control/non-affiliate investments (excluding Paid-in-Kind ("PIK") interest income)	$2,045,423	$2,159,800
PIK interest income from non-control/non-affiliate investments	—	31,556
Dividend income from non-control/non-affiliate investments	3,127	—
Total Investment Income	2,048,550	2,191,356

Operating Expenses
Interest expense and credit facility expenses (Note 10)	765,792	844,950
Base management fees (Note 4)	290,101	296,870
Administrator Costs (Note 4)	165,000	167,500
Transfer agent’s fees and expenses	46,528	59,088
General and administrative	27,390	29,239
Audit and tax expense	63,750	84,843
Offering costs	22,935	41,963
Legal expense	19,616	61,636
Insurance expense	18,877	16,226
Valuation services	6,074	6,000
Total Operating Expenses	1,426,063	1,608,315
Expense limitation reimbursement (Note 4)	(660,273)	(763,365)
Waiver of Administrator Costs (Note 4)	(180,000)	—
Total Net Operating Expenses	585,790	844,950

Net Investment Income (Loss) before income taxes	1,462,760	1,346,406
Net Investment Income (Loss)	1,462,760	1,346,406

Net Realized Losses and Net Change in Unrealized Gains/(Losses) on Investments
Net realized losses:
Non-control/non-affiliate investments	(7,899,501)	(1,070,322)
Net realized losses	(7,899,501)	(1,070,322)
Net change in unrealized gains/(losses):
Non-control/non-affiliate investments	7,673,571	(1,985,074)
Net change in unrealized gains/(losses)	7,673,571	(1,985,074)
Net Realized Losses and Net Change in Unrealized Losses on Investments	(225,930)	(3,055,396)
Extinguishment of debt	—	(495,849)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$1,236,830	$(2,204,839)

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Common Stock
For the Three Months Ended September 30, 2026	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2026	9,525,180	2,237	$9,528	$55,931,543	$(18,839,108)	$37,101,963
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,462,760	1,462,760
Net realized gains (losses) on investments	—	—	—	—	(7,899,501)	(7,899,501)
Net change in unrealized gains (losses) on investments	—	—	—	—	7,673,571	7,673,571
Net increase (decrease) from operations	—	—	—	—	1,236,830	1,236,830
Distributions to Shareholders (Note 6)(2)
Class A:
Distributions from earnings	—	—	—	—	(1,411,520)	(1,411,520)
Net increase (decrease) from distributions	—	—	—	—	(1,411,520)	(1,411,520)
Class I:
Distributions from earnings	—	—	—	—	(1,963)	(1,963)
Net increase (decrease) from distributions	—	—	—	—	(1,963)	(1,963)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	325,556	—	326	1,255,120	—	1,255,446
Repurchase of common shares	(55,854)	—	(56)	(216,656)	—	(216,712)
Net increase (decrease) from share transactions	269,702	—	270	1,038,464	—	1,038,734
Class I:
Shares issued		12,853	13	49,987	0	50,000
Shares issued through reinvestment of distributions		229	—	890	—	890
Repurchase of common shares		(2,237)	(2)	(8,676)	—	(8,678)
Net increase (decrease) from share transactions		10,845	11	42,201	—	42,212
Balance as of September 30, 2026	9,794,882	13,082	$9,809	$57,012,208	$(19,015,761)	$38,006,256
(1) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2026, there are no shares of Class S or Class D common stock outstanding.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited) (continued)

	Common Stock
For the Three Months Ended September 30, 2025	Common Stock Outstanding - Class A(1)	Common Stock Outstanding - Class I(1)	Par	Paid-in Capital in Excess of Par	Distributable Earnings (Loss)	Net Assets
Balance as of June 30, 2025	8,893,696	2,237	$8,897	$53,680,378	$(13,701,138)	$39,988,137
Net increase in net assets resulting from operations
Net investment income (losses)	—	—	—	—	1,346,406	1,346,406
Net realized gains (losses) on investments	—	—	—	—	(1,070,322)	(1,070,322)
Net realized losses on debt	—	—	—	—	(495,849)	(495,849)
Net change in unrealized gains (losses) on investments	—	—	—	—	(1,985,074)	(1,985,074)
Net increase (decrease) from operations	—	—	—	—	(2,204,839)	(2,204,839)
Distributions to Shareholders (Note 6)
Class A:
Distributions from earnings	—	—	—	—	(998,450)	(998,450)
Net increase (decrease) from distributions	—	—	—	—	(998,450)	(998,450)
Class I:
Distributions from earnings	—	—	—	—	(250)	(250)
Net increase (decrease) from distributions	—	—	—	—	(250)	(250)
Capital Transactions (Note 3)
Class A:
Shares issued through reinvestment of distributions	164,626	—	165	739,285	—	739,450
Repurchase of common shares	(65,840)	—	(66)	(298,190)	—	(298,256)
Net increase (decrease) from share transactions	98,786	—	99	441,095	—	441,194
Balance as of September 30, 2025	8,992,482	2,237	$8,996	$54,121,473	$(16,904,677)	$37,225,792
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

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$1,236,830	$(2,204,839)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Repayments and sales of portfolio investments	5,215,120	17,095,282
Purchases of investments	(132,899)	(4,619,693)
Net change in unrealized (gains)/losses on investments	(7,673,571)	1,985,074
Net realized losses on investments	7,899,501	1,070,322
Net realized losses on extinguishment of debt	—	495,849
Net Reductions to Subordinated Structured Notes and related investment cost	3,286	112,249
Amortization of deferred financing costs	60,395	71,435
Amortization of premiums (accretion of purchase discounts) on investments, net	(52,500)	(62,784)
Payment-in-kind interest	3,161	(31,556)
Amortization of offering costs	22,935	41,963
Settlement of Treasury Bills	(88)	(292)
Changes in other assets and liabilities:
(Increase) Decrease in operating assets
Receivable for investments sold	(1,000,000)	—
Due from Adviser (Note 4)	(51,113)	(298,995)
Receivable for repayments of portfolio investments	(354,420)	(60,518)
Prepaid expenses and other assets	18,878	50,233
Interest receivable	(189,837)	(189,170)
Increase (Decrease) in operating liabilities
Due to Administrator (Note 4)	(180,000)	—
Accrued legal fees	12,222	420,193
Accrued expenses	(72,540)	5,305
Interest payable	4,045	92,146
Accrued audit fees	(6,250)	(80,157)
Payable for open trades	1,046	464,189
Net cash provided by/(used in) operating activities	4,764,201	14,356,236
Cash flows from financing activities:
Gross proceeds from shares issued	50,000	—
Distributions paid to stockholders	(142,753)	(101,413)
Repurchase of common stock	(225,390)	(298,256)
Borrowings under Senior Secured Revolving Credit Facility (Note 10)	—	3,400,000
Repayments under Senior Secured Revolving Credit Facility (Note 10)	—	(48,900,000)
Borrowings under OZK Credit Facility (Note 10)	—	47,075,000
Repayments under OZK Credit Facility (Note 10)	(4,184,962)	(7,828,750)
Financing costs paid and deferred	—	(1,098,537)
Net cash provided by/(used in) financing activities	(4,503,105)	(7,751,956)
Net increase (decrease) in Cash and Cash Equivalents	261,096	6,604,280
Cash and Cash Equivalents at beginning of period	23,912,156	16,499,200
Cash and Cash Equivalents at end of period	$24,173,252	$23,103,480
Supplemental disclosures:
Cash paid for interest	$701,351	$587,297
Non-cash financing activities:
Value of shares issued through reinvestment of distributions	$1,256,336	$739,450

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited)

									September 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate(b)	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Non-Control/Non-Affiliate Investments (less than 5.00% voting control):
Senior Secured Loans-First Lien(k)
Abacus Dermatology Management, LLC(f)(h)	Services: Business	6/30/2026	12.07%	3M SOFR	8.00%		3.50%	6/30/2031		$2,962,575	$2,962,575	$2,962,575	7.79%
Aventiv Technologies LLC- First Lien Term Loan(h)	Telecommunications	7/2/2026	10.82%	1M SOFR	7.00%		2.00%	7/2/2031		189,545	189,251	189,545	0.50%
BCPE North Star US Holdco 2, Inc.(f)(i)(j)	Beverage, Food & Tobacco	2/2/2022	7.80%	3M SOFR	4.00%		0.75%	6/12/2028		975,569	959,396	968,349	2.55%
Burgess Point Purchaser Corporation(f)(i)	Automotive	7/26/2024	9.17%	1M SOFR	5.35%		0.50%	7/25/2029		2,931,472	2,811,166	2,653,569	6.98%
Discovery Point Retreat, LLC(f)(h)	Healthcare & Pharmaceuticals	6/14/2024	12.09%	3M SOFR	7.75%		3.25%	6/14/2029		3,865,000	3,865,000	3,865,000	10.17%
Discovery Point Retreat - Delayed Draw Term Loan(h)(m)(j)	Healthcare & Pharmaceuticals	5/27/2026	12.00%				5.00%	6/14/2031		25,311	25,311	25,311	0.07%
DRI Holding Inc.(f)(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.22%	1M SOFR	5.25%		0.50%	12/21/2028		2,384,753	2,324,014	2,384,753	6.27%
Druid City Infusion, LLC - First Lien Term Loan(f)(h)(j)	Healthcare & Pharmaceuticals	9/30/2024	11.57%	3M SOFR	7.50%		3.00%	10/4/2029		3,904,864	3,904,864	3,904,864	10.27%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(f)(h)(m)	Healthcare & Pharmaceuticals	9/30/2024	8.00%		2.00%	2.00%	—%	10/4/2033		52,056	52,056	120,911	0.32%
Emerge Intermediate, Inc.(f)(h)(j)	Healthcare & Pharmaceuticals	2/26/2024	10.01%	3M SOFR	6.25%		1.00%	8/31/2027		5,225,614	5,225,614	5,172,312	13.61%
Eyefive, LLC (d/b/a Shipoffers)(f)(h)	Wholesale	6/26/2026	11.57%	3M SOFR	7.50%		2.50%	6/26/2031		2,992,500	2,591,769	2,630,408	6.92%
First Brands Group (g)(h)(o)(q)	Automotive	2/8/2024	10.80%	3M SOFR	7.11%	10.80%	1.00%	3/30/2027		2,214,070	—	—	—%
First Brands Group - First Lien Term Loan (g)(h)(o)(q)	Automotive	3/8/2024	10.80%	3M SOFR	7.11%	10.80%	1.00%	3/30/2027		881,426	—	—	—%
First Brands Group - First Lien DIP Term Loan A (g)(h)(o)(q)	Automotive	10/2/2025	17.75%	Prime	11.00%	17.75%	1.00%	6/29/2026		1,264,105	208,578	208,577	0.55%
First Brands Group - First Lien DIP Term Loan B (g)(i)(o)(q)	Automotive	10/2/2025	14.75%	Prime	8.00%	14.75%	1.00%	6/29/2026		3,609,410	—	—	—%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(f)(h)	Telecommunications	8/6/2024	11.40%	1M SOFR	7.50%		3.00%	8/6/2029		3,848,095	3,795,091	3,848,095	10.12%
Healthcare Venture Partners, LLC(f)(h)	Healthcare & Pharmaceuticals	8/29/2025	12.07%	3M SOFR	8.00%		3.50%	8/29/2030		3,721,500	3,721,500	3,721,500	9.79%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(f)(h)	Transportation: Cargo	12/3/2024	9.57%	3M SOFR	5.50%		0.75%	12/30/2028		2,928,892	2,891,081	2,928,892	7.71%
iQOR Holdings, Inc.(f)(h)	Services: Consumer	6/11/2024	11.84%	3M SOFR	7.50%		2.50%	6/11/2029		4,382,947	4,382,947	4,382,947	11.53%
New WPCC Parent, LLC(f)(h)(j)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.40%	3M SOFR	9.50%		2.00%	5/9/2030		1,836,293	1,754,780	1,836,293	4.83%
Recovery Solutions Parent, LLC(f)(h)(t)	Healthcare & Pharmaceuticals	1/27/2025	11.57%	3M SOFR	7.50%		2.00%	1/27/2030		673,180	433,477	673,180	1.77%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(f)(h)(j)(n)	Services: Business	7/15/2024	8.98%	3M SOFR	5.00%		1.00%	7/15/2028		1,436,642	1,429,723	1,436,067	3.78%
Dynata LLC – Junior First Out Term Loan (j)(h)	Services: Business	8/24/2026	9.50%	3M SOFR	5.50%		1.00%	10/15/2031		1,019,137	1,019,137	822,953	2.17%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (continued)

									September 30, 2026
									September 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
S&S Holdings LLC(f)(i)	Wholesale	7/16/2024	9.00%	3M SOFR	5.00%		0.50%	3/11/2028		$1,930,233	$1,922,219	$1,934,093	5.09%
Safety Solutions Financing, LLC(f)(h)(j)	Construction & Building	5/1/2026	10.84%	3M SOFR	6.50%		3.00%	5/1/2031		2,985,000	2,985,000	2,985,000	7.85%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(f)(h)(s)	Consumer Goods: Non-Durable	1/23/2025	11.34%	3M SOFR	7.00%		3.00%	1/23/2030		4,666,875	4,666,875	4,666,875	12.28%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(f)(h)(m)(s)	Consumer Goods: Non-Durable	1/23/2025	11.00%			2.00%	—%	1/23/2030		206,945	206,945	386,098	1.02%
Verify Diagnostics, LLC(f)(h)(u)	Healthcare & Pharmaceuticals	5/14/2025	14.30%	3M SOFR	10.28%		3.50%	5/15/2030		2,440,191	2,440,191	2,440,191	6.42%
WatchGuard Technologies, Inc.(f)(h)(j)	High Tech Industries	2/8/2024	9.15%	1M SOFR	5.25%		0.75%	6/30/2029		3,394,869	3,355,419	3,394,869	8.93%
Total Senior Secured Loans-First Lien											$60,123,979	$60,543,227	159.29%

Senior Secured Loans-Second Lien(a)(h)(k)(m)(w)
QC Holdings, LLC(f)	Finance	6/30/2025	22.00%	3M SOFR	17.00%		5.00%	7/1/2030		$2,666,548	$2,666,548	$2,666,548	7.02%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(j)(y)	Finance	9/29/2025	22.00%	3M SOFR	17.00%		5.00%	7/1/2030		177,776	177,776	177,776	0.47%
Total Senior Secured Loans-Second Lien											$2,844,324	$2,844,324	7.49%

Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019	—%	Residual Interest/Current Yield				7/18/2029		$250,000	$1,226	$1,250	—%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016	—%	Residual Interest/Current Yield				7/24/2030		—	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015	—%	Residual Interest/Current Yield				4/22/2030		250,000	—	8,100	0.02%
Octagon Investment Partners XV, Ltd. (v)	Structured Finance	5/23/2019	—%	Residual Interest/Current Yield				7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016	—%	Residual Interest/Current Yield				2/14/2031		387,538	—	155	—%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017	—%	Residual Interest/Current Yield				3/17/2030		475,000	—	—	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019	—%	Residual Interest/Current Yield				4/15/2031		500,000	—	—	—%
Octagon Investment Partners 39, Ltd. (v)	Structured Finance	1/9/2020	—%	Residual Interest/Current Yield				10/21/2030		250,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019	—%	Residual Interest/Current Yield				10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019	—%	Residual Interest/Current Yield				1/21/2031		250,000	—	—	—%
THL Credit Wind River 2013-1 CLO, Ltd. (v)	Structured Finance	11/1/2017	—%	Residual Interest/Current Yield				7/22/2030		325,000	—	—	—%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019	—%	Residual Interest/Current Yield				10/15/2031		250,000	—	—	—%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016	—%	Residual Interest/Current Yield				10/15/2030		278,312	12,964	9,156	0.02%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016	—%	Residual Interest/Current Yield				1/21/2031		250,000	18,511	13,050	0.03%
Total Structured Subordinated Notes											$32,701	$31,711	0.07%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (continued)

									September 30, 2026
Portfolio Company / Security Type(x)	Industry (r)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		$472,357	$937,000	2.47%
Eyefive, LLC (d/b/a Shipoffers - Warrants of EF Holdco, LLC)	Wholesale	5/1/2026						6/26/2036	7		400,731	402,658	1.06%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	66,876	0.18%
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	450,889	1.19%
QC Holdings Topco, LLC(a)	FIRE: Finance	6/30/2025							1,000		100,000	140,190	0.37%
Recovery Solutions Parent, LLC, Membership Interest (t)	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,473,945	3.88%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	67,393	0.18%
Total Common Equity/Other											$2,683,033	$3,538,951	9.31%

Preferred Stock(h)(k)
Discovery MSO HoldCo LLC(g)(m)(p)	Healthcare & Pharmaceuticals	6/14/2024							57		$50,000	$72,195	0.19%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC(g)	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	76,000	0.20%
New WPCC PARENT, LLC (Series A Preferred Stock)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025				13%			17,452		212,453	271,206	0.71%
Safety Solutions Financing, LLC (Series A Preferred Units of BFC-SDR, LLC)	Construction & Building	5/1/2026				8%		2/28/2030	57,143		100,000	142,858	0.38%
Safety Solutions Financing, LLC (Series B Preferred Units of BFC-SDR, LLC)(m)	Construction & Building	5/1/2026				8%			3		3,358	3,332	0.01%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8%			50		56,964	151,740	0.40%
Verify Diagnostic Holdings LLC(g)	Healthcare & Pharmaceuticals	5/14/2025							100,000		100,000	207,000	0.54%
Total Preferred Stock											$622,775	$924,331	2.43%

Total Portfolio Investments											$66,306,812	$67,882,544	178.61%
(a)    Indicates assets that Prospect Floating Rate and Alternative Income Fund, Inc. (the "Company") believes do not represent "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. Of the Company’s total investments as of September 30, 2026, 4% are non-qualifying assets as a percentage of total assets.
(b)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR") which resets monthly, quarterly, or semiannually. For each such investment, the Company has provided the spread over SOFR or the prime lending rate ("Prime") and the current contractual interest rate in effect at September 30, 2026. Certain investments are subject to a SOFR or Prime interest rate floor. The one-month ("1M SOFR") and three-month ("3M SOFR") SOFR rates are based on the applicable SOFR rate for each investment on its reset date. As of September 30, 2026, the one-and-three month SOFR rates were 3.91% and 3.93%, respectively.
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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (continued)
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
(f) Security, or a portion thereof, is held by Prospect Flexible Funding, LLC (“PFF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the OZK Credit Facility and such security is not available as collateral to our general creditors (see Note 10). The fair value of the investments used as collateral by the Company for the OZK Credit Facility at September 30, 2026 was 61,492,577, representing 91% of our total investments.
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
(j)     Acquisition date represents the date of the Company's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at the Company's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
BCPE North Star US Holdco 2, Inc	Senior Secured Loans-First Lien	6/10/2024, 7/1/2024, 7/11/2024	$4,048,942
Discovery Point Retreat - Delayed Draw Term Loan	Senior Secured Loans-First Lien	7/6/2026	17,500
DRI Holding, Inc.	Senior Secured Loans-First Lien	5/16/2024	2,415,300
Druid City Infusion, LLC - First Lien Term Loan	Senior Secured Loans-First Lien	3/6/2026	636,364
Emerge Intermediate, Inc.	Senior Secured Loans-First Lien	6/14/2024	131,333
New WPCC Parent, LLC	Senior Secured Loans-First Lien	9/13/2025, 1/15/2026, 5/29/2026	1,652,781
Octagon Investment Partners XXI, Ltd.	Structured Subordinated Notes	2/14/2019	35,015
QC Holdings TopCo, LLC - Delayed Draw Term Loan	Senior Secured Loans-Second Lien	1/5/2026, 4/1/2026, 6/26/2026, 9/25/2026	286,937
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan	Senior Secured Loans-First Lien	8/12/2024	2,925,712
Voya IM CLO 2013-1, Ltd.	Structured Subordinated Notes	10/17/2017, 7/1/2019	20,584
WatchGuard Technologies, Inc.	Senior Secured Loans-First Lien	6/26/2024, 7/17/2024	3,994,924
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended September 30, 2026:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Discovery Point Retreat - Delayed Draw Term Loan	5.00%	—%	5.00%
Druid City Infusion, LLC - First Lien Convertible Note	2.00%	—%	2.00%
New WPCC Parent, LLC. - Series A Preferred Stock	13.00%	—%	13.00%
QC Holdings TopCo, LLC - Second Lien Term Loan	—%	14.00%	14.00%	(A)
QC Holdings TopCo, LLC - Delayed Draw Term Loan	—%	14.00%	14.00%	(A)
Safety Solutions Financing, LLC (Series B Preferred Units of BFC-SDR, LLC)	8.00%	—%	8.00%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear	2.00%	—%	2.00%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity	8.00%	—%	8.00%
(A)The Amended QC Holdings TopCo, LLC Senior Secured Term Loan Agreement dated September 30, 2025, allows for a portion of interest accruing in cash to be payable in kind.

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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (continued)
(p)    Discovery Point Retreat, LLC, Discovery MSO LLC, Eating Disorder Solutions of Texas LLC, and Discovery Point Retreat Waxahachie, LLC are joint borrowers on the First Lien Term Loan.
(q)    First Brands Group was progressing towards an exit from bankruptcy via a liquidating Chapter 11 plan in July but given case complexities, the lenders executed a Forbearance Agreement (approved by the Bankruptcy Court via Stipulation and Agreed order entered July 29, 2026) instead of maturity extension, which has been extended through November 9, 2026. In August, a US Bankruptcy Court rejected the Company’s Chapter 11 Plan and converted the case to Chapter 7 Liquidation.
(r)    The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2026:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Fair Value Total	Fair Value % of Net Assets
Healthcare & Pharmaceuticals	$21,759,562	$—	$—	$3,488,235	$25,247,797	66%
Services: Business	5,221,595	—	—	67,393	5,288,988	14%
Consumer Goods: Non-Durable	5,052,973	—	—	151,740	5,204,713	14%
Wholesale	4,564,501	—	—	402,658	4,967,159	13%
Services: Consumer	4,382,947	—	—	66,876	4,449,823	12%
Telecommunications	4,037,640	—	—	—	4,037,640	11%
High Tech Industries	3,394,869	—	—	—	3,394,869	9%
Construction & Building	2,985,000	—	—	146,190	3,131,190	8%
Finance	—	2,844,324	—	140,190	2,984,514	8%
Transportation: Cargo	2,928,892	—	—	—	2,928,892	8%
Automotive	2,862,146	—	—	—	2,862,146	7%
Media: Advertising, Printing & Publishing	2,384,753	—	—	—	2,384,753	6%
Beverage, Food & Tobacco	968,349	—	—	—	968,349	3%
Structured Finance (A)	—	—	31,711	—	31,711	—%
Total Portfolio	$60,543,227	$2,844,324	$31,711	$4,463,282	$67,882,544	179%

(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following shows the composition of our investment portfolio at amortized cost by control designation, investment type and by industry as of September 30, 2026:

Industry	Senior Secured Loans-First Lien	Senior Secured Loans-Second Lien	Structured Subordinated notes	Equity(B)	Amortized Cost Total
Healthcare & Pharmaceuticals	$21,422,793	$—	$—	$2,114,467	$23,537,260
Automotive	3,019,744	—	—	—	3,019,744
Services: Business	5,411,435	—	—	282,262	5,693,697
Consumer Goods: Non-Durable	4,873,820	—	—	56,964	4,930,784
Wholesale	4,513,988	—	—	400,731	4,914,719
Services: Consumer	4,382,947	—	—	50,000	4,432,947
Telecommunications	3,984,342	—	—	—	3,984,342
High Tech Industries	3,355,419	—	—	—	3,355,419
Construction & Building	2,985,000	—	—	103,358	3,088,358
FIRE: Finance	—	2,844,324	—	100,000	2,944,324
Transportation: Cargo	2,891,081	—	—	—	2,891,081
Media: Advertising, Printing & Publishing	2,324,014	—	—	—	2,324,014
Beverage, Food & Tobacco	959,396	—	—	—	959,396
Retail	—	—	—	198,026	198,026
Structured Finance (A)	—	—	32,701	—	32,701
Total Portfolio	$60,123,979	$2,844,324	$32,701	$3,305,808	$66,306,812

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
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF SEPTEMBER 30, 2026 (Unaudited) (continued)
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
(w) As of September 30, 2026, an affiliated fund of our Advisor owns 95.40% of the equity in QC Holdings TopCo, LLC and is considered a controlling beneficial interest per the 1940 Act.
(x)    As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. There were no transactions with affiliated investments during the three months ended September 30, 2026 .

Affiliated Companies	Fair Value at June 30, 2025	Gross Additions (Cost)	Gross Reductions (Cost)	Net unrealized gains (losses)	Fair Value at September 30, 2026	Interest income	Dividend income	Other income	Net realized gains (losses)
	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—
(y) On September 29, 2025, PFLOAT committed to a $187,133 second-lien delayed draw term loan, of which $177,776 is drawn as of September 30, 2026.
(z)    Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the All-In Rate and PIK Rate represents the cash rate as of September 30, 2026.

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026

									June 30, 2026
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Senior Secured Loans-First Lien(f)(k)
Abacus Dermatology Management, LLC	Services: Business	6/30/2026	11.73%	3M SOFR	8.00%		3.50%	6/26/2031		$2,970,000	$2,970,000	$2,970,000	8.00%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan(h)(m)(n)	Telecommunications	6/28/2024	11.49%	3M SOFR	7.50%	11.49	1.00%	9/30/2026		94,058	94,058	94,058	0.25%
Aventiv Technologies, LLC - Second Out Super Priority First Lien Term Loan Bridge(h)(j)(n)	Telecommunications	12/23/2024	13.94%	3M SOFR	10.00%		1.00%	9/30/2026		95,193	95,193	95,193	0.26%
BCPE North Star US Holdco 2, Inc.(i)(j)	Beverage, Food & Tobacco	2/2/2022	7.76%	3M SOFR	4.00%		0.75%	6/12/2028		2,978,134	2,900,479	2,992,727	8.07%
Burgess Point Purchaser Corporation(i)	Automotive	7/26/2024	9.01%	1M SOFR	5.35%		0.50%	7/25/2029		2,939,086	2,809,557	2,712,777	7.31%
Discovery Point Retreat, LLC(h)	Healthcare & Pharmaceuticals	6/14/2024	11.74%	3M SOFR	7.75%		3.25%	6/14/2029		3,880,000	3,880,000	3,880,000	10.46%
Discovery Point Retreat - Delayed Draw Term Loan	Healthcare & Pharmaceuticals	5/27/2026	12.00%			5.00		6/14/2029		7,500	7,500	7,500	0.02%
DRI Holding Inc.(h)(j)	Media: Advertising, Printing & Publishing	12/21/2021	9.06%	1M SOFR	5.25%		0.50%	12/21/2028		2,390,996	2,324,162	2,390,996	6.44%
Druid City Infusion, LLC - First Lien Term Loan(h)	Healthcare & Pharmaceuticals	9/30/2024	11.23%	3M SOFR	7.50%		3.00%	10/4/2029		4,553,728	4,553,728	4,553,728	12.27%
Druid City Infusion, LLC - First Lien Convertible Note to Druid City Intermediate, Inc.(h)(m)	Healthcare & Pharmaceuticals	9/30/2024	8.00%		2.00%	2.00	—%	10/4/2033		51,791	51,791	102,194	0.28%
Emerge Intermediate, Inc.(h)(m)(n)	Healthcare & Pharmaceuticals	2/26/2024	9.92%	3M SOFR	6.25%		1.00%	8/31/2027		5,238,447	5,238,447	5,186,062	13.98%
Eyefive, LLC (d/b/a Shipoffers)	Wholesale	6/26/2026	11.23%	3M SOFR	7.50%		2.50%	6/26/2031		3,000,000	2,599,269	2,599,200	7.01%
First Brands Group - First Lien Term Loan (i)	Automotive	2/8/2024	10.73%	1M SOFR	7.11%	10.73%	1.00%	3/30/2027		2,154,227	1,967,705	3,447	0.01%
	Automotive	3/8/2024	10.73%	1M SOFR	7.11%	10.73%	1.00%	3/30/2027		857,603	660,920	1,372	—%
First Brands Group - First Lien DIP Term Loan A	Automotive	10/2/2025	13.61%	1M SOFR	10.00%	13.61%	1.00%	6/29/2026		1,199,752	1,068,687	205,638	0.55%
First Brands Group - First Lien DIP Term Loan B	Automotive	10/2/2025	10.61%	1M SOFR	7.00%	10.61%	1.00%	6/29/2026		3,456,923	3,241,856	10,716	0.03%
Global Tel*Link Corporation (d/b/a ViaPath Technologies)(h)	Telecommunications	8/6/2024	11.14%	1M SOFR	7.50%		3.00%	8/6/2029		4,867,955	4,794,898	4,867,955	13.12%
Healthcare Venture Partners, LLC	Healthcare & Pharmaceuticals		11.73%	3M SOFR	8.00%		3.50%	8/29/2030		3,856,500	3,856,500	3,856,500	10.39%
Imperative Worldwide, LLC (f/k/a MAGNATE WORLDWIDE, LLC)(h)	Transportation: Cargo	12/3/2024	9.23%	3M SOFR	5.50%		0.75%	12/30/2028		2,936,363	2,894,830	2,936,363	7.91%
iQOR Holdings, Inc.(h)	Services: Consumer	6/11/2024	11.49%	3M SOFR	7.50%		2.50%	6/11/2029		4,445,447	4,445,447	4,445,447	11.98%
New WPCC Parent, LLC (h)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025	13.14%	3M SOFR	9.50%		2.00%	5/9/2030		2,046,155	1,962,492	2,046,155	5.51%
Recovery Solutions Parent, LLC(h)	Healthcare & Pharmaceuticals	1/27/2025	11.23%	3M SOFR	7.50%		2.00%	1/27/2030		674,851	424,471	674,851	1.82%
Research Now Group, LLC & Dynata, LLC- First Lien First Out Term Loan(h)(j)	Services: Business	7/15/2024	8.90%	3M SOFR	5.00%		1.00%	7/15/2028		1,440,316	1,432,508	1,418,712	3.82%
See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)

									June 30, 2026
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Research Now Group, LLC & Dynata, LLC- First Lien Second Out Term Loan(h)	Services: Business	7/15/2024	9.40%	3M SOFR	5.50%		1.00%	10/15/2028		$1,277,114	$1,277,114	$1,148,636	3.10%
S&S Holdings LLC(i)	Wholesale	7/16/2024	8.75%	3M SOFR	5.00%		0.50%	3/11/2028		2,937,984	2,922,624	2,913,305	7.85%
Safety Solutions Financing, LLC	Construction & Building	5/1/2026	10.49%	3M SOFR	6.50%		3.00%	5/1/2031		2,992,500	2,992,500	2,992,500	8.07%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Term Loan(h)(s)	Consumer Goods: Non-Durable	1/23/2025	10.99%	3M SOFR	7.00%		3.00%	1/23/2030		4,678,750	4,678,750	4,678,750	12.61%
Shoes West, LLC (d/b/a Taos Footwear) - First Lien Convertible Note to Taos Footwear(h)(m)(s)	Consumer Goods: Non-Durable	1/23/2025	11.00%			2.00	—%	1/23/2030		205,891	205,891	384,604	1.04%
Verify Diagnostics, LLC(h)(x)	Healthcare & Pharmaceuticals	5/14/2025	13.96%	3M SOFR	10.28%		3.50%	5/15/2030		2,449,957	2,449,957	2,449,957	6.60%
WatchGuard Technologies, Inc.(h)(j)	High Tech Industries	2/8/2024	8.89%	1M SOFR	5.25%		0.75%	6/30/2029		3,403,710	3,361,012	3,403,710	9.17%
Total Senior Secured Loans-First Lien											$72,162,346	$66,023,053	177.95%
Senior Secured Loans-Second Lien(k)
QC Holdings TopCo, LLC(a)(h)(w)	Finance	6/30/2025	23.50%	3M SOFR	18.50%		5.00%	7/1/2030		$2,666,548	$2,666,548	$2,666,548	7.19%
QC Holdings TopCo, LLC - Delayed Draw Term Loan(a)(h)(w)	Finance	9/29/2025	23.50%	3M SOFR	18.50%		5.00%	7/1/2030		62,378	62,378	62,378	0.17%
Total Senior Secured Loans-Second Lien											$2,728,926	$2,728,926	7.36%

Structured Subordinated Notes (a)(e)(h)(l)(k)
Apidos CLO XXVI(v)	Structured Finance	7/25/2019			—%			7/18/2029		$250,000	$1,372	$1,475	—%
Carlyle Global Market Strategies CLO 2017-5, Ltd.(v)	Structured Finance	12/18/2017			—%			1/22/2030		500,000	—	—	—%
Galaxy XIX CLO, Ltd.(v)	Structured Finance	12/5/2016			—%			7/24/2030		246,767	—	—	—%
Madison Park Funding XIII, Ltd.(v)	Structured Finance	11/6/2015			—%			4/22/2030		250,000	—	7,200	0.02%
Octagon Investment Partners XV, Ltd.	Structured Finance	5/23/2019			—%			7/19/2030		500,000	—	—	—%
Octagon Investment Partners XXI, Ltd.(j)	Structured Finance	1/6/2016			—%			2/14/2031		387,538	—	—	—%
Octagon Investment Partners 30, Ltd.(v)	Structured Finance	11/16/2017			—%			3/17/2030		475,000	—	—	—%
Octagon Investment Partners 31, Ltd.(v)	Structured Finance	12/20/2019			—%			7/20/2030		250,000	—	—	—%
Octagon Investment Partners 36, Ltd.	Structured Finance	12/20/2019			—%			4/15/2031		500,000	—	—	—%
Octagon Investment Partners 39, Ltd.	Structured Finance	1/9/2020			—%			10/21/2030		250,000	807	800	—%
OZLM XII, Ltd.(v)	Structured Finance	1/17/2017			—%			4/30/2027		275,000	—	—	—%
Sound Point CLO II, Ltd.	Structured Finance	5/16/2019			—%			1/26/2031		1,500,000	—	—	—%
Sound Point CLO VII-R, Ltd.	Structured Finance	8/23/2019			—%			10/23/2031		150,000	—	—	—%
Sound Point CLO XVIII, Ltd.	Structured Finance	5/16/2019			—%			1/21/2031		250,000	—	—	—%
THL Credit Wind River 2013-1 CLO, Ltd.	Structured Finance	11/1/2017			—%			7/22/2030		325,000	—	—	—%
Venture XXXIV CLO, Ltd.	Structured Finance	7/30/2019			—%			10/15/2031		250,000	—	—	—%
Voya IM CLO 2013-1, Ltd.(j)	Structured Finance	6/9/2016			—%			10/15/2030		278,312	18,538	14,054	0.04%
Voya CLO 2016-1, Ltd.	Structured Finance	1/22/2016			—%			1/21/2031		250,000	22,247	16,800	0.05%
Total Structured Subordinated Notes											$42,964	$40,329	0.11%

See notes to consolidated financial statements

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2026 (Continued)

									June 30, 2026
Portfolio Company / Security Type	Industry (r)(u)	Acquisition Date	All-in Rate	Ref. Rate	Spread	PIK (z)	Floor	Legal Maturity	Shares/Units	Principal	Amortized Cost (d)	Fair Value (c)	% of Net Assets
Common Equity/Other(g)(h)(k)
ACON IWP Investors I, L.L.C.	Healthcare & Pharmaceuticals	4/30/2015							472,357		472,357	907,000	2.44%
Eyefive, LLC (d/b/a Shipoffers - Warrants of EF Holdco, LLC)	Wholesale	5/1/2026							7		400,731	402,658	1.09%
FullBeauty Brands Holding, Common Stock	Retail	2/7/2019							72		198,026	—	—%
iQOR Holdings, Inc. (Bloom Aggregator, LP)	Services: Consumer	6/11/2024							50		50,000	60,246	0.16%
New WPCC Parent, LLC (Class A Common Stock) (t)	Healthcare & Pharmaceuticals	5/8/2025							18,449		93,822	363,073	0.98%
QC Holdings Topco, LLC(a)	Finance	6/30/2025							1,000		100,000	171,850	0.46%
Recovery Solutions Parent, LLC, Membership Interest	Healthcare & Pharmaceuticals	1/27/2025							37,391		1,085,835	1,489,276	4.01%
Research Now Group, LLC & Dynata, LLC (Common Stock of New Insight Holdings, Inc)	Services: Business	6/14/2024							17,876		282,262	—	—%
Rising Tide Holdings, Inc., Common Stock	Consumer goods: Non-Durable	9/11/2023							2,500		$997,560	$—	—%
Total Common Equity/Other											3,680,593	3,394,103	9.15%

Preferred Stock(h)(k)
Discovery MSO HoldCo LLC(g)(m)(p)	Healthcare & Pharmaceuticals	6/14/2024				12.00%			56		$50,000	$78,656	0.21%
Healthcare Venture Partners, LLC - Series A Preferred Units of TCSPV Holdings IV, LLC(g)	Healthcare & Pharmaceuticals	8/29/2025							100,000		100,000	126,000	0.34%
New WPCC PARENT, LLC (Series A Preferred Stock)(m)(t)	Healthcare & Pharmaceuticals	5/8/2025				13.00%			17,452		220,371	262,828	0.71%
Safety Solutions Financing, LLC (Series A Preferred Units of BFC-SDR, LLC)	Construction & Building	5/1/2026				8.00%			57,143		100,000	100,000	0.27%
Safety Solutions Financing, LLC (Series B Preferred Units of BFC-SDR, LLC)	Construction & Building	5/1/2026				8.00%			1		1,315	1,303	—%
Shoes West, LLC (d/b/a Taos Footwear) - Preferred Equity(m)(s)	Consumer Goods: Non-Durable	1/23/2025				8.00%		2/28/2030	50		55,880	151,357	0.41%
Verify Diagnostic Holdings LLC(g)	Healthcare & Pharmaceuticals	5/14/2025				12.00%			100,000		100,000	238,000	0.64%
Total Preferred Stock											$627,566	$958,144	2.58%

Total Portfolio Investments											$79,242,395	$73,144,555	197.14%
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
(m)     The interest rate on these investments, excluding those on non-accrual, contains a paid-in-kind ("PIK") provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the year ended June 30, 2026:

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
Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments, which we define herein as “Floating Rate Investments and Alternative Investments.” For purposes of this policy:
•"Floating Rate Investments" means debt instruments and other income-producing investments whose interest rate or distribution rate resets periodically by reference to a floating or variable benchmark rate, such as SOFR, with or without a floor, plus a fixed or variable spread. Floating Rate Investments include, without limitation, senior secured, unsecured, subordinated and unitranche floating rate loans; floating rate notes and bonds; and the floating rate debt tranches of collateralized loan obligations and other structured credit vehicles.
•"Alternative Investments" means income-producing investments in asset classes other than publicly traded equity securities and traditional publicly traded fixed income securities, including, but not limited to: private debt; private equity (including, but not limited to, preferred equity or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company); and structured credit.
In addition, we intend to count the value of any cash or cash equivalents, including investments in money market funds or U.S. Treasury securities with remaining maturities of one year or less, that cover unfunded commitments to invest in Floating Rate Investments or Alternative Investments that we reasonably expect to be called in the future as a qualifying investment in Floating Rate Investments or Alternative Investments, as applicable, for purposes of this 80% investment policy. We may also count investments made indirectly through wholly owned subsidiaries or other investment vehicles, to the extent of our exposure to the underlying Floating Rate Investments or Alternative Investments.
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
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation. The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services - Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2027. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of PFLOAT, the SPV and the Consolidated Holding Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents. All cash balances are maintained with high credit quality financial institutions. Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., U.S. treasury notes) with original maturities of three months or less. Cash held at financial institutions may exceed the Federal Deposit Insurance Corporation ("FDIC") insured limit. The Company has not incurred any losses on these accounts, and the credit risk exposure is mitigated by the financial strength of the banking institutions where the amounts are held. Cash and cash equivalents are carried at cost, which approximates fair value. Cash equivalents are classified as Level 1 in the fair value hierarchy. As of September 30, 2026 and June 30, 2026, cash equivalents were $14,990,596 and $14,989,550, respectively. Our cash equivalents as of September 30, 2026 consisted of U.S. treasury bills with maturity dates of October 8, 2026 and October 6, 2026, respectively. Our cash equivalents as of June 30, 2026 consisted of a U.S. treasury bills with a maturity date of July 7, 2026 and July 9, 2026, respectively. The Company had no restricted cash as of September 30, 2026 and June 30, 2026.
Investment Transactions. Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. We determine the fair value of our investments on a quarterly basis (as discussed in Investment Valuation below), with quarter over quarter fluctuations in fair value reflected as a net change in unrealized gains (losses) from investments in the Consolidated Statements of Operations. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Realized gains or losses on the sale of investments

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
are calculated using the specific identification method. Amounts for investments and or cash equivalents traded but not yet settled are reported in payable for open trades or receivable for investments sold in the Consolidated Statements of Assets and Liabilities. Amounts for principal repayments from our investments are reported in receivable for repayments of portfolio investments. As of September 30, 2026 we had one asset going through bankruptcy, with an amortized cost of $6,939,168 and a fair value of $208,577. As of June 30, 2026 we had two assets going through bankruptcy.
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
As a BDC, we must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2026 and June 30, 2026, our qualifying assets as a percentage of total assets stood at 95.79% and 92.90%, respectively.
Revenue Recognition. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Accretion of such purchase discounts or amortization of such premiums is calculated using the effective interest method as of the settlement date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or bond, any unamortized discount or premium is recorded as interest income. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectability of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and payment-in-kind ("PIK") interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2026, approximately 0.22% of our total assets at fair value were on non-accrual status. As of June 30, 2026, approximately 0.22% of our total assets at fair value were on non-accrual status. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Payment-In-Kind Interest. The Company has certain investments in its portfolio that contain a PIK interest provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. For the three months ended September 30, 2026 and 2025, PIK interest included in interest income totaled $0 and $31,556, respectively. To maintain regulated investment company ("RIC") tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to the stockholders in the form of distributions, even though the Company has not yet collected the cash.
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
Dividends and Distributions. Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors monthly and generally depends on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board of Directors deems relevant from time to time. Net realized capital gains, if any, are distributed at least annually. Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.
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
If the Company does not distribute (or is not deemed to have distributed) at least 98% of its annual ordinary income and 98.2% of its net capital gains in the calendar year earned, it will generally be required to pay an excise tax equal to 4% of the amount by which 98% of its annual ordinary income and 98.2% of its capital gains exceeds the distributions from such taxable income for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, it accrues excise taxes, if any, on estimated excess taxable income. As of September 30, 2026, the Company expects to have no material excise tax due for the 2026 calendar year. For the three months ended September 30, 2026 and 2025, the Company has accrued $0 and $0, respectively, of excise tax.

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
The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2026, the Company did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although the Company files both federal and state income tax returns, its major tax jurisdiction is federal. The Company’s federal tax returns for the taxable years ended December 31, 2022 and thereafter remain subject to examination by the Internal Revenue Service.
Taxable Subsidiaries. Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. As of September 30, 2026, and June 30, 2026, no net tax benefit or expense was recorded since they did not result in a material provision for income taxes. As of September 30, 2026, and June 30, 2026, the net deferred tax asset or liability was not material to the financial statements after taking into account valuation allowances.
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
In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies With Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026-03”), which requires investment companies to reflect contractual sale restrictions in the fair value of equity securities. ASU 2026-03 is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and is to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2026-03 on its consolidated financial statements.

NOTE 3 - SHARE TRANSACTIONS
Below is a summary of transactions with respect to shares of common stock of the Company during the three months ended September 30, 2026 and 2025. There were no shares transactions with Class I Common stock for the three months ended September 30, 2025.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2026
	PFLOAT Class A Common Stock		PFLOAT Class I Common Stock
	Shares	Amount	Shares	Amount
Shares issued	—	$—	12,853	$50,000
Shares issued through reinvestment of distributions	325,556	1,255,446	229	890
Repurchase of common stock	(55,854)	(216,712)	(2,237)	(8,678)
Net increase/(decrease) from capital transactions	269,702	$1,038,734	10,845	42,212

	Three Months Ended September 30, 2025
	PFLOAT Class A Common Stock
	Shares	Amount
Shares issued	—	$—
Shares issued through reinvestment of distributions	164,626	739,450
Repurchase of common stock	(65,840)	(298,256)
Net increase/(decrease) from capital transactions	98,786	$441,194
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
Below is a summary of transactions with respect to shares of common stock during each tender offer:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarterly Offer Date	Repurchase Effective Date	Class A Shares Repurchased	Class I Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

Three months ended September 30, 2026
September 30, 2026	August 18, 2026	55,854	2,237	100%	$3.88	$225,390
Total for the three months ended September 30, 2026		55,854	2,237			$225,390

Year ended June 30, 2026
September 30, 2025	August 22, 2025	65,840	—	100%	$4.53	$298,256
December 31, 2025	November 18, 2025	52,522	—	100%	$4.11	215,865
March 31, 2026	February 12, 2026	64,694	—	100%	$3.78	244,546
June 30, 2026	May 11, 2026	57,531	—	100%	$3.83	220,343
Total for the year ended June 30, 2026		240,587	—			$979,010

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
For the three months ended September 30, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,000 and $167,500, respectively, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2026. The Administrator also waived $180,000 of past overhead fees during the three months ended September 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any past overhead fees during the three months ended September 30, 2025.
During the three months ended September 30, 2026 and 2025, $0 and $2,500, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of September 30, 2026 and June 30, 2026, $1,490,286 and $1,670,286, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
The Second Amended and Restated Advisory Agreement, which became effective on March 4, 2026, did not change the advisory fee provisions of the Amended and Restated Advisory Agreement.
During the three months ended September 30, 2026 and 2025, the total base management fee incurred by the Adviser was $290,101 and $296,870, respectively, which was waived by the Adviser under the Expense Limitation Agreement.
As of September 30, 2026 and June 30, 2026, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2026 and 2025. The officers do not receive any direct compensation from the Company.
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
For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $660,273 and $763,365 for the three months ended September 30, 2026 and 2025.
As of September 30, 2026 and June 30, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $205,170 and $154,057, respectively, due from the Adviser. This amount includes all of the Company's Operating Expenses.
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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period Ended	ELA Reimbursement waived by the Adviser	ELA Reimbursement Payment to the Adviser	Unreimbursed ELA Amounts	Annual Limit	Operating Expense Ratio	Annualized Distribution Rate	Eligible to be Repaid Through
September 30, 2023	$83,359	$—	$83,359	8.00%	4.06%	7.85%	September 30, 2026
December 31, 2023	74,073	—	74,073	8.00%	5.00%	7.43%	December 31, 2026
March 31, 2024	105,128	—	105,128	8.00%	3.14%	7.51%	March 31, 2027
June 30, 2024	184,993	—	184,993	8.00%	2.75%	7.57%	June 30, 2027
September 30, 2024	289,161	—	289,161	8.00%	2.82%	7.64%	September 30, 2027
December 31, 2024	314,020	—	314,020	4.00%	2.06%	8.59%	December 31, 2027
March 31, 2025	312,824	—	312,824	4.00%	2.36%	8.72%	March 31, 2028
June 30, 2025	244,340	—	244,340	4.00%	2.03%	4.97%	June 30, 2028
September 30, 2025	763,365	—	763,365	0.00%	1.98%	10.87%	September 30, 2028
December 31, 2025	724,061	—	724,061	0.00%	2.01%	10.89%	December 31, 2028
March 31, 2026	737,584	—	737,584	0.00%	2.11%	13.71%	March 31, 2029
June 30, 2026	599,385	—	599,385	0.00%	1.65%	13.86%	June 30, 2029
September 30, 2026	660,273	—	660,273	0.00%	1.76%	14.51%	September 30, 2029
Total	$5,092,566		$5,092,566
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
NOTE 5 - DISTRIBUTIONS
The following table reflects the cash distributions per share that the Company declared on its common stock during the three months ended September 30, 2026 and 2025:

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Distributions
For the Three Months Ended September 30, 2026	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 31, 2026	$0.03655	$354,380	$0.03655	$552
August 28, 2026	$0.03242	$315,175	$0.03242	$421
September 25, 2026	$0.07575	$741,962	$0.07575	$991
For the Three Months Ended September 30, 2026		$1,411,517		$1,964

	Distributions
For the Three Months Ended September 30, 2025	PFLOAT Class A Common Stock, per share	PFLOAT Class A Common Stock, Amount Distributed	PFLOAT Class I Common Stock, per share	PFLOAT Class I Common Stock, Amount Distributed
July 25, 2025	$0.03428	$305,897	$0.03428	$77
August 29, 2025	0.04285	382,143	0.04285	96
September 26, 2025	0.03452	310,410	0.03452	77
For the Three Months Ended September 30, 2025		$998,450		$250
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
During the three months ended September 30, 2026 and 2025, the Company's officers and directors did not purchase any shares of our stock. During the three months ended September 30, 2025, the Company accepted subscriptions from the Adviser for the sale of $10.0 million of the Company’s Class A common stock and a total of 2,096,436 shares were issued.
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
The Company's cost basis of investments as of September 30, 2026 for tax purposes was $74,124,850, resulting in an estimated net unrealized loss of $6,242,306. The gross unrealized gains and losses as of September 30, 2026 were $2,737,050 and $8,979,356, respectively. The Company's cost basis of investments as of June 30, 2026 for tax purposes was $79,605,407, resulting in an estimated net unrealized loss of $6,460,852. The gross unrealized gains and losses as of June 30, 2026 were $2,717,801 and $9,178,653, respectively.
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
NOTE 7 - INVESTMENT PORTFOLIO
The original cost basis of debt and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $130,176 and $4,741,249 during the three months ended September 30, 2026 and 2025, respectively.
The original cost basis of debt and equity securities disposed from noncash restructured investments totaled $1,632,913 and $0 during the three months ended September 30, 2026 and 2025, respectively.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt repayments and considerations from sales of debt and equity securities, excluding noncash restructured investments, of approximately $6,468,137 and $17,095,282 were received during the three months ended September 30, 2026 and 2025, respectively.
Debt repayments and considerations from sales of debt and equity securities, including noncash restructured investments, of approximately $8,101,050 and $17,095,282 were received during the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and June 30, 2026, 94% and 95%, respectively, of the Company's portfolio was invested in Floating Rate Investments or Alternative Investments based on fair value, totaling $63,988,398 and $69,307,796, respectively. As of September 30, 2026 and June 30, 2026, 96% and 95% respectively, of the Company's portfolio was invested in Floating Rate Investments or Alternative Investments based on amortized cost, totaling $63,373,776 and $75,311,802, respectively.
The following tables summarize the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$60,123,979	$60,543,227	89%
Senior Secured Loans-Second Lien	2,844,324	2,844,324	4%
Structured Subordinated Notes	32,701	31,711	—%
Common Equity/Other	2,683,033	3,538,951	6%
Preferred Equity	622,775	924,331	1%
Total Portfolio Investments	$66,306,812	$67,882,544	100%

	June 30, 2026
	Investments at Amortized Cost(1)	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured Loans-First Lien	$72,162,346	$66,023,053	90%
Senior Secured Loans-Second Lien	2,728,926	2,728,926	4%
Structured Subordinated Notes	42,964	40,329	—%
Common Equity/Other	3,680,593	3,394,103	5%
Preferred Equity	627,566	958,144	1%
Total Portfolio Investments	$79,242,395	$73,144,555	100%

(1) Amortized cost represents the original cost adjusted for PIK interest and the amortization of premiums and/or accretion of discounts, as applicable, on investments.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and June 30, 2026:

	September 30, 2026
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$25,247,797	37%
Services: Business	5,288,988	8%
Consumer Goods: Non-Durable	5,204,713	8%
Wholesale	4,967,159	7%
Services: Consumer	4,449,823	7%
Telecommunications	4,037,640	6%
High Tech Industries	3,394,869	5%
Construction & Building	3,131,190	5%
FIRE: Finance	2,984,514	4%
Transportation: Cargo	2,928,892	4%
Automotive	2,862,146	4%
Media: Advertising, Printing & Publishing	2,384,753	4%
Beverage, Food & Tobacco	968,349	1%
Structured Finance (1)	31,711	—%
Total	$67,882,544	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

	June 30, 2026
Industry	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$26,221,780	36%
Wholesale	5,915,163	8%
Services: Business	5,537,348	8%
Consumer Goods: Non-Durable	5,214,711	7%
Telecommunications	5,057,206	7%
Services: Consumer	4,505,693	6%
High Tech Industries	3,403,710	5%
Construction & Building	3,093,803	4%
Beverage, Food & Tobacco	2,992,727	4%
Transportation: Cargo	2,936,363	4%
Automotive	2,933,950	4%
FIRE: Finance	2,900,776	4%
Media: Advertising, Printing & Publishing	2,390,996	3%
Structured Finance (1)	40,329	—%
Total	$73,144,555	100%

(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the fair value of our investments that are measured at fair value on a recurring basis disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2026 and June 30, 2026, respectively:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$5,556,011	$54,987,216	$60,543,227
Senior Secured Loans-Second Lien	—	—	2,844,324	2,844,324
Structured Subordinated Notes	—	—	31,711	31,711
Common Equity/Other	—	—	3,538,951	3,538,951
Preferred Equity	—	—	924,331	924,331
Total Portfolio Investments	$—	$5,556,011	$62,326,533	$67,882,544

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Portfolio Investments
Senior Secured Loans-First Lien	$—	$8,839,982	$57,183,071	$66,023,053
Senior Secured Loans-Second Lien	—	—	2,728,926	2,728,926
Structured Subordinated Notes	—	—	40,329	40,329
Common Equity/Other	—	—	3,394,103	3,394,103
Preferred Equity	—	—	958,144	958,144
Total Portfolio Investments	$—	$8,839,982	$64,304,573	$73,144,555

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
Changes in Valuation Techniques
During the three months ended September 30, 2026, the valuation methodology for First Brands Group (“First Brands”) for the First Lien Term Loan, First Lien Term Loan 2, and First Lien DIP Term Loan B changed from relying on market quotes to relying solely on a liquidation analysis, following the conversion of First Brand’s Chapter 11 bankruptcy proceedings to Chapter 7 on August 24, 2026, as these tranches are junior to the First Lien DIP Term Loan A and are not expected to receive recovery outside litigation. As a result, the fair value of our investments in the First Lien Term Loan, First Lien Term Loan 2, and First Lien DIP Term Loan B decreased to $0 as of September 30, 2026.
During the three months ended September 30, 2026, the valuation methodology for Discovery Point Retreat, LLC for the First Lien Delayed Draw Term Loan changed from the yield analysis to a combination of the enterprise value waterfall and Black-Scholes Option Pricing Method, consistent with the Series A Preferred Stock, given the loan’s convertibility into Series A Preferred Stock, and being in the money based on enterprise value. The fair value of our investment in the First Lien Delayed Draw Term Loan was $25,311, as of September 30, 2026, which is equal to its amortized cost, consistent with the fair value having equaled its amortized cost at June 30, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows industries that comprise of greater than 10% of our portfolio at fair value as of September 30, 2026 and June 30, 2026:

	September 30, 2026
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$23,537,260	$25,247,797	37%
All Other Industries	42,769,552	42,634,747	63%
Total	$66,306,812	$67,882,544	100%

	June 30, 2026
	Cost	Fair Value	% of Portfolio
Healthcare & Pharmaceuticals	$24,547,271	$26,221,780	36%
All Other Industries	54,695,124	46,922,775	64%
Total	$79,242,395	$73,144,555	100%
As of September 30, 2026, investments in California and Alabama comprised 11.2% and 10.3%, respectively, of our investments at fair value, with a cost of $7,254,798 and $6,919,495 and a fair value of $7,589,466 and $6,988,350, respectively.
As of June 30, 2026, investments in Alabama and California comprised 10.4% and 10.4%, respectively, of our investments at fair value, with a cost of $7,575,519 and $7,264,683 and a fair value of $7,625,922 and $7,605,707, respectively.
The following is a reconciliation for the three months ended September 30, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Non-Control/Non-Affiliate Investments (less than 5.00% voting control)
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Structured Subordinated Notes	Preferred Equity	Common Equity/Other	Total
Fair Value at June 30, 2026	$57,183,072	$2,728,926	$40,329	$958,144	$3,394,102	$64,304,573
Net realized gains (losses) on investments	(6,701,832)	—	(6,977)	—	(997,560)	(7,706,369)
Net change in unrealized gains (losses) on investments	6,681,462	—	1,645	(29,022)	1,142,409	7,796,494
Net realized and unrealized gains (losses) on investments	(20,370)	—	(5,332)	(29,022)	144,849	90,125
Purchases of investments	17,500	115,398	—	—	—	132,898
Restructuring of investments	(255,423)	—	—	—	—	(255,423)
Payment-in-kind interest	1,630	—	—	(4,791)	—	(3,161)
Accretion (amortization) of purchase discount and premium, net	31,822	—	—	—	—	31,822
Net Reductions to Subordinated Structured Notes and related investment cost	—	—	(3,286)	—	—	(3,286)
Repayments and sales of portfolio investments	(2,192,188)	—	—	—	—	(2,192,188)
Transfers into Level 3(1)	221,173	—	—	—	—	221,173
Transfers out of Level 3(1)	—	—	—	—	—	—
Fair Value at September 30, 2026	$54,987,216	$2,844,324	$31,711	$924,331	$3,538,951	$62,326,533

Net change in unrealized gains (losses) attributable to Level 3 investments still held at the end of the period	$698,040	$—	$1,645	$(29,024)	$144,849	$815,510

(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2026, one of our first lien loans transferred out of Level 2 into Level 3 because inputs to the valuation became unobservable.

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

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides quantitative information regarding significant unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2026:

			Unobservable Inputs
Asset Category	Fair Value	Primary Valuation Technique	Inputs	Range				Weighted Average

Senior Secured First Lien Debt	$51,736,846	Discounted Cash Flow (Yield Analysis)	Market yield	8.61%	to	17.03%		12.15%
Senior Secured First Lien Debt	386,098	Discounted Cash Flow (Yield Analysis)	Market yield	12.89%	to	12.89%		12.89%
		Option Pricing Model	Expected Volatility	50.00%	to	60.00%		60.00%
Senior Secured First Lien Debt	208,577	Liquidation Analysis	Recoverable Amount	n/a		n/a		n/a
Senior Secured First Lien Debt	25,311	Option Pricing Model	Expected Volatility	60.00%	to	70.00%		65.00%
		Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.50x	to	7.50x		7.00x
Senior Secured First Lien Debt	2,630,384	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	6.00x	to	9.50x		7.24x
Senior Secured Loans-Second Lien	2,844,324	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	5.25x	to	6.25x		6.25x
Common Equity/Other	3,538,951	Enterprise Value Waterfall (Market Approach)	EBITDA multiple	4.00x	to	9.75x		7.81x
Preferred Equity	279,195	Option Pricing Model	Expected Volatility	55.00%	to	70.00%		66.29%
		Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.50x	to	7.75x		7.69x
Preferred Equity	645,136	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.50x	to	10.50x		7.62x
Subordinated Structured Notes	31,711	Discounted Cash Flow	Discount rate	17.05%	to	17.34%	(1)(2)	17.33%	(1)(2)
	$62,326,533
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
For the three months ended September 30, 2026 and 2025, there were $438 and $90,000, respectively, of structuring fees recognized as part of interest income on the Consolidated Statements of Operations.
For the three months ended September 30, 2026 and 2025, there were accelerated original issue discounts due to repayments of $0 and 6,044, respectively, included in interest income.
For the three months ended September 30, 2026 and 2025, there was no early repayment income included in interest income.
Financial Instruments Disclosed, But Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2026 and the level of each financial liability within the fair value hierarchy:

	Carrying value	Fair Value	Level 1	Level 2	Level 3
OZK Credit Facility(1)	$39,433,323	$39,433,323	$—	$—	$39,433,323
	$39,433,323	$39,433,323	$—	$—	$39,433,323

(1)As of September 30, 2026, the fair value of the OZK Credit Facility was $39,433,323, the balance outstanding, and is categorized as Level 3 under ASC 820. The fair value of the OZK Credit Facility approximates the carrying value since the OZK Credit Facility bears a floating rate and re-prices to market frequently.

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
Undrawn committed revolver loans to our portfolio companies incur commitment and unused fees of 0.00%. As of September 30, 2026 and June 30, 2026, we had $196,490 and $329,388, respectively, of undrawn delayed draw term loan and revolver commitments to our portfolio companies. The fair value of our undrawn delayed draw term loan and revolver commitments was $0 and $0 as of September 30, 2026 and June 30, 2026, respectively, as they were all floating rate instruments that repriced frequently.
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
During the three months ended September 30, 2026 and 2025, we realized a loss on the extinguishment of debt in the amount of $0 and $(495,849), respectively related to the Senior Secured Revolving Credit Facility.
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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of September 30, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of September 30, 2026, we had $39,433,323 outstanding on our OZK Credit Facility. As of September 30, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $61,492,577, which represents 91% of our total investments for the period. As of September 30, 2026, cash balances of $8,228,574 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $39,433,323 and is categorized as Level 3 under ASC 820 as of September 30, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of September 30, 2026, $687,326 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2026 and 2025, we recorded $765,792 and $844,950, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended September 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility.
For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended September 30, 2026, average outstanding borrowings under the OZK Credit Facility was $42,704,016.
For the three months ended September 30, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility was $41,823,261.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11- FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
Per Share Data(a):	Class A	Class I(e)	Class A	Class I(e)
Net asset value at beginning of period	$3.89	$3.89	$4.50	$4.50
Net investment income (loss)	0.15	0.15	0.15	0.15
Net realized and unrealized gains (losses) on investments	(0.02)	(0.02)	(0.34)	(0.34)
Net realized (losses) on extinguishment of debt	—	—	(0.06)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.13	0.13	(0.25)	(0.25)
Distributions(b)
Return of capital distributions	—	—	—	—
Distributions from net investment income	(0.14)	(0.14)	(0.11)	(0.11)
Total Distributions	(0.14)	(0.14)	(0.11)	(0.11)
Net asset value at end of period	$3.88	$3.88	$4.14	$4.14
Total return based on net asset value(c)	3.50%	3.50%	(5.7)%	(5.7)%

Supplemental Data:
Net assets at end of period	$37,955,560	$50,696	$37,216,536	$9,256
Average net assets	$37,504,017	$50,093	$38,597,366	$9,600
Weighted average shares outstanding	9,732,326	14,003	8,949,850	2,237
Ratio to average net assets:
Total annual expenses(d)	15.19%	15.19%	16.66%	16.66%
Total annual expenses (after expense limitation agreement/expense waivers)(d)	8.16%	8.16%	8.75%	8.75%
Net investment income (loss)(d)(f)	15.58%	15.58%	13.95%	13.95%

Portfolio Turnover	0.19%	0.19%	5.98%	5.98%

(a) Calculated based on weighted average shares outstanding.
(b) The per share data for distributions is the actual amount of distributions paid or payable per share of common stock outstanding during the period. Distributions per share are rounded to the nearest $0.01.

(c) Total return is based upon the change in net asset value per share between the opening and ending net asset values per share during the period and assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. The computation does not reflect the sales load for any class of shares. Total return based on market value is not presented since the Company’s shares are not publicly traded.
(d) Annualized for the three months ended September 30, 2026 and 2025.
(e) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024; however, as of September 30, 2026, there are no shares of Class S or Class D common stock outstanding.
(f) For the three months ended September 30, 2026, the annualized net investment income ratio includes waivers by the Administrator of $180,000 of past overhead fees that were previously recorded and recognized in the Consolidated Statement of Operations. The annualized ratio of net investment income to average net assets would be 14.14% excluding the waiver on a go forward basis.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information about our senior securities is shown in the following table since June 30, 2022. As of September 30, 2026 and June 30, 2026, our asset coverage ratio stood at 196% and 185%, respectively, based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2026	$39,433,323	$1,964	—	—
June 30, 2026	$43,618,284	$1,851	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—

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
NOTE 12 - NET INCREASE (DECREASE) IN NET ASSETS PER SHARE
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026		2025
	Class A	Class I(a)	Class A	Class I(a)
Net increase/(decrease) in net assets resulting from operations	$1,235,180	$1,650	$(2,204,291)	$(548)
Weighted average common stock outstanding	9,732,326	14,003	8,949,850	2,237
Net increase/(decrease) in net assets resulting from operations per share	$0.13	$0.13	$(0.25)	$(0.25)
(a) In connection with the Multi-Class Offering, the Company authorized the issuance of separate classes of its common stock and designated such classes Class S, Class D and Class I common stock. The registration statement was declared effective by the SEC on May 10, 2024, however, as of September 30, 2026, there are no shares of Class S or Class D common stock outstanding.

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
NOTE 14 - SUBSEQUENT EVENTS
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:
On October 27, 2026, our Board of Directors declared a “base” distribution for the month of October 2026, which reflects a targeted annualized “base” distribution rate of 10.0% based on the net asset value per share for the fourth fiscal quarter ended June 30, 2026. The distribution has a record date as of the close of business of the last business day of October 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
October 30, 2026	November 6, 2026	$0.03242	$0.03242
Issuance of Common Stock
For the period beginning October 1, 2026 and ending November 13, 2026, the Company issued 247,479 shares of its Class A common stock and 367 shares of its Class I common stock pursuant to its distribution reinvestment plan in the amount of $960,218 and $1,423, respectively.
OZK Credit Facility
On November 5, 2026, the Company drew $1,000,000 on the OZK Credit Facility. On October 9, 2026 the Company repaid $1,700,000 on the OZK Credit Facility. As of November 13, 2026, the outstanding balance on the OZK Credit Facility was $38,733,323.
Investment Activity
During the period beginning October 1, 2026 and ending November 13, 2026, the Company made one investment in a portfolio company totaling $2,100,000.
During the period beginning October 1, 2026 and ending November 13, 2026, the Company did not sell investments in portfolio companies.
On November 9, 2026, Safety Solutions Financing, LLC repaid the $2,985,000 First Lien Term Loan to us at par.
Tenders:
On September 18 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. In addition, we further limit the number of Shares to be repurchased in any calendar year to 10% of the weighted average number of Shares outstanding in the prior calendar year, or 2.5% in each quarter. The total cash retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $1,273,011. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the "Quarterly Report"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part I, "Item 1A. Risk Factors" and "Forward-Looking Statements" appearing in our Annual Report on Form 10-K for the year ended June 30, 2026 and Part II, "Item 1A. Risk Factors" and "Forward-Looking Statements" appearing elsewhere herein.
The terms "PFLOAT," the "Company," "we," "us" and "our" mean Prospect Floating Rate and Alternative Income Fund, Inc. unless the context specifically requires otherwise.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to generate current income and, as a secondary objective, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in floating rate loans and other income producing investments, which we define herein as “Floating Rate Investments and Alternative Investments.” This 80% investment policy may be changed without shareholder approval if we conduct a tender or repurchase offer to allow shareholders to have their shares repurchased in advance of changing the policy, we provide shareholders with at least 60 days' prior written notice of any change to the policy in advance of such tender or repurchase offer, and the tender or repurchase offer is not oversubscribed. If we do not make such a tender or repurchase offer, this 80% investment policy may only be changed by a vote of a majority (as defined by the 1940 Act) of our outstanding shares. We intend to meet our investment objective by primarily lending to and investing in the debt of privately-owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $2.5 billion. We have elected and intend to continue to qualify annually to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Our Adviser
Our Adviser is a Delaware limited partnership and is registered as an investment adviser under the Advisers Act. Our Adviser is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Mr. Barry currently controls our Adviser.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2026, we purchased $132,899 in investment securities (excluding short-term securities). During the three months ended September 30, 2026, there was a noncash restructured investment of $1,632,913.
During the three months ended September 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $6,468,137, resulting in a total net portfolio decline of $6,335,238 for the three months ended September 30, 2026.
Debt Issuances and Redemptions
On August 12, 2025, the Company, as servicer, entered into a $75 million senior secured revolving credit facility (the “OZK Credit Facility”) with Bank OZK, as facility agent, the Company’s wholly-owned financing subsidiary, Prospect Flexible

Funding, LLC, as borrower, and the lenders party thereto. As of September 30, 2026, there was a $39,433,323 balance on the OZK Credit Facility.
Equity Issuances
We issued 12,853 Class I shares for the the three months ended September 30, 2026.
As part of the distribution reinvestment plan, we issued 170,597, 81,827 and 73,361 shares of our common stock on July 2, 2026, August 6, 2026 and September 8, 2026, respectively.
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
Under normal market conditions, we will invest at least 80% of our net assets (plus any borrowings for investment purposes) in Floating Rate Investments and Alternative Investments.
For purposes of this policy:
•"Floating Rate Investments" means debt instruments and other income-producing investments whose interest rate or distribution rate resets periodically by reference to a floating or variable benchmark rate, such as SOFR, with or without a floor, plus a fixed or variable spread. Floating Rate Investments include, without limitation, senior secured, unsecured, subordinated and unitranche floating rate loans; floating rate notes and bonds; and the floating rate debt tranches of collateralized loan obligations and other structured credit vehicles.
•"Alternative Investments" means income-producing investments in asset classes other than publicly traded equity securities and traditional publicly traded fixed income securities, including, but not limited to: private debt; private equity (including, but not limited to, preferred equity or contractual payment rights or rights to receive a proportional interest in the operating cash flow or net income of such company); and structured credit.
In addition, we intend to count the value of any cash or cash equivalents, including investments in money market funds or U.S. Treasury securities with remaining maturities of one year or less, that cover unfunded commitments to invest in Floating Rate Investments or Alternative Investments that we reasonably expect to be called in the future as a qualifying investment in Floating Rate Investments or Alternative Investments, as applicable, for purposes of this 80% investment policy. We may also count investments made indirectly through wholly owned subsidiaries or other investment vehicles, to the extent of our exposure to the underlying Floating Rate Investments or Alternative Investments.
This 80% investment policy may be changed without shareholder approval if we conduct a tender or repurchase offer to allow shareholders to have their shares repurchased in advance of changing the policy, we provide shareholders with at least 60 days’ prior written notice of any change to the policy in advance of such tender or repurchase offer, and the tender or repurchase offer is not oversubscribed. If we do not make such a tender or repurchase offer, this 80% investment policy may only be changed by a vote of a majority (as defined by the 1940 Act) of our outstanding shares.
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
Expenses
Our primary operating expenses will be the payment of advisory fees and other expenses under the Investment Advisory Agreement (as amended and restated) with the Adviser. The advisory fees will compensate our Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
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

For the three months ended September 30, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,000 and $167,500, of which $165,000 and $167,500, respectively, was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2026.
The Administrator also waived $180,000 of past overhead fees during the three months ended September 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any past overhead fees during the three months ended September 30, 2025.
Portfolio and Investment Activity
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2026, we purchased $132,899 in investment securities (excluding short-term securities). During the three months ended September 30, 2026, there was a noncash restructured investment of $1,632,913.
During the three months ended September 30, 2026, sales and redemptions of investment securities (excluding short-term securities) were $6,468,137, resulting in a total net portfolio decline of $6,335,238 for the three months ended September 30, 2026.
As of September 30, 2026, our investment portfolio, with a total fair value of $67,882,544, consisted of interests in 61 investments (93% in senior secured loans, 7% in equity/other and less than 1% in CLO - subordinated notes).
Our financial condition, including the fair value and performance of certain of our portfolio investments, may be materially impacted after September 30, 2026 by circumstances and events that are not yet known. To the extent our portfolio investments are adversely impacted by the renewed hostilities in the Middle East, the ongoing conflict between Russia and Ukraine, rising interest rates, inflationary pressures, or by other factors, we may experience a material adverse impact on our future net investment income, the underlying value of our investments, our financial condition and the financial condition of our portfolio investments. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed on September 28, 2026.
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

Portfolio Holdings
As of September 30, 2026, our investment portfolio, with a total fair value of $67,882,544, consisted of interests in 25 portfolio companies and 14 structured subordinated notes. The following table presents certain selected information regarding our portfolio composition and weighted average yields as of September 30, 2026 and June 30, 2026:

	As of September 30, 2026			As of June 30, 2026
	Amortized Cost	Fair Value	As Percent of Total Fair Value	Amortized Cost	Fair Value	As Percent of Total Fair Value
Senior Secured Loans-First Lien	$60,123,979	$60,543,227	89%	$72,162,346	$66,023,053	90%
Senior Secured Loans-Second Lien	2,844,324	2,844,324	4%	2,728,926	2,728,926	4%
Structured subordinated notes	32,701	31,711	—%	42,964	40,329	—%
Common Equity/Other	2,683,033	3,538,951	6%	3,680,593	3,394,103	5%
Preferred Equity	622,775	924,331	1%	627,566	958,144	1%
Total	$66,306,812	$67,882,544	100%	$79,242,395	$73,144,555	100%

Number of portfolio companies	25			26
Number of Structured subordinated notes	14			18

% Variable Rate (based on fair value)	98%	(1)		98%	(4)
% Fixed Rate (based on fair value)	2%	(1)		2%	(4)

% Weighted Average Yield Variable Rate (based on principal outstanding)	10.53%	(2)		10.44%	(5)
% Weighted Average Yield Fixed Rate (based on principal outstanding)	10.26%	(1)		8.74%	(4)
% Weighted Average Yield on Structured Subordinated Notes (based on cost)	—%			—%
% Weighted Average Yield on Fixed Rate Debt, Variable Rate Debt and Structured Subordinated Notes (based on cost)	11.94%	(3)		10.64%	(6)
% Weighted Average Yield (based on cost) for the entire portfolio	11.42%			10.14%

(1) The interest rate by type information is calculated using the Company’s debt and income producing preferred equity portfolio and excludes common equity investments and non-income producing preferred equity.

(2) The interest rate by type information is calculated using the Company’s debt and income producing preferred equity portfolio and excludes structured subordinated notes.
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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and June 30, 2026:

	September 30, 2026
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$23,537,260	36%	$25,247,797	37%
Services: Business	5,693,697	9%	5,288,988	8%
Consumer Goods: Non-Durable	4,930,784	7%	5,204,713	8%
Wholesale	4,914,719	7%	4,967,159	7%
Services: Consumer	4,432,947	7%	4,449,823	7%
Telecommunications	3,984,342	6%	4,037,640	6%
High Tech Industries	3,355,419	5%	3,394,869	5%
Construction & Building	3,088,358	5%	3,131,190	5%
FIRE: Finance	2,944,324	4%	2,984,514	4%
Transportation: Cargo	2,891,081	4%	2,928,892	4%
Automotive	3,019,744	5%	2,862,146	4%
Media: Advertising, Printing & Publishing	2,324,014	4%	2,384,753	4%
Beverage, Food & Tobacco	959,396	1%	968,349	1%
Structured Finance	32,701	—%	31,711	—%
Retail	198,026	—%	$—	—%
Total	$66,306,812	100%	$67,882,544	100%

	June 30, 2026
Industry	Investments at Amortized Cost	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
Healthcare & Pharmaceuticals	$24,547,271	31%	$26,221,780	36%
Wholesale	5,922,624	7%	5,915,163	8%
Services: Business	5,961,884	8%	5,537,348	8%
Consumer Goods: Non-Durable	5,938,081	7%	5,214,711	7%
Telecommunications	4,984,149	6%	5,057,206	7%
Services: Consumer	4,495,447	6%	4,505,693	6%
High Tech Industries	3,361,012	4%	3,403,710	5%
Construction & Building	3,093,815	4%	3,093,803	4%
Beverage, Food & Tobacco	2,900,479	4%	2,992,727	4%
Transportation: Cargo	2,894,830	4%	2,936,363	4%
Automotive	9,748,725	12%	2,933,950	4%
FIRE: Finance	2,828,926	4%	2,900,776	4%
Media: Advertising, Printing & Publishing	2,324,162	3%	2,390,996	3%
Retail	198,026	—%	—	—%
Structured Finance	42,964	—%	40,329	—%
Total	$79,242,395	100%	$73,144,555	100%
As of September 30, 2026 and June 30, 2026, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

The following table shows the composition of our investment portfolio by level of control as of September 30, 2026 and June 30, 2026:

	September 30, 2026				June 30, 2026
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Non-Control/Non-Affiliate	$66,306,812	100%	$67,882,544	100%	$79,242,395	100%	$73,144,555	100%
Total Investments	$66,306,812	100%	$67,882,544	100%	$79,242,395	100%	$73,144,555	100%

Net Asset Value
During the three months ended September 30, 2026, our net asset value decreased by $904,293 and our net asset value per share decreased by $0.01.
For the three months ended September 30, 2026, the decrease in net asset value per share was primarily attributable to an increase in net investment income less total distributions of $49,277, or $0.01 per weighted average share.
For the three months ended September 30, 2026, the decrease in net asset value per share was primarily attributable to an increase in net realized and net change in unrealized losses on investments of $225,930, or $0.20 per weighted average share.
The following table shows the calculation of net asset value per share as of September 30, 2026 and June 30, 2026.

NET ASSET VALUE PER SHARE	September 30, 2026	June 30, 2026
Class A Shares:
Net assets	$37,955,560	$37,093,253
Common Shares outstanding ($0.001 par value, 37,500,000 authorized)	9,794,883	9,525,180
Net asset value per share	$3.88	$3.89

Class I Shares:
Net assets	$50,696	$8,710
Common Shares outstanding ($0.001 par value, 12,500,000 authorized)	13,083	2,237
Net asset value per share	$3.88	$3.89
Results of Operations
Investment Income
For the three months ended September 30, 2026 and 2025, we generated $2,048,550 and $2,191,356, respectively, in investment income in the form of interest earned on our debt portfolio. Such revenues were primarily cash income and non-cash portions related to the accretion of discounts and PIK. Investment income was lower for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to decreases in SOFR, as most of the portfolio consist of floating rate investments, a portfolio company placed on non-accrual status and a decrease in the number of income-producing investments held.
For the three months ended September 30, 2026 and 2025, our income from our structured subordinated notes decreased due to 18 investments with an effective yield estimated to be 0%, as expected future cash flows are anticipated to not be sufficient to repay these investments at cost as well as many investments exiting the reinvestment period.
For the three months ended September 30, 2026 and 2025, PIK interest included in interest income totaled $0 and $31,556, respectively. For the three months ended September 30, 2026, PIK interest included in interest income in aggregate was lower due to the placement of First Brands on non-accrual status and the reversal of previously recognized PIK interest.
Operating Expenses
Total operating expenses before expense limitation support totaled $1,426,063 and $1,608,315 for the three months ended September 30, 2026 and 2025, respectively. These operating expenses consisted primarily of interest and credit facility expense, offering costs, base management fees, administrator costs, legal expense, valuation services and audit and tax expense.

The base management fees for the three months ended September 30, 2026 and 2025, respectively, were $290,101 and $296,870. Base management fees were lower for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the decrease in assets. Management fees for the three months ended September 30, 2026 and 2025 were waived.
The interest and credit facility expense for the three months ended September 30, 2026 and 2025, respectively, were $765,792 and $844,950. The interest and credit facility expenses were lower for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to a decrease in interest rates.
For the three months ended September 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility. For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2026, average outstanding borrowings under the OZK Credit Facility was $42,704,016. For the three months ended September 30, 2025, average outstanding borrowings under the Senior Secured Revolving Credit Facility was $41,823,261.
The offering costs for the three months ended September 30, 2026 and 2025, respectively, were $22,935 and $41,963. The offering costs for the three months ended September 30, 2026 were lower compared to the three months ended September 30, 2025 due to the commencement of our Multi-Class Offering and the amortization of the initial costs associated with our registration statement that was declared effective by the SEC on May 10, 2024.
The legal expenses for the three months ended September 30, 2026 and 2025, respectively, were $19,616 and $61,636. The legal expenses for the three months ended September 30, 2026 were lower in aggregate compared to the three months ended September 30, 2025 due to additional costs associated with launching our Multi-Class Offering.
The valuation services for the three months ended September 30, 2026 and 2025, respectively, were $6,074 and $6,000. There were no significant changes in valuation costs for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 .
The audit expenses for the three months ended September 30, 2026 and 2025, respectively, were $63,750 and $84,843. The audit costs for the three months ended September 30, 2026 were lower compared to the three months ended September 30, 2025 was primarily attributable to a consent provided by the predecessor auditor.
The general and administrative expense for the three months ended September 30, 2026 and 2025, respectively, were $27,390 and $29,239. There were no significant changes in general and administrative expenses for the three months ended September 30, 2026 and compared to the three months ended September 30, 2025.
Pursuant to the expense limitation support payment (discussed below), the Adviser reimbursed the Company $660,273 and $763,365 for the three months ended September 30, 2026 and 2025, respectively.
For the three months ended September 30, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,000 and $167,500, respectively, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2026. The Administrator also waived $180,000 of past overhead fees during the three months ended September 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator did not waive any past overhead fees during the three months ended September 30, 2025.
Net Investment Income (Loss)
Our net investment income (loss) totaled $1,462,760 and $1,346,406 for the three months ended September 30, 2026 and 2025, respectively. The net investment income for the three months ended September 30, 2026 was higher due to the Adviser waiving previously allocated administration costs.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.
For the three months ended September 30, 2026 and 2025, we received proceeds from sales and repayments on unaffiliated investments of $5,215,120 and $17,095,282, respectively, from which we realized gains/(losses) of $91,137 and $(946,807), respectively.
During the three months ended September 30, 2026 and 2025, we recognized realized losses from impairment of investments for $(7,728,150) and $0, respectively.
During the three months ended September 30, 2026 and 2025, we recognized realized losses from restructuring of investments for $(255,433) and $0, respectively.

During the three months ended September 30, 2026 and 2025, we recognized a realized loss from debt extinguishment of $0 and $495,849, respectively, related to the termination of the Senior Secured Revolving Credit Facility.
During the three months ended September 30, 2026 and 2025, we recognized a realized loss of $(6,977) and $(236,373), respectively, on our Structured Subordinated Notes.
Net Unrealized Gains/Losses on Investments
For the three months ended September 30, 2026 and 2025, net change in unrealized gains (losses) totaled $7,673,571 and $(1,985,074), respectively. For the three months ended September 30, 2026, the fair value of our investments was negatively impacted by macro-economic challenges such as reduced demand, economic volatility, and inflationary pressures.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from cash flows from fees (such as management fees), interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of funds is investments in companies, payments of our expenses and distributions to holders of our common stock.
Because many of our operating costs are not proportional to our size, including accounting/auditing, legal, insurance and administrative costs (which includes the reimbursement of the compensation of the chief financial officer, CCO, treasurer, secretary and other administrative personnel of our Administrator), we must raise sufficient capital in order to build a portfolio that generates sufficient revenue to cover our expenses. As of September 30, 2026, we have not raised sufficient capital to build a large enough portfolio to generate sufficient revenue to cover our operating expenses. We have entered into an Expense Limitation Agreement ("ELA") with our Adviser, which, as a result of our Adviser waiving fees that we would otherwise be required to pay to it, has allowed us to make distributions to shareholders and pay some expenses. However, after December 31, 2026, our Adviser will no longer be contractually obligated to waive fees. Our Adviser, in its capacity as an affiliate of our former adviser, has in the past agreed to voluntarily waive fees, but there is no guarantee that it will do so and, if it does not, we will be required to sell our investments to cover our expenses.
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
We may borrow funds to make investments at any time, including before we have fully invested the proceeds of any offering, to the extent we determine that additional capital would allow us to take advantage of investment opportunities, or if our Board of Directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. We currently finance portfolio investments using debt, as described below, and will determine whether and to what extent to incur additional borrowings based on market conditions and our investment and financing needs. We do not currently anticipate issuing any preferred stock.
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
For the three months ended September 30, 2026 and 2025, our operating activities (used) provided $4,764,201 and $14,356,236, respectively. The change is primarily driven by a decrease in repayments and sales of portfolio investments, partially offset by a decrease in purchases of investments and a receivable for an investment sold. Operating cash flows were also reduced by repayments of portfolio investments and a decrease in the amount due to the Administrator.
For the three months ended September 30, 2026 and 2025, operating activities included the purchases of investments of $132,899 and $4,619,693, respectively.
For the three months ended September 30, 2026 and 2025, operating activities included the repayments and sales of portfolio investments of $5,215,120 and $17,095,282, respectively.
Financing activities provided/(used) $(4,503,105) and $(7,751,956) of cash during the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025 respectively, these included dividend payments of $142,753 and $101,413 and borrowings under the Secured Revolving Credit Facility of $$0 and $3,400,000, respectively. During the three months ended September 30, 2026, financing activities also included borrowings under the OZK Credit Facility of $—.

For the three months ended September 30, 2026 and 2025, respectively, we repaid, in aggregate, $4,184,962 and $56,728,750, under the OZK Credit Facility and the Secured Revolving Credit Facility.
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
During the three months ended September 30, 2026, we had no realized loss on the extinguishment of debt. During the three months ended September 30, 2025, we realized a loss on the extinguishment of debt in the amount of $495,849.

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
The OZK Credit Facility requires the Borrower to pledge assets as collateral in order to borrow under the OZK Credit Facility. The OZK Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements, among other items. The OZK Credit Facility also contains certain requirements relating to portfolio performance, including limitations on delinquencies and charge-offs, a violation of which could result in the early termination of the OZK Credit Facility. As of September 30, 2026, we were in compliance with the applicable covenants of the OZK Credit Facility.
As of September 30, 2026, we had $39,433,323 outstanding on our OZK Credit Facility. As of September 30, 2026, the investments used as collateral for the OZK Credit Facility had an aggregate fair value of $61,492,577, which represents 91% of our total investments for the period. As of September 30, 2026, cash balances of $8,228,574 were used as collateral for the OZK Credit Facility. The fair value of the OZK Credit Facility was $39,433,323 and is categorized as Level 3 under ASC 820 as of September 30, 2026. The fair value of the OZK Credit Facility approximates its carrying value as the OZK Credit Facility is repriced to a market rate of interest frequently.
In connection with the origination of the OZK Credit Facility, we incurred $959,106 in fees, all of which are being amortized over the term of the OZK Credit Facility. As of September 30, 2026, $687,326 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2026 and 2025, we recorded $765,792 and $844,950, respectively, of interest costs and amortization of financing costs on the OZK Credit Facility as interest expense.
For the three months ended September 30, 2026, the average stated interest rate (i.e., rate in effect plus the spread) was 6.18% under the OZK Credit Facility.
For the three months ended September 30, 2025, the average stated interest rate (i.e., rate in effect plus the spread) was 6.85% under the OZK Credit Facility and the Senior Secured Revolving Credit Facility.
For the three months ended September 30, 2026, average outstanding borrowings under the OZK Credit Facility was $42,704,016.
For the three months ended September 30, 2025, average outstanding borrowings under the OZK Credit Facility and Senior Secured Revolving Credit Facility was $41,823,261.
Recent Developments
Management has evaluated all known subsequent events through the date of issuance of these consolidated financial statements and notes the following:
Distributions:
On October 27, 2026, our Board of Directors declared a “base” distribution for the month of October 2026, which reflects a targeted annualized “base” distribution rate of 10.0% based on the net asset value per share for the fourth fiscal quarter ended June 30, 2026. The distribution has a record date as of the close of business of the last business day of October 2026. The distribution will be payable to stockholders of record as of the monthly record date set forth below.

Record Date	Payment Date	PFLOAT Class A Common Stock, per share	PFLOAT Class I Common Stock, per share
October 30, 2026	November 6, 2026	$0.03242	$0.03242
Issuance of Common Stock
For the period beginning October 1, 2026 and ending November 13, 2026, the Company issued 247,479 shares of its Class A common stock and 367 shares of its Class I common stock pursuant to its distribution reinvestment plan in the amount of $960,218 and $1,423, respectively.

OZK Credit Facility
On November 5, 2026, the Company drew $1,000,000 on the OZK Credit Facility. On October 9, 2026 the Company repaid $1,700,000 on the OZK Credit Facility. As of November 13, 2026, the outstanding balance on the OZK Credit Facility was $38,733,323.
Investment Activity
During the period beginning October 1, 2026 and ending November 13, 2026, the Company made one investment in a portfolio company totaling $2,100,000.
During the period beginning October 1, 2026 and ending November 13, 2026, the Company did not sell investments in portfolio companies.
On November 9, 2026, Safety Solutions Financing, LLC repaid the $2,985,000 First Lien Term Loan to us at par.
Tenders:
On September 18 2026, under our share repurchase program, we made a tender offer to purchase up to the number of shares of our issued and outstanding Class A and Class I common stock we could repurchase with the cash we retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan to those shareholders who elected to receive their distributions in the form of additional shares rather than in cash. In addition, we further limit the number of Shares to be repurchased in any calendar year to 10% of the weighted average number of Shares outstanding in the prior calendar year, or 2.5% in each quarter. The total cash retained during the quarter ended June 30, 2026 as a result of issuing shares through our distribution reinvestment plan prior to this tender offer was approximately $1,273,011. The tender offer was for cash at a price equal to the net asset value per share as of October 31, 2026.
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
For the three months ended September 30, 2026 and 2025, allocation of overhead from the Administrator to the Company was $165,000 and $167,500, respectively, of which $165,000 was waived by the Administrator under the Expense Limitation Agreement during the three months ended September 30, 2026. The Administrator also waived $180,000 of past overhead fees during the three months ended September 30, 2026 that were previously recorded and recognized in the Consolidated Statement of Operations. The Administrator waived overhead fees of $167,500 during the three months ended September 30, 2025. The Administrator did not waive any past overhead fees during the three months ended September 30, 2025 that were previously recorded and recognized in the Consolidated Statement of Operations.
During the three months ended September 30, 2026 and 2025, $0 and $2,500, respectively, of US Bank, BNY and Sumitomo Mitsui Banking Corporation ("SMBC") fees are being included within the Administrator costs incurred by the Company.
As of September 30, 2026 and June 30, 2026, $1,490,286 and $1,670,286, respectively, was payable to the Administrator, US Bank and SMBC by the Company.
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
Officers and Directors
Certain officers and directors of the Company are also officers and directors of the Adviser and its affiliates. There were no fees paid to the independent directors of the Company as the Company did not exceed the minimum net asset value required (i.e., greater than $100 million) to receive a fee for the three months ended September 30, 2026 and 2025. The officers do not receive any direct compensation from the Company.
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
Expense Limitation Agreement
Expense Limitation Agreement with the Adviser
Pursuant to the Sixth Amended and Restated ELA, our Adviser will be required to waive all of the investment advisory fees that it is entitled to receive pursuant to the Investment Advisory Agreement, commencing with the quarter ended September 30, 2025 through December 31, 2026, in order to limit our Operating Expenses (as defined below) to an annual rate, expressed as a percentage of our average quarterly net assets, equal to 0.00% (the "Annual Limit"). After December 31, 2026, such waiver may be made at our Adviser’s option and in its sole discretion. Even if the Adviser decides to voluntarily waive its investment advisory fees for a quarter ended after December 31, 2026, there is no guarantee that the Adviser will continue to do so. For purposes of the ELA, the term "Operating Expenses" with respect to the Company, is defined to include all expenses necessary or appropriate for the operation of the Company, including but not limited to our Adviser’s base management fee, any and all costs and expenses that qualify as line item "operating" expenses in the consolidated financial statements of the Company as the same are filed with the SEC and other expenses described in the Investment Advisory Agreement, but does not include any portfolio transaction or other investment-related costs (including brokerage commissions, dealer and underwriter spreads, prime broker fees and expenses and dividend expenses related to short sales), shareholder servicing and/or distribution fees, interest expenses and other financing costs, extraordinary expenses and acquired fund fees and expenses. Upfront shareholder transaction expenses, such as sales commissions, dealer manager fees and similar expenses, are not Operating Expenses. Our Adviser waived expenses, pursuant to the ELA, in an amount of $660,273 and $763,365 for the three months ended September 30, 2026 and 2025, respectively. Our Adviser waived expenses, pursuant to the ELA, in an amount of $2,225,010 and $916,005 for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, pursuant to the Sixth Amended and Restated ELA, we are due $205,170 from our Adviser. This amount comprises of all of the Company's Operating Expenses. As of June 30, 2026, pursuant to the Sixth Amended and Restated ELA, we were due 154,057 from our Adviser.
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
On March 4, 2026, the Amended and Restated Advisory Agreement was further amended and restated to effect certain immaterial changes requested by certain state securities regulatory authorities based on the NASAA Omnibus Guidelines. The Second Amended and Restated Advisory Agreement was unanimously approved by our Board of Directors, including by all of the directors who are not "interested persons" (as defined in the 1940 Act), and became effective on March 4, 2026. The Second Amended and Restated Advisory Agreement was most recently approved by our Board of Directors, including all of our directors who are not "interested persons" (as defined in the 1940 Act), on June 18, 2026.
The Investment Advisory Agreement, as amended and restated, is further discussed below.
Investment Advisory Agreement
Pursuant to the Second Investment Advisory Agreement, we paid the Adviser a fee for investment advisory and management services consisting of a base management fee and an incentive fee. The cost of both the base management fee payable to the Adviser and any incentive fees it earns is ultimately borne by our stockholders. See "Amended and Restated Advisory Agreement" below for additional information.
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
The Second Amended and Restated Advisory Agreement, which became effective on March 4, 2026, did not change the advisory fee provisions of the Amended and Restated Advisory Agreement.
During the three months ended September 30, 2026 and 2025, the total base management fee incurred by the Adviser was $290,101 and $296,870, respectively, which were waived by the Adviser. As of September 30, 2026 and June 30, 2026, the total base management fee due to the Adviser after the waiver was $0 and $0, respectively.
There were no incentive fees payable as of September 30, 2026 or June 30, 2026. During the three months ended September 30, 2026 and 2025, there were no incentive fees incurred.
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
Below is our annual asset coverage since June 30, 2022. As of September 30, 2026, our asset coverage ratio stood at 196% based on the outstanding principal amount of our senior securities representing indebtedness.

Revolving Credit Facility	Total Amount Outstanding	Asset Coverage per Unit(1)	Involuntary Liquidating Preference per Unit(2)	Average Market Value per Unit(2)
September 30, 2026	$39,433,323	$1,964	—	—
June 30, 2026	$43,618,284	$1,851	—	—
June 30, 2025	$45,500,000	$1,879	—	—
June 30, 2024	$27,800,000	$2,125	—	—
June 30, 2023	$8,600,000	$2,709	—	—
June 30, 2022	$20,500,000	$1,815	—	—
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
In all cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to each investment. All of our investments carried at fair value are classified as Level 2 or Level 3 as of September 30, 2026 and June 30, 2026, with a significant portion of our investments classified as Level 3.
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

At September 30, 2026, $52,154,655, $9,963,301, $5,556,011 and $208,577 of our total investments were valued using the discounted cash flow, enterprise value waterfall, market quotes, and recoverable liquidation amount, respectively, compared to $54,210,949, $10,093,624, and $8,839,982 of our total investments which were valued using the discounted cash flow, enterprise value waterfall, and market quotes, respectively, at June 30, 2026.
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
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including inflation, changes in interest rates and equity price risk. The impact of global health epidemics, wars and civil disorder and other events outside our control, including, but not limited to, the renewed hostilities in the Middle East and the conflict between Russia and Ukraine, and the effects of this volatility could materially impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see "Part 1: Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See "Part 1: Item 1A. Risk Factors - Risks Relating to Our Business and Structure - Changing interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans, the rates are determined from the SOFR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a SOFR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2026, 98% (based on fair value) of our investments paid variable interest rates and 2% paid fixed rates (considering interest rate flows for floating rate instruments, excluding our investments in equity and structured subordinated notes). A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we may hold in the future.
The OZK Credit Facility is based on floating SOFR or prime rate. Amounts drawn under the OZK Credit Facility in U.S. dollars will bear interest at either term SOFR plus 2.5%. The outstanding balance of the OZK Credit Facility is $39,433,323 as of September 30, 2026.
The following table shows the estimated annual impact of changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in equity, fixed rate instruments and structured subordinated notes) on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio in effect as of September 30, 2026:

Interest Rate Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,906,202	$1,183,000	$723,202
Up 200 basis points	$1,270,801	$788,666	$482,135
Up 100 basis points	$635,401	$394,333	$241,068
Down 100 basis points	$(562,655)	$(394,333)	$(168,322)
Down 200 basis points	$(895,842)	$(788,666)	$(107,176)
Down 300 basis points	$(1,105,756)	$(1,183,000)	$77,244
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
In addition, we may have risk regarding portfolio valuation. For discussion of critical accounting policies, estimates and risks regarding our portfolio valuation, refer to "Critical Accounting Estimates" above and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2026.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2026, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities

In order to satisfy the reinvestment portion of our dividends for the three months ended September 30, 2026, we issued the following shares of common stock to stockholders of record on the dates noted below as part of our distribution reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended.

Record Date	Date of Issuance	Number of Shares	Purchase Price per Share
July 31, 2026	August 6, 2026	81,827	$3.89
August 31, 2026	September 8, 2026	73,361	$3.88
September 30, 2026	October 7, 2026	172,697	$3.88
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
*    Filed herewith.
(1)Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.

(2)Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 6, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2026.

PROSPECT FLOATING RATE AND ALTERNATIVE INCOME FUND, INC.

    By: /s/ M. Grier Eliasek
    M. Grier Eliasek
    Chief Executive Officer
    (Principal Executive Officer)

    By: /s/ Kristin Van Dask
    Kristin Van Dask
    Chief Financial Officer
    (Principal Accounting and Financial Officer)